Form 10-K
period 2012-12-31
Altisource Asset Management Corp
filed 2013-02-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-54809

ALTISOURCE ASSET MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 Strand Street
Frederiksted, United States Virgin Islands 00840-3531
(Address of principal executive office)

(340) 692-1055
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class)
Common Stock, par value $0.01 per share

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2012 was $0.

As of January 30, 2013, 2,343,213 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

ALTISOURCE ASSET MANAGEMENT CORPORATION
FORM 10-K FOR THE PERIOD FROM MARCH 15, 2012 (INCEPTION) TO
DECEMBER 31, 2012

i

Special Note on Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events including, among other things, discussion and analysis of our future financial condition; results of operations; strategic plans and objectives; cost management; liquidity and capital resources; amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to retain and maintain our strategic relationships with related parties;

•	our ability to implement our business plan;

•	future or pending transactions;

•	our projected operating results including receipts under the terms of the Residential asset management agreement;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	general economic and market conditions and

•	governmental regulations, taxes and policies.

For further information on factors that could affect us and the statements contained herein, please refer to the section “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us. We undertake no obligation to update or supplement forward-looking statements.

ii

Part I

Item 1. Business.

References in this report to "we," "our," "us," or the "Company" refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Ocwen” refer to Ocwen Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

Altisource Asset Management Corporation was incorporated in the United States Virgin Islands on March 15, 2012. Our primary business is to provide asset management and certain corporate governance services under a 15-year asset management agreement, which we refer to as the “Residential asset management agreement,” to Altisource Residential Corporation, which we refer to as “Residential,” a Maryland corporation recently formed to acquire and own single-family rental assets.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $5 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the OTCQX under the symbol “AAMC” on December 24, 2012. The separation from Altisource is described in more detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Completion of Spin-Off.”

We have a capital light operating strategy with profits available for share repurchases and dividends, although we have no current plans to repurchase shares or pay dividends. Initially, Residential is our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fee,” that will give us an increasing share of Residential's cash flow available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential in our Consolidated Financial Statements.

Our Business Strategy

Our business strategy is to:

•	provide asset management services to Residential to assist it in generating a growing stream of cash available for distribution to its shareholders and thereby growing our earnings;

•	assist Residential in generating a steady, stable cash flow stream from its preferred investment in a title insurance and reinsurance business and

•	develop other scalable investment strategies and vehicles by leveraging the expertise of our management team.

Residential's Business Strategy

Residential's business objective is to provide attractive returns to its shareholders primarily through dividends. We believe it can accomplish this with the following strategy:

•
We expect to acquire single-family rental assets for Residential primarily through the acquisition of non-performing loan portfolios. We believe that the non-performing loan acquisition channel will give Residential a cost advantage over other acquisition channels such as foreclosure auctions and other real-estate owned, or “REO,” acquisitions because:

◦	we believe Residential will be able purchase single-family assets at a lower price because there are fewer participants in the non-performing loan marketplace leading to a higher discount rate and

◦
we believe Residential will be able purchase non-performing loans at a lower price because the seller does not have to pay the broker commissions and closing costs of up to 10% of gross proceeds that typically are incurred when selling REO after foreclosure.

•
We expect to generate near-term cash-flow for Residential through the modification of non-performing loans and subsequently refinance them at or near the value of the underlying property without waiting for entire loan portfolios to reach stabilized rental state.

•
We expect to operate and manage single-family rental properties for Residential at a predictable and attractive cost structure after converting non-performing loans to rental properties due to the competitive property management fees offered to Residential under its services agreement with Altisource:

◦
Residential's management of single-family rental properties using Altisource's nationwide vendor network is not dependent upon scale. Unlike many of Residential's competitors, Residential will not require a critical size of single-family rental assets in a geographic area to attain operating efficiencies and

◦
non-performing loan pools typically contain properties that are geographically dispersed requiring a cost-effective nationwide property management system. Because of Residential's arrangement with Altisource, it is positioned to acquire properties throughout the United States allowing it to bid on large distributed portfolios that geographically constrained competitors cannot.

•
We expect to generate a stable cash flow stream for Residential through our management of its preferred investment in a title insurance and reinsurance business that is positioned to perform the title search and insurance services for Residential's network of single-family assets.

We believe that our management of these strategies for Residential will translate into earnings potential for us and our shareholders through the incentive management fees we earn under the Residential asset management agreement.

To help Residential achieve its business strategy, it is leveraging our strategic relationships with Ocwen and Altisource. We expect that Residential's 15-year mortgage servicing agreement with Ocwen, which we refer to as the “Ocwen servicing agreement,” will enable it to shorten non-performing loan resolution timelines by (1) converting a portion of the non-performing loan portfolio to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of the portfolio. We expect that a portion of the non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect the borrowers to refinance these loans at or near the estimated value of the underlying property, potentially generating very attractive returns for Residential. We also expect that, despite efforts to modify or return the mortgage loans to a performing status, a portion of these mortgage loans will enter into foreclosure, ultimately becoming REO that can be converted into single-family rental assets. Even after considering the foreclosure expenses and the time value of money, Residential should be able to acquire single-family rental assets efficiently and cost-effectively at a discount to the typical REO acquisition price. Additionally, as Residential intends to retain the majority of the underlying real estate assets, it will avoid some of the typical REO acquisition costs such as real estate brokerage commissions.

In addition, we expect that Residential's 15-year master services agreement with Altisource, which we refer to as the “Altisource master services agreement,” for construction management, leasing and property management services will allow it to operate single-family rental assets at a lower cost than its competitors due to Altisource's established real property management experience and centralized vendor management model. Further, because of Altisource's widely-distributed and established vendor model, Residential can acquire assets nationwide. We believe that this will enable Residential to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States when Residential's competitors might not be willing or able to do so.

Title Insurance and Reinsurance

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource Reinsurance Company Ltd. which we refer to as “NewSource,” a title insurance and reinsurance company. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. We believe that NewSource will be able to operate for the foreseeable future without any additional capital investments by Residential or us. We expect NewSource to generate a steady stream of title insurance and reinsurance sourced by Altisource through its relationships with Ocwen and Lenders One, a national alliance of leading community mortgage bankers, correspondent lenders and suppliers of mortgage products and services. This investment also complements our business strategy because the acquisition of REO properties and mortgage loans by Residential will require a detailed analysis of the chain of title and typically involves the purchase of title insurance to ensure clear and marketable title to each property. We believe that the title insurance and reinsurance business, especially when a minimal amount of sales commissions are paid by the insurer, has the potential to be profitable; therefore, we expect NewSource to provide stable cash flows to Residential and us from its preferred investment and our common stock investment while substantially limiting our investment risk.

NewSource will retain Altisource under a long-term Title Insurance Services Agreement to provide a wide range of technical underwriting services that will allow NewSource to evaluate title risk in a timely and cost effective manner. Altisource will receive a performance fee of 90% of the net income of NewSource after NewSource pays a preferred dividend of 12% to Residential. Additionally, NewSource intends to enter into an asset management agreement with us to provide certain asset management and certain corporate governance services and an asset management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations. This will enable NewSource to avoid the cost of having any permanent employees.

Residential Asset Management Agreement and Residential's Service Providers

Under the Residential asset management agreement, we will administer Residential's day-to-day business activities and operations. Among other services, we will provide Residential with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. Our management also has significant corporate governance experience that will enable us to operate effectively and manage Residential's business and organizational structure efficiently. Residential is contractually required to reimburse us for expenditures we incur related to managing Residential's business.

Additionally, Residential will pay us the incentive management fee as follows: (i) 2% of all cash available for distribution by Residential to its shareholders until the aggregate amount of such cash dividends paid during the quarter divided by the average number of shares of Residential's common stock outstanding during the quarter, which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then (ii) 15% of all additional cash available for distribution by Residential to its shareholders until the quarterly per share distribution amount exceeds $0.193, then (iii) 25% of all additional cash available for distribution by Residential to its shareholders until the quarterly per share distribution amount exceeds $0.257, and thereafter (iv) 50% of all additional cash available for distribution by Residential to its shareholders (in each case as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend). Residential will distribute the quarterly per share amount after the application of the incentive management fee payable to us.

The incentive management fee thresholds as described above will be reduced to the extent that Residential pays or is deemed to pay dividends of cash from capital transactions and in the event that Residential pays or is deemed to pay dividends of cash from capital transactions so that a hypothetical holder of one share of Residential's Class B common stock acquired on the separation date has received with respect to such share of Class B common stock, since the separation date, distributions of cash that are deemed to be cash from capital transactions in an aggregate amount equal to $12.74 (the approximate book value of a single share of Residential's Class B common stock as of the separation date), then all of the foregoing thresholds will be reduced to zero and Residential will pay a quarterly incentive management fee equal to 50% of all additional cash available for distribution by Residential to its shareholders. Residential may from time to time raise capital by issuing shares of Class A common stock with a distribution preference to the Class B common stock. For the purpose of this calculation, any Residential Class A common stock dividend priority will be disregarded. As of January 30, 2013, no Residential Class A common stock had been issued. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

We believe that our incentive management fee arrangement aligns our interest with Residential's shareholders. Unlike incentive fee structures that pay the asset manager fees based on net assets under management or market capitalization, we only earn incentive fees in relation to Residential's cash available for distribution to its shareholders.

In addition to the Ocwen servicing agreement and the Altisource master services agreement, Residential and we have each entered into separate support services agreement with Altisource, which we refer to as the “Altisource support services agreements,” to provide, as necessary, services to Residential and us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. In addition, Residential and we have entered into trademark license agreements with Altisource that provides us with non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also entered into a technology services agreement with Altisource pursuant to which Altisource provides us with technology support services for network management and telephony.

Employees

As of December 31, 2012, we had five full time employees. Our executive officers are also officers of Residential.

Our Competition

We are in a highly competitive market and are competing with other asset managers. Our competitors may have greater resources, more personnel, more clients, more sources of revenue or more capital than we do. Our clients may not perform as well as the clients of our competitors. Some of our competitors' clients may have significant amounts of capital, lower cost of capital or access to funding sources not available to our client. Additionally, our competitors and competitors' clients may have higher risk tolerances or may be willing to accept lower returns on investment. Some of our competitors may have better expertise or be regarded by potential clients as having better expertise to specific assets.

Residential's Competition

Residential faces competition from various sources for the acquisition of sub-performing and non-performing loans. Its competition includes other REITs, pension funds, insurance companies, hedge funds, investment companies, partnerships and developers. To effectively compete, Residential will rely upon our management team and their substantial industry expertise which we believe provides Residential with a competitive advantage and helps it assess the investment risks and determine appropriate pricing. We expect Residential's integrated approach of acquiring sub-performing and non-performing loans and converting them to REO will enable it to compete more effectively for attractive investment opportunities. Furthermore, we believe that Residential's access to Ocwen's servicing expertise helps it to maximize the value of its loan portfolios and provides it with a competitive advantage over other companies with a similar focus. We also believe that Residential's relationship with Altisource and access to its nationwide vendor network will enable it to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States. However, we cannot assure you that Residential will be able to achieve its business goals or expectations due to the competitive, pricing and other risks that it faces. Residential's competitors may have higher risk tolerances, may be able to pay higher prices for non-performing loans than it can or may be willing to accept lower returns on investment. As the inventory of available non-performing and sub-performing loans and REO will fluctuate, the competition for assets and financing may increase.

Residential also faces significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Residential will rely upon the ability of our management team to effectively manage Altisource's construction, renovation and property management services on its acquired properties. We believe Altisource's established nationwide vendor network and use of proprietary technology will provide Residential with a competitive advantage by allowing it to operate with an attractive cost structure and thereby generate attractive returns. Despite these efforts, some of Residential's competitors' single-family home rental properties may be better quality, in a more desirable location or have leasing terms more favorable than Residential can provide. In addition, Residential's ability to compete depends upon, among other factors, trends of the national and local economies, the financial condition of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family renter economic demographics and demands, we cannot assure you that Residential will be successful in acquiring or managing single-family rental properties that satisfy its return objectives.

Environmental Matters

As an owner of real estate, Residential will be subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at its properties. We are tasked with monitoring these laws, regulations and ordinances for Residential. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at Residential's properties also may expose it to third-party liability for personal injury or property damage or adversely affect Residential's ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Government Approval

Outside of routine business filings, we do not believe it is necessary to obtain any government approval to operate our business.

Governmental Regulations

We do not believe there are any governmental regulations that will affect the conduct of our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act,” and we are eligible to avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act," and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, the JOBS Act provides that an “emerging growth company” can utilize an extended transition period for complying with new or revised accounting standards, allowing it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies which are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Available Information

We file or will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission which we refer to as the “SEC.” These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

Our principal Internet address is http://www.altisourceamc.com, and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file with or furnish to the SEC along with corporate governance information including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones Residential or we face. We consider the risks faced by Residential to be our risks because we rely on the performance of Residential to determine our incentive management fee payments and result of operations. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

Risks related to our business in general

We are a development stage company. If we are unable to implement our business strategy or operate our business as we currently expect to do, our operating results may be adversely affected.

We are a development stage company and our business model is untested. Businesses like ours which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses. We have not completed a full year operations and as a result we cannot predict our results of operations, financial conditions and cash flows. We have generated no revenue to date and may not have sufficient capital to implement our business model. In addition, we will have increased costs as a result of being a stand-alone public company, including with respect to maintaining a separate Board of Directors and obtaining a separate audit, in addition to accounting, tax, legal, insurance and compliance costs and other professional fees. Currently, we are unable to estimate the amount of such expenses. There can be no assurance that the business will become profitable or if we become profitable that it will be sustainable. The income potential of our proposed business is unproven, and the absence of an operating history for Residential and us makes it difficult to evaluate our prospects. We may not be able to execute our business strategy as planned which may adversely impact our financial performance.

The success of our business is dependent on Residential and its ongoing access to sufficient and cost-effective sources of capital.

Residential is a development stage company and may not have sufficient working capital to implement its investment strategies. Residential may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out its business plan over the long-term. We will have significant responsibilities in advising Residential on its capital raising activities. Our success is dependent on Residential's ability to obtain such capital. Currently, the primary source of Residential's liquidity is the capital contribution from Altisource. In the future, Residential may need to utilize various secondary sources of liquidity including without limitation accessing the capital markets to issue debt or equity securities or engaging in collateralized or other borrowings from third party banks, all or any of which may not be available or have terms that are not cost-effective, therefore having an adverse impact on Residential's financial performance. Residential currently is our only customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Residential is also a development stage company and has not generated any revenue to date. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on Residential for incentive management fees.

The asset management business is intensely competitive.

The asset management business is intensely competitive, driven by a variety of factors including asset performance, the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of other asset managers. A number of factors serve to increase our competitive risks:

•	a number of our competitors may have greater financial, technical, marketing and other resources and more personnel than we do;

•	our client may not perform as well as the clients of our competitors;

•
several of our competitors and their clients have significant amounts of capital and many of them have similar management objectives to ours which may create additional competition for management opportunities;

•
some of these competitors' clients may also have a lower cost of capital and access to funding sources that are not available to our clients which may create competitive disadvantages for us with respect to funding opportunities;

•
some of our competitors' clients may have higher risk tolerances, different risk assessments or lower return thresholds which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to advise their clients to bid more aggressively than our clients for assets on which we would advise our clients to bid;

•
there are relatively few barriers to entry impeding new asset management firms and the successful efforts of new entrants into the asset management business is expected to continue to result in increased competition;

•	some of our competitors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets and

•	other industry participants will from time to time seek to recruit members of our management team and other employees away from us.

Our inability to effectively compete on these and other areas may have an adverse effect on our results of operations and financial condition.

The risks associated with Residential's business that could adversely affect its ability to generate revenue and pay distributions to its shareholders are risks to our business.

Initially, Residential is our primary source of revenue and will drive our potential future growth. Any risk associated with Residential's business that would adversely affect its ability to generate revenue and pay distributions to its shareholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the incentive management fees paid to us as a percentage of Residential's cash available for distribution to its shareholders.

The risks associated with NewSource's business that could adversely affect its ability to generate revenue and pay our asset management fee are risks to our business and the value of our investment in NewSource.

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. We intend to enter into a management agreement with NewSource to provide asset management and corporate governance services. NewSource will pay us an annual asset management fee. Any risk associated with NewSource's business that would adversely affect its ability to generate revenue and pay our asset management fee is a risk to our business.

Failure of Residential to qualify as a REIT would have significant adverse consequences to us.

Residential intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. Residential's qualification as a REIT will depend upon its ability to meet, on an ongoing basis, requirements regarding its organization and ownership, distributions of its income, the nature and diversification of its income and assets and other tests imposed by the Internal Revenue Code which we refer to as the “Code.” Residential may fail to satisfy the REIT requirements in the future. If the IRS determines that Residential does not qualify as a REIT or if it qualifies as a REIT and subsequently loses its REIT status, Residential will be subject to serious tax consequences that would cause a significant reduction in its cash available for distribution for each of the years involved and thereby reduce or nullify any incentive management fees payable to us.

If Residential is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to us.

Residential does not intend or expect to be an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act,” since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, Residential will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically single family rental assets and sub-performing and non-performing loans. To the extent that the SEC determines that Residential is in fact an investment company, Residential intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company ''[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.'' The SEC has historically taken the position that an issuer may rely on the exception provided by Section 3(c)(5)(C) as long as at least 55% of its assets consist of ''qualifying interests,'' such as mortgage loans which are secured by real estate and other liens on and interests in real estate, and an additional 25% consists of real estate-type interests. The SEC has also historically indicated that up to 20% of an issuer's total assets may be invested in miscellaneous investments. Other than Residential's investment in NewSource, Residential believes that all of its assets will fall within the definition of ''qualifying assets.'' Additionally, Residential does not currently expect to issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, as those terms are defined by the Investment Company Act. Consequently, Residential believes that it will not be required to register under the Investment Company Act.

If Residential is deemed to be an investment company and its investment in NewSource accounts for more than 20% of its assets, it could be required to dispose of its NewSource investment (or a portion thereof) in order to qualify for the 3(c)(5)(C) exception. We expect that Residential's investment in NewSource will constitute less than 20% of its assets shortly after the separation date. Consequently, we do not believe that Residential's investment in NewSource will impact its ability to continue to rely on the Section 3(c)(5)(C) exemption. In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether certain mortgage related pools which rely (like Residential) on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. Since Residential's primary investment strategy is to directly invest in REO Properties and mortgages secured by real estate, Residential does not believe that the SEC's review will have a material impact on its status as a non-investment company business or its ability to continue to rely on the Section 3(c)(5)(C) exception; however, Residential cannot provide any assurance that the outcome of the SEC's review will not require Residential to register under the Investment Company Act. If Residential is determined to be an investment company or it fails to qualify for this exception from registration as an investment company, or the SEC determines that companies that engage in businesses similar to Residential's are no longer able to rely on this exception, Residential may be required to register as an investment company under the Investment Company Act.

Registration under the Investment Company Act would require Residential to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that Residential's income be derived from certain types of assets;

•	prohibitions on transactions with affiliates and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase Residential's operating expenses.

If Residential were required to register as an investment company but failed to do so, it would be prohibited from engaging in its business, and criminal and civil actions could be brought against it.

Registration with the SEC as an investment company would be costly, would subject Residential to a host of complex regulations and would divert attention from the conduct of Residential's business. In addition, if Residential purchases or sells any real estate assets to avoid becoming an investment company under the Investment Company Act, it could materially adversely affect its net asset value, the amount of funds available for investment and its ability to pay distributions to its shareholders. Any such occurrences would adversely impact our income from the incentive management fees paid by Residential.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation date.

As a result of the separation, we are directly subject to reporting and other obligations under the Exchange Act. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We have and expect to incur additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The reduced disclosure requirements applicable to us as an “emerging growth company” or a “smaller reporting company” may make our common stock less attractive to investors.

We are an "emerging growth company" as defined in the JOBS Act of 2012, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not "emerging growth companies" including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company we prepare and file SEC forms similar to other SEC reporting companies; however, the information disclosed may differ and be less comprehensive. Smaller reporting companies have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an "emerging growth company" for up to five full fiscal years following our separation. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company or smaller reporting company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

Our success depends on our senior management team, and if we are not able to retain them, it could have a material adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of members of our senior management team to, among other things, continue the development and implementation of our growth strategies and maintain and develop our client relationships. In the event that, for any reason, we are unable to retain our key personnel, it may be difficult for us to secure suitable replacements on acceptable terms. This would adversely impact the development and implementation of our growth strategies.

The continuing unpredictability of the credit markets may restrict our access to capital and may make it difficult or impossible for us to obtain any required additional financing.

The domestic and international credit markets continue to be unpredictable. In the event that we need additional capital for our business or for the business of Residential, we may have a difficult time obtaining it and/or the terms upon which we can obtain it would have an adverse impact on our financial performance. Furthermore, if we are unable to secure financings in the future for Residential or us, Residential or we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices which could adversely affect Residential's or our performance.

Our business could be significantly impacted if we suffer failure or disruptions of our information systems.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day activities, most services of which are provided through Altisource. Thus, our business requires the continued operation of Altisource's sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, loss, system malfunction and other events which are beyond our control. Systems interruptions could reduce our ability to provide our services and could have an adverse effect on our operations and financial performance.

Failure of Altisource to effectively perform its obligations under various agreements with Residential and us including the Altisource master services agreement, could have an adverse effect on Residential's and our business and performance.

Both we and Residential have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services at the level and/or the cost that we anticipate, alternate service providers may not be readily available on acceptable terms or at all which could adversely affect our performance under the Residential asset management agreement. Such a failure could also lead to a decline or other adverse effects to our operating results and could harm our ability to execute our business plan.

In addition, Residential is required to pay Altisource for the services it provides under the Altisource master services agreement and support services agreement and trademark license agreement. If Residential fails to pay Altisource or otherwise defaults under these agreements, Altisource may cease to act under the Altisource master services agreement and other agreements which would adversely affect our operating results and our ability to execute our business plan.

Failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement could have an adverse effect on Residential's and our business and performance.

Residential is contractually obligated to service the residential mortgage loans that it acquires. Residential does not have any employees, servicing platform, licenses or technical resources necessary to service its acquired loans. Consequently, Residential has engaged Ocwen to service the sub-performing and non-performing loans it acquires. If for any reason Ocwen is unable to service the acquired loans at the level and/or the cost that Residential anticipates, an alternate servicer may not be readily available on acceptable terms or at all which could have an adverse effect on Residential's ability to execute its business plan and thereby adversely affecting our income from the incentive management fees paid by Residential.

In addition, under the Ocwen servicing agreement, Residential is required to pay Ocwen fees for servicing Residential's acquired mortgage loans. If Residential fails to pay Ocwen or otherwise defaults under the Ocwen servicing agreement, Ocwen may cease to act as the servicer under the Ocwen servicing agreement which would adversely affect Residential's operating results and thereby decreasing our income from the incentive management fees paid by Residential.

Failure to obtain or retain the tax benefits provided by the United States Virgin Islands would adversely affect our financial performance.

We are headquartered in Frederiksted, St. Croix, in the United States Virgin Islands. The United States Virgin Islands has an Economic Development Commission, which we refer to as the “EDC,” that provides benefits, which we refer to as “EDC Benefits,” to certain qualified businesses in Frederiksted that enable us to avail ourselves of significant tax benefits. We applied for the EDC Benefits from the EDC and received approval of our application by the Governor of the United States Virgin Islands on August 10, 2012. We shortly expect to receive our certificate to operate as an EDC as of February 1, 2013. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local, territorial or United States Virgin Islands taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial performance.

We may be subject to United States federal income taxation.

We are incorporated under the laws of the United States Virgin Islands and intend to operate in a manner that will cause us to be treated as not engaging in a trade or business within the United States which will cause us to be exempt from current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that we are engaged in a trade or business within the United States.

If the IRS were to successfully assert that we have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result including the following:

•	we may become subject to current United States federal income taxation on our net income from sources within the United States;

•	we may be subject to United States federal income tax on a portion of our net investment income, regardless of its source;

•	we may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation and

•	we may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.

Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company which we refer to as a “PFIC.” We cannot provide assurance that we will not be a PFIC in any future taxable year.

In general, we would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of our assets produce “passive income.” Passive income generally includes interest, dividends and other investment income. We believe that we are currently operating and intend to continue operating our business in a way that should not cause us to be a deemed PFIC, although we cannot assure you the IRS will not successfully challenge this conclusion.

United States persons who, directly or indirectly or through attribution rules, own 10% or more of our shares which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, which we refer to as “CFC,” rules, Under the CFC rules, each United States 10% shareholder must annually include his pro rata share of the CFC's “subpart F income,” even if no distributions are made. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. With respect to all other revenues, we will be treated as a CFC only if United States 10% shareholders collectively own more than 50% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our ordinary shares among holders will generally prevent shareholders who acquire shares from being United States 10% shareholders. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax adviser concerning the CFC rules.

United States tax-exempt organizations who own shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization you may recognize unrelated business taxable income with respect to our insurance-related income if a portion of our subpart F income is allocated to you. In general, subpart F income will be allocated to you if we are a CFC and you are a United States 10% shareholder and certain exceptions do not apply. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. Although we do not believe that any United States persons will be allocated subpart F income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax adviser regarding the risk of recognizing unrelated business taxable income.

Change in United States tax laws may be retroactive and could subject us, and/or United States persons who own shares to United States income taxation on our undistributed earnings.

The tax laws and interpretations regarding whether we are engaged in a United States trade or business, are a CFC or a PFIC are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.

The impact of the initiative of the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the United States Virgin Islands.

The Organization for Economic Cooperation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. While the United States Virgin Islands is currently a jurisdiction that has substantially implemented internationally agreed tax standards, we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

Risks related to the acquisition and ownership of real estate and real estate related assets by our client

Residential's supply of sub-performing and non-performing loans and REO properties may be reduced by uncertainty in the lending industry and governmental sector.

Residential's business model is dependent on the acquisition of a steady supply of non-performing loans and REO properties. The number of non-performing loans and REO properties may be reduced by uncertainty in the lending industry and the governmental sector. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance mortgages for holders who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk mortgage holders and reducing the number of properties going into foreclosure or going into non-performing status.

For example, The U.S. Government, through the Federal Reserve, the Federal Housing Administration, which we refer to as the “FHA,” and the Federal Deposit Insurance Corporation has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, which we refer to as the “HAMP,” which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, which we refer to as the “H4H Program,” which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid defaulting or residential mortgage loan foreclosures; and the Home Affordable Refinance Program which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws which result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing mortgage loans, may materially adversely affect the value of, and the returns on, Residential's portfolio of sub-performing and non-performing loans.

In the future, the federal government could institute additional programs to provide financial relief and assistance to mortgage holders at risk of foreclosure. General economic improvement and/or decisions by lenders and government programs that reduce the number of REO properties could adversely affect Residential's business opportunities and impact its overall financial performance and thereby impacting our income from the incentive management fees paid by Residential.

Residential's supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans, increased prices for sub-performing or non-performing loans and/or general economic improvement.

Residential's business model is dependent on the acquisition of a steady supply of sub-performing and non-performing mortgage loans. As a result of the economic crisis in 2008, there is currently a large supply of sub-performing and non-performing loans available for Residential to acquire. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer families may go into non-performing status on their mortgages. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase due to the influx of new participants into the non-performing loan marketplace or a lower supply non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that Residential may acquire may decline over time and could adversely affect its business opportunities and result in a reduction of Residential's operating income and thereby decrease our income from the incentive management fees paid by Residential.

Competition in identifying and acquiring sub-performing and non-performing loans and REO properties in a timely manner may adversely affect Residential's financial results.

Residential faces competition from various sources for investment opportunities in sub-performing and non-performing loans and REO properties, including REITs, pension funds, insurance companies, hedge funds, other investment funds and companies, partnerships and developers. Some third party competitors have substantially greater financial resources than Residential and may be able to accept more risk than Residential. Competition from these companies may reduce the number of suitable sub-performing and non-performing loan and REO properties investment opportunities offered to Residential, increase to the prices at which non-performing loans can be acquired or may increase the bargaining power of asset owners seeking to sell. If such events occur, Residential's financial performance may be adversely impacted and, therefore, have adverse consequences to us.

Residential's operating results depends on the availability of, and our ability to quickly identify, assist in acquiring and managing, appropriate sub-performing and non-performing loan and REO property investment opportunities. It may take considerable time for us to acquire appropriate sub-performing and non-performing loan and REO property investments, or we may have to pay more for non-performing loans than expected. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that Residential will be successful in acquiring investments which satisfy our return objectives. Furthermore, there is no assurance that such investments, once acquired, will perform as intended.

Competition could limit Residential's ability to lease single-family rental assets or increase or maintain rents.

Residential's single-family rental assets will compete with other housing alternatives to attract residents including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect Residential's ability to lease its single-family rental assets and to increase or maintain rental rates. This may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Changes in global economic and capital markets conditions including periods of generally deteriorating real estate industry fundamentals, may significantly impact Residential's financial performance and, therefore, have adverse consequences to us.

Residential is subject to risks generally incident to the ownership of real estate and real estate related assets including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of its investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could adversely impact Residential's business as a result of, among other items, increased customer defaults under Residential's leases, lower demand for residential rentals as well as a potential oversupply of residential rental units, each of which could lead to increased concessions or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the renters that occupy Residential's single-family rental assets and, as a result, their ability to pay rent to Residential and thereby decreasing our revenue from the incentive management fees paid by Residential.

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. We will receive a management fee for providing asset management and certain corporate governance to NewSource. The demand for title insurance-related services depends in large part on the volume of real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. When market conditions cause real estate activity to decline, the title insurance industry tends to experience decreased revenues and earnings. In addition, adverse change in the marketplace could lead to an increase in title claims that NewSource may be required to defend and/or pay. Thus, a decline of activity in the real estate market or an increase in title claims could adversely impact NewSource's ability to generate profits and pay our management fee and the value of our investment in NewSource.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses and the overall market value of Residential's assets.

Local conditions will significantly affect occupancy, rental rates and the operating performance of Residential's single-family rental assets. The risks that may adversely affect conditions in those markets include, amongst others, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family homes for rent;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since Residential expects to have rent terms of two years or less;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent Residential from raising rents to offset increases in operating costs and

•	economic conditions that could cause an increase in Residential's operating expenses, such as increases in property taxes, utilities and routine maintenance.

In the event any of these market conditions evolve, Residential's ability to generate revenues and its operating expenses could be materially adversely affected and its results and financial condition would be adversely impacted.

Changes in applicable laws or noncompliance with applicable laws could adversely affect Residential's operations or expose Residential to liability.

As an owner of real estate, Residential will be required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to business operations. Noncompliance with laws or regulations could expose Residential to liability.

Lower revenue growth or significant unanticipated expenditures may result from Residential's need to comply with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of Residential's single-family rental assets including changes to building codes and fire and life-safety codes. The occurrence of either of both of such events may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

In addition, we expect NewSource to register as a Class 3A Bermuda insurance company and be subject to regulation and supervision in Bermuda by the Bermuda Monetary Authority. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource's ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource's ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions which could have a material adverse effect on NewSource's business and adversely impact NewSource's ability to pay the preferred dividend on Residential's preferred stock and the value of our investment in NewSource.

Short-term leases will expose Residential to the effects of declining market rents.

Substantially all of Residential's leases entered with renters on its single-family rental properties will be for a term of two years or less. Because these leases will generally permit the residents to leave at the end of the lease term without penalty, Residential's rental revenues will be impacted by declines in market rents more quickly than if its leases were for longer terms. The effects of declining market rents may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Difficulties in selling single-family rental assets could limit Residential's flexibility.

Federal REIT tax laws may limit Residential's ability to earn a gain on the sale of a single-family rental asset or group of rental assets if Residential is found to have held or acquired the single-family rental asset or group of assets with the intent to resell, and this limitation may affect Residential's ability to sell single-family rental assets without adversely affecting returns to its shareholders. This will particularly adversely affect Residential with properties that do not meet its rental property standards. In addition, real estate may at times be difficult to sell quickly at prices Residential finds acceptable. These potential difficulties in selling real estate in Residential's markets may limit its ability to change or reduce the single-family rental assets in its portfolio promptly in response to changes in economic or other conditions. Any of the above-described occurrences may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

A significant uninsured property or liability loss could have a material adverse effect on Residential's financial condition and results of operations.

If an uninsured liability to a third party were to occur, Residential would incur the cost of defense and settlement with or court ordered damages to that third party. Residential carries commercial general liability insurance and will carry property insurance with respect to its single-family rental assets on terms it considers commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, Residential could lose its capital invested in a single-family rental asset or group of assets as well as the anticipated future revenues from such asset or group of assets. Residential would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the asset or group of assets, if any. A significant uninsured property or liability loss could materially and adversely affect Residential's business and its financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

A significant number of Residential's single-family rental assets will be part of home owners' associations which we refer to as “HOAs.” Residential and its renters will be subject to the rules and regulations of such HOAs which may be arbitrary or restrictive and violations of such rules may subject Residential to additional fees and penalties and litigation with such HOAs which may be costly.

A significant number of Residential's single-family rental assets will be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern Residential's single-family assets may enact onerous or arbitrary rules that restrict Residential's ability to renovate, market or lease its single-family rental assets or require Residential to renovate or maintain such assets at standards or costs that are in excess of Residential's planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which if met or exceeded, may cause Residential to incur additional costs to sell the affected single family rental asset and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and Residential may have renters who violate these HOA rules for which Residential may be liable as the property owner. Additionally, the boards of Directors of the HOAs that will govern Residential's single-family rental assets may not make important disclosures or may block Residential's access to HOA records, initiate litigation, restrict Residential's ability to sell, impose assessments or arbitrarily change the HOA rules. Residential may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental asset, and any such excessively restrictive or arbitrary regulations may cause Residential to sell such asset, prevent Residential from renting such asset or otherwise reduce Residential's cash flow from such asset. Any of the above-described occurrences may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Residential likely will incur costs due to class actions and/or tenant rights and consumer demands or litigation.

There are numerous tenants' rights and consumer rights organizations throughout the country. As Residential grows in scale, it may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and the increased market for single-family rentals arising from displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues. Additional actions may include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental asset. While Residential intends to conduct its business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against Residential on a class action basis for damages or injunctive relief. Residential cannot anticipate what form such legal actions might take or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against Residential or may lobby state and local legislatures to pass new laws and regulations to constrain Residential's business operations. If they are successful in any such endeavors, they could directly limit and constrain Residential's business operations and impose on Residential significant litigation expenses including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Residential may incur costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, Residential may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its single-family rental assets (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage Residential has for such events. The presence of such substances or the failure to properly remediate the contamination may adversely affect Residential's ability to borrow against, sell or rent the affected single-family rental asset. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination. Any of the above-described occurrences may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Residential's financial condition and results of operations may be adversely affected by inflation or deflation.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than Residential's rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income. Accordingly, a change in inflation or deflation could adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Residential's real properties will be subject to property and other taxes that may increase over time.

Residential will be responsible for the property taxes for its single-family rental assets which may increase as tax rates change and as properties are reassessed by taxing authorities. If Residential fails to pay any such taxes, the applicable taxing authorities may place a lien on the property, and the property may be subject to a tax sale. Any such occurrence may adversely affect Residential's financial condition and results of operations and thereby adversely affecting our income from the incentive management fees paid by Residential.

Risks related to conflict of interests

We could have conflicts with Altisource, Ocwen, Home Loan Servicing Solutions, Ltd. , which we refer to as “HLSS,” and Residential, and the Chairman of our Board of Directors could have conflicts of interest due to his relationship with Altisource, Ocwen, HLSS and Residential which may be resolved in a manner adverse to us.

Conflicts may arise between Altisource and us as a result of our ongoing agreements, the agreements we have negotiated on behalf of Residential with Altisource and the nature of each of our respective businesses. Altisource provides Residential with residential property management, leasing and construction management services for single-family rental assets acquired by Residential. In addition, we have become a party to a variety of agreements with Altisource, and we may enter into further agreements with Altisource involving purchase of assets, joint venture relationships, financing arrangements and other business transactions. Because both Residential and Altisource's businesses involve construction, leasing and property management services, Altisource's interests may conflict with Residential's particularly if Altisource deploys its resources in favor of its other clients.

Conflicts may arise between Ocwen and us as a result of our ongoing agreements and the nature of our respective businesses. Ocwen will perform substantially all mortgage loan servicing functions relating to Residential's acquisition and ownership of mortgage loans. In addition, we may enter into further agreements with Ocwen involving purchase of assets, joint venture relationships, financing arrangements and other business transactions. Because Residential outsources its servicing function to Ocwen and Ocwen services mortgages for its own clients, Ocwen's interests may conflict with Residential's particularly if is resources are deployed in favor of its other clients.

Altisource, Ocwen, and HLSS are not limited in their ability to compete with us. We will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with them and through oversight by independent members of our Board of Directors. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource, Ocwen, and HLSS or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with third parties.

The Chairman of our Board of Directors is the Chairman of the Board of Directors of Altisource, Ocwen, HLSS, and Residential. As a result, he will have obligations to us as well as to Altisource, Ocwen, HLSS and Residential and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen, HLSS or Residential, as the case may be.

Our Chairman currently owns a substantial amount of Altisource, Ocwen and HLSS common stock and Altisource and Ocwen stock options, and owns a substantial amount of our and Residential's common stock. In addition, certain of our Directors in the future also may own Altisource and/or Ocwen common stock and stock options due to similar relationships with Altisource and Ocwen. Such ownership could create or appear to create potential conflicts of interest when the Chairman of our Board of Directors and our Directors are faced with decisions that involve us, Altisource, Ocwen, HLSS, Residential or any of their respective subsidiaries.

Our Directors have the right to engage or invest in the same or similar businesses as ours.

Our Directors may have other investments and business activities in addition to their interest in us. Under the provisions of our Charter and Bylaws, our Directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of our Directors. If any of our Directors who are also Directors, officers or employees of Altisource, Ocwen, Residential, HLSS or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our Directors, then our Bylaws provide that such a director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create actual or potential conflicts of interest between us and certain of our Directors and result in less than favorable treatment of us and our shareholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks related to our common stock

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

As a development stage company, the prices at which our common stock trades have and may continue to fluctuate significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	quarterly variations in actual or anticipated results of our operations;

•	changes in financial estimates by securities analysts;

•	actions or announcements by our competitors;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of Residential;

•	changes in the market outlook for the real estate and lending industries;

•	technology changes in our business and

•	departure of our key personnel.

The market prices of securities of asset management service providers have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the price of our shares of common stock.

Furthermore, our small size and different investment characteristics, including our headquarters based in the United States Virgin Islands, may not appeal to our current investor base that may seek to dispose of large amounts of our common stock following the separation date. There is no assurance that there will be sufficient buying interest to offset those sales and, accordingly, the price of our common stock could be depressed and/or experience periods of high volatility.

An active trading market for our common stock may never develop.

Our shares of common stock began trading “regular way” on the OTCQX under the symbol “AAMC” on December 24, 2012. However, an active trading market for our common stock may not develop, and if an active trading market does develop, it may not be sustained. Accordingly, the ability to sell our common stock, or the prices that may be obtained for such common stock, will depend on the existence and liquidity of an active trading market of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are 402 Strand Street, Frederiksted, United States Virgin Islands 00840-3531 where we sublease approximately 1,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. We believe that our current leased space is suitable and adequate for the operations of our business as presently conducted.

Item 3. Legal Proceedings.

We are not currently the subject of any material legal or regulatory proceedings and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings arising in the ordinary course of business. Our business may also become subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQX market tier operated by OTC Markets Group under the symbol “AAMC.” As of the close of business on December 21, 2012, we became a stand-alone public company in connection with our separation from Altisource. “When issued” trading of our common stock began on the OTCQX on December 13, 2012 in anticipation of the separation and “regular way” trading of our common stock began on the OTCQX on December 24, 2012.

The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the OTCQX market tier operated by OTC Markets Group, Inc:

	Market Price Per Share
	High	Low
December 13, 2012 to December 31, 2012	$84.00	$15.00

The number of holders of record of our common stock as of January 30, 2013 was 70. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our common stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 7 to the Consolidated Financial Statements.

During the fourth quarter of 2012, we issued an aggregate of 204,512 shares of restricted stock that was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of the restricted stock is an accredited investor under Rule 501 of the Securities Act. All of these shares of restricted stock have vesting requirements and to date have not vested under such requirements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in light of conditions then existing including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception to December 31, 2012.

Item 6. Selected Financial Data.

The following table sets forth selected financial data which is derived from our audited Consolidated Financial Statements (in thousands, except per share amounts). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

March 15, 2012 (Inception) to December 31, 2012
Net (Loss)	$(135)
Net (Loss) Attributable to Common Stockholders	$(46)
(Loss) Per Diluted Share	$(0.02)
Total Assets	$105,815

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in the United States Virgin Islands on March 15, 2012. Our primary business is to provide asset management and corporate governance services under the Residential asset management agreement to Residential, a Maryland corporation recently formed to acquire and own single-family rental assets.

We have a capital light operating strategy with profits available for share repurchases and dividends, although we have no current plans to repurchase shares or pay dividends. Initially, Residential is our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive management fees that will give us an increasing share of Residential's cash available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential Management Agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential in our Consolidated Financial Statements.

Executive Summary

Our business strategy is to:

•	provide asset management services to Residential to assist it in generating a growing stream of cash available for distribution to its shareholders and thereby growing our earnings;

•	assist Residential in generating a steady, stable cash flow stream from its preferred investment in a title insurance and reinsurance business and

•	develop other scalable investment strategies and vehicles by leveraging the expertise of our management team.

Residential's business objective is to provide attractive returns to its shareholders primarily through dividends. As Residential's asset manager, we believe we can accomplish this on Residential's behalf with the following strategy:

•
We expect to acquire single-family rental assets for Residential primarily through the acquisition of non-performing loan portfolios. We believe that the non-performing loan acquisition channel will give Residential a cost advantage over other acquisition channels such as foreclosure auctions and other real-estate owned, or “REO,” acquisitions because:

◦	we believe Residential will be able to purchase single-family assets at a lower price because there are fewer participants in the non-performing loan marketplace leading to a higher discount rate and

◦
we believe Residential will be able to purchase non-performing loans at a lower price because the seller does not have to pay the broker commissions and closing costs of up to 10% of gross proceeds that typically are incurred when selling REO after foreclosure.

•
We expect to generate near-term cash-flow for Residential through the modification of non-performing loans and subsequently refinance them at or near the value of the underlying property without waiting for entire loan portfolios to reach stabilized rental state.

•
We expect to operate and manage single-family rental properties for Residential at a predictable and attractive cost structure after converting non-performing loans to rental properties due to the competitive property management fees offered to Residential under its services agreement with Altisource.

◦
Residential's management of single-family rental properties using Altisource's nationwide vendor network is not dependent upon scale. Unlike many of Residential's competitors, Residential will not require a critical size of single-family rental assets in a geographic area to attain operating efficiencies and

◦
non-performing loan pools typically contain properties that are geographically dispersed requiring a cost-effective nationwide property management system. Because of Residential's arrangement with Altisource, it is positioned to acquire properties throughout the United States allowing it to bid on large distributed portfolios that geographically constrained competitors cannot.

•
We expect to generate a stable cash flow stream for Residential through our management of its preferred investment in a title insurance and reinsurance business that is positioned to perform the title search and insurance services for Residential's network of single-family assets.

We believe that our management of these strategies for Residential will translate into earnings potential for us and our shareholders through the incentive management fees we earn under the Residential asset management agreement.

As further described in “Item 1. Business,” we believe that Ocwen's mortgage servicing experience will enable Residential to shorten non-performing loan resolution timelines by (1) converting a portion of the non-performing loan portfolio to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of the portfolio. We also expect that Residential's 15-year master services agreement with Altisource for construction management, leasing and property management services will allow it to operate single-family rental assets at a lower cost than its competitors due to Altisource's established real property management experience and centralized vendor management model. Further, because of Altisource's widely-distributed established vendor model, Residential can acquire assets nationwide. We believe that this will enable Residential to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States.

Our operating results depend heavily on Residential's operating results. We expect Residential's operating results to be affected by various factors, many of which are beyond its control. Generally, we expect that Residential's mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted.

Residential's operating results will depend heavily on sourcing sub-performing and non-performing loans. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of sub-performing and non-performing loans available to Residential for acquisition. A recent study estimates that the average pre-REO delinquency levels that are in excess of levels typically experienced in a balanced market, known as shadow inventory, were approximately 5.1 million units over the past four years. The available amount of shadow inventory provides for a steady acquisition pipeline of assets since Residential plans on targeting just a small percentage of the population.

Because we believe that the majority of acquired loans will be converted into rental property, the key components that will affect Residential's rental and other revenues over the long-term will be average occupancy and rental rates. We believe that demand for single-family rental assets will either increase or at least remain relatively constant in the future. In response to the economic crisis, the origination of subprime mortgage loans has dramatically declined. In addition, lenders have increased their credit standards for originating new loans. Furthermore, a significant number of families cannot obtain a new mortgage due to impairment of credit history caused by foreclosure on past loans or the lack of savings to make a down payment. All of the above factors and the shift in demographics point towards a continued robust demand for single family rentals in the future.

Should Residential be successful in acquiring sub-performing and non-performing loans at attractive prices and converting the majority of the collateral to single-family homes, the key components that will affect Residential's rental and other revenues will be average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as Residential's ability to lease outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease.

Our expenses will primarily consist of general and administrative expenses, the majority of which will be reimbursed by Residential. Residential's expenses will primarily consist of loan servicing fees, rental property expenses, depreciation and amortization, general and administrative expenses fees and interest expense. From time to time, Residential's expenses also will include impairments of assets held for use. Loan servicing fees are those expenses Residential pays to Ocwen to service its acquired loans. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties and include expenses that are either impacted by occupancy levels such as utilities and turnover costs and expenses that do not vary based on occupancy such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level, unless Residential makes capital improvements, since Residential depreciates its properties on a straight-line basis over a fixed life. General and administrative expenses consist of those costs related to the general operation and overall administration of the business. Interest expense consists of the costs to borrow money.

Other Factors Influencing Our Results

The avenue through which a non-performing loan is resolved impacts the amount and timing of revenue Residential will receive. The avenue will be dependent on a number of factors that are beyond Residential's control including interest rates, conditions in the financial markets and other factors. In addition, we expect that Residential's real estate assets would decline in value in a rising interest rate environment and that its net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market/home prices will determine Residential's proceeds from sale of real estate acquired in settlement of loans. While we make extensive efforts at anticipating real estate price trends and estimate the effects of those trends on the valuations of Residential's portfolios of mortgage loans, future real estate values are subject to influences beyond Residential's control. Generally, rising home prices are expected to positively affect Residential's results of real estate acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect Residential's results of real estate acquired in settlement of loans.

The size of Residential's investment portfolio will also be a key revenue driver for both Residential and us. Generally, as the size of Residential's investment portfolio grows, the amount of revenue Residential expects to generate will increase which thereby would increase our revenues. The larger investment portfolio, however, will drive increased expenses including servicing fees to Ocwen and property management fees to Altisource. Residential may also incur additional interest expense to finance the purchase of its assets which would affect the incentive management fees payable to us.

Completion of Spin-Off

As of the close of business on December 21, 2012, we completed our spin-off from Altisource. Our shares began “regular way” trading on the OTCQX market tier operated by OTC Markets Group, Inc under the ticker symbol “AAMC” on December 24, 2012. The spin-off was treated as a taxable pro rata distribution by Altisource of all of our outstanding shares of common stock to the shareholders of record of Altisource as of the record date of December 17, 2012. The shareholders of Altisource received one share of our common stock for every 10 shares of Altisource common stock held and cash in lieu of fractional shares.

Results of Operations

The following sets forth discussion of our results of operations from inception on March 15, 2012 through December 31, 2012. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential.

Rental Revenues

Residential has generated no rental revenues for the period from inception to December 31, 2012. We expect Residential to generate rental revenues in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Gains on Acquisition of Property

Residential has generated no gains on acquisition of property for the period from inception to December 31, 2012. We expect Residential to generate gains from acquisition of property in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Gains on Repayment of Non-Performing Loans

Residential has generated no gains on repayment of non-performing loans for the period from inception to December 31, 2012. We expect Residential to generate gains on repayment of non-performing loans in 2013 through short sales or through modification and refinancing.

Gains on Disposition of Property

Residential generated no gains on disposition of property for the period from inception to December 31, 2012. We expect Residential to generate gains on disposition of property in 2013 through liquidation of the underlying collateral of non-performing loans.

Loan Servicing Fees

Residential has incurred no loan servicing fees for the period from inception to December 31, 2012. We expect Residential to incur loan servicing fees to Ocwen in 2013 upon acquisition of non-performing loans.

Rental Property Operating Expenses

Residential has incurred no rental property operating expenses for the period from inception to December 31, 2012. We expect Residential to incur rental property operating expenses in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Real Estate Depreciation and Amortization

Residential incurred no real estate depreciation and amortization for the period from inception to December 31, 2012. We expect Residential to incur real estate depreciation and amortization 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

General and Administrative Expenses

Our general and administrative expenses consist of those costs related to the general operation and overall administration of Residential's and our businesses for the period from inception to December 31, 2012. We expect our general and administrative expenses to increase in 2013 as Residential and we increase operations.

Non-Controlling Interest in Consolidated Affiliates

Our non-controlling interest in consolidated affiliates consists of Residential's net loss for the period from inception to December 31, 2012 which includes our expense reimbursement. We expect our non-controlling interest in consolidated affiliates to increase in 2013 as Residential increases operations.

Segment Results of Operations

We currently operate under one reportable segment.

Liquidity and Capital Resources

In conjunction with the separation, we received a capital contribution from Altisource of $5 million and Residential received a capital contribution from Altisource of $100 million which is unrestricted for each entity's use. We intend to use the proceeds from this capital contribution to fund operating costs and fund our investment in NewSource. Residential intends to use the proceeds from its capital contribution to invest in sub-performing and non-performing loans, renovate acquired real estate, fund operating costs and fund its preferred investment in NewSource.

As a REIT, Residential generally will need to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its shareholders to qualify as a REIT under the Code. This distribution requirement limits Residential's ability to retain earnings and thereby replenish or increase capital to support its activities. As a result, in the event Residential decides to grow its business, it will evaluate a number of potential capital raising alternatives including the issuance of equity securities, the issuance and sale of debt securities and entering into credit facilities with banks or other lending institutions. Because Residential's decision to issue equity through accessing the capital markets or debt through entering into credit agreements will depend on our advice with respect to market conditions and other factors beyond our control, we cannot predict or estimate Residential's future capital structure.

Cash Flows

Our primary cash flow to date has been the capital contributions we and Residential received from Altisource in conjunction with the separation.

Capitalization

The following table sets forth our capitalization (in thousands, except per share amounts):

December 31, 2012
Common Stock Outstanding	2,343,213
Per Share Stock Price	$82.00
Total Capitalization	$192,143

Recent Financing Activity

On December 21, 2012, we issued 2.3 million shares of common stock in connection with our separation from Altisource. Altisource contributed total cash to us of $5 million. We intend to use the proceeds from this capital contribution to fund operating costs and fund our investment in NewSource.

On December 21, 2012, Residential issued 7.8 million shares of Class B common stock in connection with its separation from Altisource. Altisource contributed to Residential total cash of $100 million. Residential intends to use the proceeds from its capital contribution to invest in sub-performing and non-performing loans, renovate acquired real estate, fund operating costs and fund its preferred investment in NewSource. Residential's equity is reflected as noncontrolling interest in consolidated affiliates in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations including required interest payments, if any, as of December 31, 2012 (in thousands):

	Amounts due during years ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
NewSource Subscription (AAMC)	$2,000	$2,000	$—	$—	$—	$—	$—
NewSource Subscription (Residential)	18,000	18,000	—	—	—	—	—
Operating Lease Obligations	196	40	43	45	45	23	—
Total Contractual Obligations	$20,196	$20,040	$43	$45	$45	$23	$—

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource.

Recent Accounting Pronouncements

None.

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our Consolidated Financial Statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements. We routinely evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Consolidations

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership in our capacity as general partner or managing member or by contract. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. As of December 31, 2012, we have concluded Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. While the results of operations of consolidated entities are included in net income/(loss) in our Consolidated Financial Statements, net income/(loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliates is recorded in our Consolidated Balance Sheet and our Consolidated Statement of Equity within the equity section but separate from our equity.

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. We recognize tax benefits only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that Residential will be exposed to are real estate risk and interest rate risk. A substantial portion of Residential's investments will be comprised of nonperforming loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause Residential to suffer losses.

Interest Rate Risk

Residential will be exposed to interest rate risk from (a) its acquisition and ownership of mortgage loans and (b) any future debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond Residential's control. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying Residential's portfolios as well as its financing interest rate expense.

We currently do not intend to hedge Residential's risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities on behalf of Residential with respect to its debt financing interest rate obligations. We expect that Residential's future debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of Residential's financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates Residential pays on its debt.

These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose Residential to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, it may not adequately protect Residential from fluctuations in its financing interest rate obligations.

Item 8. Consolidated Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management including our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management including the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management including our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

None.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which we refer to as the “2013 Proxy Statement,” with the SEC, pursuant to Regulation 14A, no later than 120 days after December 31, 2012. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits.

Consolidated Financial Statements

See Index of Consolidated Financial Statements for a list of the Consolidated Financial Statements included in this report.

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1
Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).

3.2
First Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).

10.1
Support Services Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.2
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.3
Asset Management Agreement, dated as of December 21, 2012, between Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.4
Trademark License Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.5
Subscription Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and NewSource Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.6
Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.7†
Altisource Asset Management Corporation 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.8†
Altisource Asset Management Corporation 2012 Special Equity Incentive Plan. (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

21*	Schedule of Subsidiaries
23*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
__________

† Denotes management contract or compensatory arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date: February 7, 2013		/s/ Ashish Pandey
Ashish Pandey Chief Executive Officer
Date: February 7, 2013	By:	/s/ Rachel M. Ridley
Rachel M. Ridley Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashish Pandey and Rachel M. Ridley and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ William C. Erbey	Chairman of the Board of Directors	February 7, 2013
William C. Erbey
/s/ Paul T. Bossidy	Director	February 7, 2013
Paul T. Bossidy
/s/ Cindy Gertz	Director	February 7, 2013
Cindy Gertz
/s/ Dale Kurland	Director	February 7, 2013
Dale Kirkland
/s/ Salah Saabneh	Director	February 7, 2013
Salah Saabneh
/s/ Robert C. Schweitzer	Director	February 7, 2013
Robert C. Schweitzer
/s/ Ashish Pandey	Chief Executive Officer	February 7, 2013
Ashish Pandey
/s/ Rachel M. Ridley	Chief Financial Officer	February 7, 2013
Rachel M. Ridley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Asset Management Corporation

We have audited the accompanying balance sheet of Altisource Asset Management Corporation (a development stage company) (the "Company") as of December 31, 2012, and the related statement of operations, stockholders' equity, and cash flows from March 15, 2012 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, such financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation as of December 31, 2012, and the results of its operations and its cash flows from March 15, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the developmental stage at December 31, 2012.  As discussed in Note 1 to the financial statements, successful completion of the Company's development program and, ultimately the attainment of profitable operations are dependent upon Altisource Residential Corporation (“Residential”) achieving profitable operations. Residential's attainment of profitable operations is dependent upon future events, including obtaining adequate capital to execute its acquisition strategy and achieving a level of revenues adequate to support Residential's cost structure.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 7, 2013

Altisource Asset Management Corporation
Consolidated Balance Sheet
(In Thousands, Except Share and Per Share Amounts)

December 31, 2012
Assets:
Cash and Cash Equivalents	$105,014
Related Party Receivables	361
Prepaid Expenses and Other Assets	440
Total Assets:	105,815
Liabilities:
Accounts Payable and Accrued Liabilities	406
Related Party Payables	528
Total Liabilities:	934
Commitments and Contingencies (Note 5)
Equity:
Common Stock, $.01 Par Value, 5,000,000 Authorized Shares; and 2,343,213 Shares Issued and Outstanding	23
Additional Paid-in Capital	4,993
Accumulated Net Loss Attributable to Common Stockholders	(46)
Total Stockholder’s Equity	4,970
Noncontrolling Interest in Consolidated Affiliates	99,911
Total Equity	104,881
Total Liabilities and Equity:	$105,815

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statement of Operations
(In Thousands, Except Share and Per Share Amounts)

March 15, 2012 (Inception) to December 31, 2012
Expenses:
General and Administrative	$135
Total Expenses	135
Net (Loss)	(135)
Net Loss Attributable to Noncontrolling Interest in Consolidated Affiliates	89
Net (Loss) Attributable to Common Stockholders	$(46)
(Loss) Per Share of Common Stock – Basic:
(Loss) Per Basic Share	$(0.02)
Weighted Average Common Stock Outstanding – Basic	2,343,213
(Loss) Per Share of Common Stock – Diluted:
(Loss) Per Diluted Share	$(0.02)
Weighted Average Common Stock Outstanding – Diluted	2,343,213

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statement of Equity
(In Thousands, Except Share Amounts)

	Number of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Net Loss Attributable Common Stock	Noncontrolling Interest in Consolidated Affiliates
March 15, 2012 (Inception)	—	$—	$—	$—	$—
Capital Contribution from Altisource	2,343,213	23	4,977	—	—
Capital Contribution from Noncontrolling Interest	—	—	—	—	100,000
Share-based Compensation	—	—	16	—	—
Net (Loss)	—	—	—	(46)	(89)
December 31, 2012	2,343,213	$23	$4,993	$(46)	$99,911

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statement of Cash Flows
(In Thousands)

March 15, 2012 (Inception) to December 31, 2012
Operating activities:
Net (Loss)	$(135)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Share-based Compensation	16
Changes in Operating Assets and Liabilities:
Related Party Receivables	(361)
Prepaid Expenses and Other Assets	3
Accounts Payable and Accrued Liabilities	406
Related Party Payables	2
Net Cash Used in Operating Activities	(69)
Financing Activities:
Capital Contribution from Altisource	5,000
Capital Contribution from Noncontrolling Interest	100,000
Related Party Payables	83
Net Cash Provided by Financing Activities	105,083
Net Increase in Cash and Cash Equivalents	105,014
Cash and Cash Equivalents as of Beginning of the Period	—
Cash and Cash Equivalents as of End of the Period	$105,014
Supplemental Disclosure of Non-cash Investing and Financing Activity:
Change in Related Party Payables (Leasehold Improvement)	$443

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
March 15, 2012 (Inception) to December 31, 2012

1. Organization and Basis of Presentation

We were incorporated in the United States Virgin Islands on March 15, 2012. Our primary business is to provide asset management and certain corporate governance services under a 15-year asset management agreement, which we refer to as the “Residential asset management agreement,” to Altisource Residential Corporation, which we refer to as “Residential,” a Maryland corporation recently formed to acquire and own single-family rental assets.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us of $5 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the OTCQX under the symbol “AAMC” on December 24, 2012.

Initially, Residential is our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fee,” that will give us an increasing share of Residential's cash flow available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential in our Consolidated Financial Statements.

Subsequent to the separation, we immediately commenced operations and began to incur costs as a result of becoming an independent publicly traded company. As we have only commenced operations since the separation, these Consolidated Financial Statements are not indicative of our future performance and do not reflect what our results of operations, financial position and cash flows would have been had we commenced our business and operated as an independent, publicly traded company since inception.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP." All intercompany accounts and transactions have been eliminated. The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

2. Summary of Significant Accounting Policies

Consolidations

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership in our capacity as general partner or managing member or by contract. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. As of December 31, 2012, we have concluded Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. While the results of operations of consolidated entities are included in net income/(loss) in our Consolidated Financial Statements, net income/(loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliates is recorded in our Consolidated Balance Sheet and our Consolidated Statement of Equity within the equity section but separate from our equity.

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. We recognize tax benefits only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

We maintain our cash and cash equivalents at banking institutions. The account balances at the institutions may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Earnings Per Share

Basic earnings per share is computed by dividing net Income/(loss) attributable to common stockholders by the weighted average common stock outstanding - basic. Diluted earnings per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average common stock outstanding - basic plus the dilutive effect of restricted stock outstanding using the if-converted method and the dilutive effect of stock options outstanding using the treasury stock method. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are forfeitable.

Comprehensive Income

For the period from inception to December 31, 2012, comprehensive income loss equaled net loss; therefore, a separate statement of comprehensive income is not included in our Consolidated Financial Statements.

Expense Reimbursement and Incentive Management Fee

Our primary business is asset management. In our role as asset manager we incur expenditures directly and indirectly related to managing Residential's business which are contractually reimbursable to us. We allocate indirect costs (e.g. payroll and overhead) by estimating the time incurred for the benefit of each asset under management. We calculate the incentive management fee based on Residential's contractually defined cash available for distribution. We are not reimbursed for any compensation to Mr. Erbey in connection with his role as our Chairman.

We eliminate all intercompany amounts in our Consolidated Financial Statements including the expense reimbursement and incentive management fees, if any, paid to us by Residential. However, the effect of such amounts received from Residential is still recognized in net Income/(loss) attributable to common stockholders.

Recent Accounting Pronouncements

None.

3. Related-Party Transactions

Residential

We are party to an asset management agreement with Residential, which we refer to as the “Residential asset management agreement,” to administer its business activities and day-to-day operations. Among other services, we provide a management team and appropriate support personnel to Residential. The Residential asset management agreement has an initial term of 15 years and will be automatically renewed for a one-year term on each anniversary date thereafter unless terminated in accordance with its terms. During the term of the Residential asset management agreement, Residential may not employ or contract with any third party to provide the same or substantially similar services without our prior written consent. So long as Residential has an average of $50 million of capital available for investment over the previous two fiscal quarters, we may not contract or engage with any other party to provide the same or substantially similar services without Residential's prior written consent.

Expense Reimbursement

The following table sets forth the major components of the expense reimbursement which is eliminated in consolidation but the impact of which is included in net income/(loss) attributable to common stockholders (in thousands):

March 15, 2012 (Inception) to December 31, 2012
Compensation Costs	$34
Other	8
$42

Incentive Management Fee

As additional compensation, Residential will pay us the incentive management fee as follows: (i) 2% of all cash available for distribution by Residential to its shareholders until the aggregate amount of such cash dividends paid during the quarter divided by the average number of shares of our common stock outstanding during the quarter, which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then (ii) 15% of all additional cash available for distribution by Residential to its shareholders until the quarterly per share distribution amount exceeds $0.193, then (iii) 25% of all additional cash available for distribution by Residential to its shareholders until the quarterly per share distribution amount exceeds $0.257, and thereafter (iv) 50% of all additional cash available for distribution by Residential to its shareholders (in each case as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend). Residential will distribute the quarterly per share amount after the application of the incentive management fee payable to us.

The incentive management fee thresholds as described above will be reduced to the extent that Residential pays or is deemed to pay dividends of cash from capital transactions and in the event that Residential pays or is deemed to pay dividends of cash from capital transactions so that a hypothetical holder of one share of Residential's Class B common stock acquired on the separation date has received with respect to such share of Class B common stock, since the separation date, distributions of cash that are deemed to be cash from capital transactions in an aggregate amount equal to $12.74 (the approximate book value of a single share of Residential's Class B common stock as of the separation date), then all of the foregoing thresholds will be reduced to zero and Residential will pay a quarterly incentive management fee equal to 50% of all additional cash available for distribution by Residential to its shareholders. Residential may from time to time raise capital by issuing shares of Class A common stock with a distribution preference to the Class B common stock. For the purpose of this calculation, any Residential Class A common stock dividend priority will be disregarded. As of December 31, 2012 and January 30, 2013, no Residential Class A common stock had been issued.

We have received no incentive management fee from Residential from inception to December 31, 2012.

Termination

Residential may not terminate the Residential asset management agreement which was entered into concurrently with the separation, without cause during the first 24 months of its term. Following such 24-month period, Residential may terminate the Residential asset management agreement without cause upon the determination of at least two-thirds of its independent

Directors that (i) there has been unsatisfactory performance by us that is materially detrimental to Residential or (ii) the compensation payable to us under the Residential asset management agreement is unreasonable unless we agree to compensation that at least two-thirds of Residential's independent Directors determine is reasonable.

We may terminate the Residential asset management agreement without cause by providing written notice to Residential no later than 180 days prior to the anniversary date of the Residential asset management agreement of any year during the initial term or a renewal term, and the Residential asset management agreement will terminate effective as of the anniversary date of the Residential asset management agreement next following the delivery of such notice.

Residential will be required to pay us a termination fee in the event that the Residential asset management agreement is terminated as a result of (i) a termination by Residential without cause, (ii) a termination by us as a result of Residential becoming regulated as an “investment company” under the Investment Company Act or (iii) a termination by us if Residential defaults in the performance of any material term of the Residential asset management agreement (subject to a notice and cure period). The termination fee will be equal to three times the average annual incentive fee earned by us during the prior 24-month period immediately preceding the date of termination calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In the event the Residential asset management agreement is terminated without cause by Residential or for cause by us, the related party support services agreement may also be terminated.

Agreements with Service Providers

Support Services Agreement

We have a 2-year support services agreement which was entered into concurrently with the separation with Altisource, which we refer to as the “Altisource support services agreement,” to provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required. We believe that the terms and conditions of the Altisource master servicing agreement are no less favorable to us than those available from unrelated parties for a comparable arrangement. In the event the Residential asset management agreement is terminated without cause by Residential or for cause by us, the support services agreement will simultaneously terminate. No costs were incurred from inception to December 31, 2012 related to this agreement.

Technology Services Agreement

We have a 15-year technology services agreement which was entered into concurrently with the separation, with Altisource to provide certain technology products and services. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required. We believe that the terms and conditions of this agreement are no less favorable to us than those available from unrelated parties for a comparable arrangement.

Trademark License Agreement

We have a trademark license agreement with Altisource to grant us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement may be terminated by either party upon 30 days written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder including, but not limited to, the right to use “Altisource” in our name will terminate. In the event the Residential asset management agreement is terminated without cause by Residential or for cause by us, the trademark license agreement will simultaneously terminate.

Contributed Capital

On December 21, 2012 we issued 2.3 million shares of common stock in connection with our separation from Altisource. Altisource contributed total cash to us of $5 million. We intend to use the proceeds from this capital contribution to fund operating costs and fund our investment in NewSource.

On December 21, 2012 Residential issued 7.8 million shares of Class B common stock in connection with its separation from Altisource. Altisource contributed to Residential total cash of $100 million. Residential intends to use the proceeds from its capital contribution to invest in sub-performing and non-performing loans, renovate acquired real estate, fund operating costs and fund its preferred investment in NewSource. Residential's equity is reflected as noncontrolling interest in consolidated affiliates in our Consolidated Financial Statements.

Sublease

We sublease approximately 1,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. As of December 31, 2012, $0.4 million of our prepaid expenses and other assets and related party payables included in our Consolidated Financial Statements relate our portion of the leasehold improvements.

4. Additional Variable Interest Entity Disclosures

The following table sets forth the assets and liabilities segregated and specific to Residential included in our Consolidated Balance Sheet (in thousands):

December 31, 2012
Assets:
Cash and Cash Equivalents	$100,011
Liabilities:
Accounts Payable and Accrued Liabilities	46
Related Party Payables	5
Total Liabilities	$51

5. Commitments and Contingencies

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource Reinsurance Company Ltd. which we refer to as “NewSource,” a title insurance and reinsurance company. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource.

Litigation, Claims and Assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

6. Disclosure About Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents equals fair value.

7. Equity

Altisource Capital Contribution

On December 21, 2012 we issued 2.3 million shares of common stock in connection with our separation from Altisource. Altisource contributed total cash to us of $5 million. We intend to use the proceeds from this capital contribution to fund operating costs and fund our investment in NewSource.

On December 21, 2012 Residential issued 7.8 million shares of Class B common stock in connection with its separation from Altisource. Altisource contributed to Residential total cash of $100 million. Residential intends to use the proceeds from its capital contribution to invest in sub-performing and non-performing loans, renovate acquired real estate, fund operating costs and fund its preferred investment in NewSource. Residential's equity is reflected as noncontrolling interest in consolidated affiliates in our Consolidated Financial Statements.

Authorized Capital Stock

Under our Charter, we are authorized to issue 5,000,000 shares of common stock, par value $0.01, and 1,000,000 shares of Preferred Stock, par value $0.01.

Noncontrolling Interest in Consolidated Affiliates

Our noncontrolling interest in consolidated affiliates relates to the equity of our consolidated affiliate Residential.

Dividends

We paid no dividends from inception to December 31, 2012.

Long-Term Incentive Compensation

Our named executives and certain employees participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 0% to 150% of base salary. The officer's actual incentive payment for the year is determined by (i) the Company's performance versus the objectives established in the corporate scorecard (80%) and (ii) a performance appraisal (20%). In lieu of receiving some or all of their annual incentive payments, our named executive officers may be granted the opportunity to purchase our non-voting preferred shares which will allow them to receive preferred distributions. The preferred distributions will be in lieu of the annual incentive and not cumulative.

Our named executive officers and certain employees have and will receive grants of stock options and restricted stock under the 2012 Equity Incentive Plan which we refer to as the “2012 Plan.” In addition, a special grant of stock options and restricted stock was made to certain Ocwen employees related to the separation under the 2012 Special Equity Incentive Plan which we refer to as the “2012 Special Plan.” Dividends received on restricted stock are forfeitable and are accumulated until the time of vesting at the same rate and on the same date as on shares of common stock. The aggregate number of shares of common stock that may be issued under the 2012 Plan is 15% of our outstanding shares, subject to proportionate adjustment in the event of stock splits and similar events. Upon the vesting of stock options and restricted stock, we may withhold up to the statutory minimum to satisfy the resulting employee tax obligation.

The 2012 Plan also allows for the grant of performance awards and other awards such as purchase rights, equity appreciation rights, shares of common stock awarded without restrictions or conditions, convertible securities, exchangeable securities or other rights convertible or exchangeable into shares of common stock, as the Compensation Committee in its discretion may determine.

The following table sets forth the number of shares of common stock issuable under the 2012 Plan and 2012 Special Plan as of December 31, 2012:

	2012 Plan	2012 Special Plan	Total
Stock Options Granted	242,771	63,053	305,824
Restricted Stock Granted	175,296	29,216	204,512
Remaining Issuable	173,294	—	173,294
Total Issuable	591,361	92,269	683,630

The 2012 Plan allows for grants to be made in a number of different forms, including but not limited to options, restricted stock, restricted stock units and stock appreciation rights. As of December 31, 2012, we had 2.7 million remaining shares of common stock authorized to be issued under our charter. From inception to December 31, 2012, we recognized $16,000 of share-based compensation expense. As of December 31, 2012, there was $3.1 million of total unrecognized share-based compensation costs which will be recognized over vesting periods that have a weighted average remaining term of 11.2 years.

Stock Options

We granted stock options under the 2012 Plan and 2012 Special Plan related to the separation to holders of Altisource stock options to purchase shares of our common stock in the ratio of one share of our common stock for every ten shares of Altisource common stock. Because the options were granted as part of the separation to employees of Altisource, we include no share-based compensation related to these options in our Consolidated Financial Statements.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price Per Share
March 15, 2012 (Inception)	—	$—
2012 Plan Grants	242,771	1.52
2012 Special Plan Grants	63,053	0.75
December 31, 2012 (a)	305,824	$1.36
__________

(a) The outstanding options as of December 31, 2012 had a weighted average remaining life of 6.1 years with total intrinsic value of $24.7 million.

There were no options exercised for the period from inception to December 31, 2012. We have 197,672 options exercisable as of December 31, 2012 with weighted average exercise price of $0.95, weighted average remaining life of 5.5 years and intrinsic value of $16.0 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2012.

Restricted Stock

We granted shares of restricted stock under the 2012 Plan and 2012 Special Plan related to the separation. We include no share-based compensation in our Consolidated Financial Statements for the portion of these grants made to Altisource employees. Restricted stock vests based on achievement of the following performance hurdles and vesting schedule:

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets all three of the following conditions: (i) the market value is at least equal to $250 million; (ii) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant; and (iii) the market value is at least double the market value on the date of the grant;

•
Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets all three of the following conditions: (i) the market value is at least equal to $500 million; (ii) the market value has realized a compounded annual gain of at least twenty-two and a half percent (22.5%) over the market value on the date of the grant; and (iii) the market value is at least triple the market value on the date of the grant and

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of Company stock meets all three of the following conditions: (i) the market value is at least equal to $750 million; (ii) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant; and (iii) the market value is at least quadruple the market value on the date of the grant.

•	After the performance hurdles have been achieved, 25% of the restricted stock will vest on each of the first four anniversaries of the date that the performance hurdles were met.

The following table sets forth the activity of restricted stock:

	Number of Restricted Stock	Fair Value Per Share
March 15, 2012 (Inception)	—	$—
2012 Plan Grants (Our Employees)	123,707	5.90
2012 Plan Grants (Altisource Employees)	52,589	N/A
2012 Special Plan Grants (Ocwen Employees)	29,216	5.90
December 31, 2012 (a)	205,512	$20.53
__________

(a) Excludes the fair value of 2012 Plan Grants to Altisource employees since we include no share-based compensation in our Consolidated Financial Statements related to those grants.

Our Employees

We calculate the grant date fair value of restricted stock using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The weighted average grant date fair value of restricted stock granted during 2012 was determined using the following assumptions:

Risk Free Interest Rate (a)	2.81%
Common Stock Dividend Yield (b)	0%
Expected Volatility (c)	100%
__________

(a) Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.
(b) At the date of grant, we had no history of dividend payments.
(c) Based on the historical volatility of comparable companies, adjusted for our expected additional cash-flow volatility.

Ocwen Employees

As part of the separation, we granted restricted stock to employees of Ocwen. Similarly, we calculate the fair value of non-employee restricted stock using a Monte Carlo simulation. The fair value is re-measured each accounting period with amortization of the resulting servicing expense over the vesting period. These instruments qualify for equity classification. The weighted average grant date fair value of restricted stock granted during 2012 was determined using the following assumptions:

	December 11, 2012 (Grant Date)	December 31, 2012
Risk Free Interest Rate (a)	2.81%	2.81%
Common Stock Dividend Yield (b)	0%	0%
Expected Volatility (c)	100%	100%
__________

(a) Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.
(b) At the date of grant, we had no history of dividend payments.
(c) Based on the historical volatility of comparable companies, adjusted for our expected additional cash-flow volatility.

8. Earnings Per Share

Because we incurred a net loss attributable to common stockholders from inception to December 31, 2012, basic and diluted earnings per share are equivalent for the period.

9. Income Taxes

We are domiciled in the United States Virgin Islands and under current United States Virgin Islands law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the United States Virgin Islands Economic Development Commission and received approval of our application by the Governor of the United States Virgin Islands on August 10, 2012. We are currently awaiting our signed certificate, which when received would allow for our future taxable income to be taxed at an effective tax rate of 3.85%. From inception to December 31, 2012 we had future taxable income deductions (deferred tax assets) related to initial year expenditures, including the results of operations attributable to noncontrolling interest in consolidated affiliates. We have recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset as, due to the cumulative loss currently within the operation, management does not believe it is more likely than not that the deferred tax asset will be realized.

In addition, Residential is currently subject to corporate federal and state income taxes in the United States. From inception to December 31, 2012, Residential also had future taxable income deductions (deferred tax assets) related to initial year expenditures resulting from a net operating loss. Residential has recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset due to the uncertainty of realizing the benefit and the intention to elect to be taxed as REIT beginning tax year ended December 31, 2013.

The following table sets forth the sources of our net loss:

March 15, 2012 (Inception) to December 31, 2012
U.S. Virgin Islands	$(33)
Other	(102)
Net (Loss)	$(135)

The following table sets forth the components of our deferred tax assets:

December 31, 2012
Net Operating Loss Carry-Forwards	$23
Accrued Expenses	28
Gross Deferred Tax Asset	51
Valuation Allowance	(51)
Net Deferred Tax Asset	$—

The following table sets for the reconciliation of the statutory U.S. Virgin Islands income tax rate to our effective income tax rate from inception to December 31, 2012:

March 15, 2012 (Inception) to December 31, 2012
U.S.Virgin Islands Income Tax Rate	(38.5)%
State and Local Income Tax Rates	(2.6)%
Rate Differential	3.2%
Valuation Allowance	37.9%
Effective Income Tax Rate	—%

As of December 31, 2012, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. We and our subsidiaries remain subject to tax examination for the period from inception to December 31, 2012.

10. Segment Information

We currently operate under one reportable segment.

11. Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information (in thousands):

	2012
	March 15 (Inception) to March 31	Third Quarter	Fourth Quarter	Total
Net (Loss) Attributable to Common Stockholders	$—	$—	$(46)	$(46)
(Loss) Per Share of Class B Common Stock Basic:
(Loss) Per Basic Share	$—	$—	$(0.02)	$(0.02)
(Loss) Per Share of Class B Common Stock Diluted:
(Loss) Per Diluted Share	$—	$—	$(0.02)	$(0.02)