Form 10-Q
period 2013-03-31
Altisource Asset Management Corp
filed 2013-05-09
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 7, 2013, 2,343,213 shares of our common stock were outstanding.

Altisource Asset Management Corporation
Three months ended March 31, 2013

i

References in this report to "we," "our," "us," or the "Company" refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Residential” refer to Altisource Residential Corporation, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Ocwen” refer to Ocwen Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of our clients, including Residential, our initial client;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	our clients' and our future or pending transactions;

•	our projected operating results including receipts under the terms of the Residential asset management agreement;

•	our ability to retain Residential;

•	Residential's ability to effectively leverage its investments;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we assume no obligation to update forward-looking statements to reflect changes in underlying assumptions or factors, or new information, except to the extent required by applicable laws. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012 and in this quarterly report on Form 10-Q.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of May 7, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
(A development stage company)
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets:
Real estate owned (from consolidated VIE)	$434	$—
Mortgage loans at fair value (from consolidated VIE)	87,670	—
Cash and cash equivalents (including from consolidated VIE $21,947 and $100,005, respectively)	25,894	105,014
Related party receivables (including from consolidated VIE $1,627 and $0, respectively)	1,841	361
Deferred financing costs, net (from consolidated VIE)	1,133	—
Prepaid expenses and other assets (including from consolidated VIE $635 and $6, respectively)	1,267	440
Total assets	118,239	105,815
Liabilities:
Repurchase agreement (from consolidated VIE)	12,926	—
Accounts payable and accrued liabilities (including from consolidated VIE $954 and $46, respectively)	1,714	406
Related party payables (including from consolidated VIE $227 and $5, respectively)	328	528
Total liabilities	14,968	934
Commitments and contingencies (Note 7)
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; and 2,343,213 shares issued and outstanding	23	23
Additional paid-in capital	5,207	4,993
Deficit accumulated during the development stage	(886)	(46)
Total stockholders' equity	4,344	4,970
Noncontrolling interest in consolidated affiliate	98,927	99,911
Total equity	103,271	104,881
Total liabilities and equity	$118,239	$105,815

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
(A development stage company)
Consolidated Statement of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31, 2013	March 15, 2012 (Inception) to March 31, 2013

Net investment gains:
Net unrealized gains on mortgage loans at fair value	$1,128	$1,128
Net realized gains on mortgage loans at fair value	387	387
Total net investment gains	1,515	1,515
Expenses:
Related party mortgage loan servicing costs	392	392
Interest expense	42	42
General and administrative	2,698	2,833
Related party general and administrative	207	207
Total expenses	3,339	3,474
Net loss	(1,824)	(1,959)
Net loss attributable to noncontrolling interest in consolidated affiliate	984	1,073
Net loss attributable to common stockholders	$(840)	$(886)

Loss per share of common stock – basic:
Loss per basic share	$(0.36)
Weighted average common stock outstanding – basic	2,343,213
Loss per share of common stock – diluted:
Loss per diluted share	$(0.36)
Weighted average common stock outstanding – diluted	2,343,213

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
(A development stage company)
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343,213	$23	$4,993	$(46)	$99,911	$104,881
Share-based compensation	—	—	214	—	—	214
Net loss	—	—	—	(840)	(984)	(1,824)
March 31, 2013	2,343,213	$23	$5,207	$(886)	$98,927	$103,271

	Common stock
	Number of shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Noncontrolling interest in consolidated affiliate	Total
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—
Capital contribution from Altisource	100,000	1	499	—	—	500
Capital contribution from noncontrolling interest	—	—	—	—	500	500
March 31, 2012	100,000	$1	$499	$0	$500	$1,000

	Common stock
	Number of shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Noncontrolling interest in consolidated affiliate	Total equity
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—
Capital contribution from Altisource	2,343,213	23	4,977	—	—	5,000
Capital contribution from noncontrolling interest	—	—	—	—	100,000	100,000
Share-based compensation	—	—	230	—	—	230
Net loss	—	—	—	(886)	(1,073)	(1,959)
March 31, 2013	2,343,213	$23	$5,207	$(886)	$98,927	$103,271

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
(A development stage company)
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31, 2013	March 15, 2012 (inception) to March 31, 2012	March 15, 2012 (inception) to March 31, 2013
Operating activities:
Net loss	$(1,824)	$—	$(1,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized gains on mortgage loans at fair value	(1,128)	—	(1,128)
Net realized gains on mortgage loans at fair value	(387)	—	(387)
Amortization of deferred financing costs	30	—	30
Share-based compensation	214	—	230
Changes in operating assets and liabilities:
Related party receivables	518	—	157
Prepaid expenses and other assets	(360)	—	(357)
Accounts payable and accrued liabilities	711	—	1,117
Related party payables	(200)	—	(198)
Net cash used in operating activities	(2,426)	—	(2,495)
Investment activities:
Investment in mortgage loans	(88,257)	—	(88,257)
Investment in real estate	(278)	—	(278)
Mortgage loan repayments	88	—	88
Net cash used in investing activities	(88,447)	—	(88,447)
Financing activities:
Capital contribution from Altisource	—	500	5,000
Capital contribution from noncontrolling interest	—	—	100,000
Proceeds from repurchase agreement	12,926	—	12,926
Payment of deferred financing costs	(1,100)	—	(1,100)
Payment of equity issuance costs	(73)	—	(73)
Related party payables	—	—	83
Net cash provided by financing activities	11,753	500	116,836
Net increase/(decrease) in cash and cash equivalents	(79,120)	500	25,894
Cash and cash equivalents as of beginning of the period	105,014	—	—
Cash and cash equivalents as of end of the period	$25,894	$500	$25,894

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$156	$—	$156
Changes in accrued liabilities from equity issuance costs	$370	$—	$370
Changes in related party receivables from dispositions and repayments of mortgage loans	$1,858	$—	$1,858

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
(A development stage company)
Notes to Consolidated Financial Statements
Three months ended March 31, 2013

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as "inception." Our primary business is to provide asset management and certain corporate governance services under a 15-year asset management agreement beginning December 21, 2012, which we refer to as the “Residential asset management agreement,” to Altisource Residential Corporation, which we refer to as “Residential,” a Maryland corporation that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States.

Residential is currently our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fee,” that gives us an increasing share of Residential's cash flow available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity ("VIE") because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements.

Subsequent to our separation from Altisource on December 21, 2012, we immediately commenced operations and began to incur costs as a result of becoming an independent publicly traded company. As we have only commenced operations since the separation and remain a development stage company, these Consolidated Financial Statements are not indicative of our future performance and do not reflect what our results of operations, financial position and cash flows would have been had we commenced our business and operated as an independent, publicly traded company since inception. The period from March 15, 2012 (inception) to March 31, 2012 had no operations and therefore a statement of operations for this period is not presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP." All intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our 2012 annual report on Form 10-K.

2. Summary of significant accounting policies

Cash and cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Comprehensive income

For the three months ended March 31, 2013, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in our consolidated financial statements.

Concentration of credit risk

We maintain our cash and cash equivalents at banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Consolidations

The consolidated financial statements include wholly owned subsidiaries and would include those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership, in our capacity as general partner or managing member or by contract. Lastly, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary.

While the results of operations of consolidated entities are included in net loss in our consolidated financial statements, net loss attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliate is recorded in our Consolidated Balance Sheets and our Consolidated Statements of Equity within the equity section but separate from our equity.

Earnings per share

Basic earnings per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average common stock outstanding - basic. Diluted earnings per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average common stock outstanding - basic plus the dilutive effect of stock options outstanding and restricted stock using the treasury stock method and the if converted method, respectively. Weighted average common stock outstanding – basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are forfeitable.

Expense reimbursement and incentive management fee

Our primary business is asset management. In our role as asset manager, we incur indirect costs (e.g. payroll and overhead) related to managing Residential's business which are contractually reimbursable to us. We allocate indirect costs to Residential as incurred by estimating the percentage of time spent for the benefit of Residential.

The incentive management fee we earn is based on Residential's contractually defined cash available for distribution to its stockholders.

Fair value of financial instruments

We designate fair value measurements into three levels based on the lowest level of substantive input used to make the fair value measurement. Those levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Residential believes it will comply with the provisions of the federal income tax code applicable to real estate investment trusts ("REITs") beginning for the year ending December 31, 2013 and intends to elect REIT status in 2014 upon the filing of its 2013 income tax return. Accordingly, Residential believes it will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of its REIT taxable income that is distributed to its shareholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential's net income and net cash available for distribution to its shareholders. However, Residential has been organized and operates in such a manner as to qualify for treatment as a REIT. Residential's taxable REIT subsidiary is subject to federal and state income taxes.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Residential does not separately accrue interest income. Carrying costs such as advances of taxes and insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential's investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternative loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, Residential considers the risk of nonperformance when determining fair value.
The capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.
Real estate impairment

With respect to residential rental properties classified as held for use, Residential performs an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a residential rental property held for use exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. Residential generally estimates the fair value of assets held for use by using broker price opinions. In some instances, appraisal information may be available and is used in addition to broker price opinions. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by Residential in its impairment analyses or those estimated by appraisal may not be achieved, and Residential may be required to recognize future impairment losses on its properties held for use.

Rental residential properties, net

Upon the acquisition of real estate, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential's initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions will be included in deferred leasing and financing costs, net and will be stated at amortized cost. Such expenditures are part of Residential's operations on a recurring basis and, therefore, will be classified as operating activities in our Consolidated Statement of Cash Flows. Capitalized leasing costs will be amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential rental properties are classified either as held for use or held for sale. Residential rental properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We will record residential rental properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that may become uncollectible in the future. Residential will regularly evaluate the adequacy of its allowance for doubtful accounts. The evaluation primarily will consist of reviewing past due account balances and considering such factors as the credit quality of our customer and historical trends of the customer payment. If Residential's assumptions regarding the collectability of receivables prove incorrect, it could experience losses in excess of its allowance for doubtful accounts. Accounts receivable, net and deferred rents receivable, net will be written-off when we have concluded there is a low probability of collection.

Recently Issued Accounting Standards

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we are required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to Residential's repurchase agreement in this quarterly report.

3. Mortgage loans at fair value

Acquisitions

During the three months ended March 31, 2013, Residential acquired the following pools of non-performing residential mortgage loans:

•	A portfolio of non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

•	A portfolio of non-performing first lien mortgage loans having aggregate collateral market value of $38.7 million as of the March 18, 2013 cut-off date for the transaction.

The acquisition of these portfolios was funded with available cash contributed to Residential by Altisource in connection with Residential's separation from Altisource and its repurchase agreement. For the three months ended March 31, 2013, Residential expensed approximately $0.4 million of due diligence costs related to these and other transactions as a component of general and administrative expense.

Transfer of mortgage loans to real estate owned

During the three months ended March 31, 2013, Residential transferred a mortgage loan at fair value of $156,000 to real estate owned.

Dispositions

During the three months ended March 31, 2013, Residential generated $1.6 million of net proceeds from the disposition of mortgage loans primarily from short sales and foreclosure sales. As a result, we recorded $0.4 million of net realized gains on mortgage loans.

4. Real estate assets, net

Acquisitions

During the three months ended March 31, 2013, Residential directly acquired $278,000 of real estate in connection with the loan portfolio acquisitions discussed above.

5. Fair value of financial instruments

The following table sets forth the financial assets that Residential measures at fair value by level within the fair value hierarchy as of March 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$87,670
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$156
Not recognized on consolidated balance sheets (liabilities)
Repurchase agreement at fair value	$—	$12,926	$—

There were no corresponding assets or liabilities measured at fair value as of December 31, 2012.

The carrying values of our cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, and related party payables are equal to or approximate fair value. The fair value of the repurchase agreement was estimated using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date for similar floating rate debt.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

Three months ended March 31, 2013
Mortgage loans at fair value
Beginning balance	$—
Investment in mortgage loans	88,257
Net unrealized gains on mortgage loans at fair value	1,128
Net realized gains on mortgage loans at fair value	387
Mortgage loan dispositions and repayments	(1,946)
Transfer of mortgage loans to real estate owned	(156)
Ending balance	$87,670

Unrealized gains on mortgage loans at fair value still held	$1,128
Accumulated unrealized gains on mortgage loans at fair value still held	$1,128

There were no level 3 assets with corresponding activity for the three months ended March 31, 2012.

The following table sets forth the fair value of Residential's mortgage loans and the related unpaid principal balance and collateral market value by delinquency as of March 31, 2013 ($ in thousands):

	Fair value	Unpaid principal balance	Collateral market value
Current	$3,662	$7,851	$6,718
30	1,613	3,871	2,827
60	4,377	6,586	6,304
90	41,988	81,713	64,713
Foreclosure	36,030	73,147	54,574
Mortgage loans at fair value	$87,670	$173,168	$135,136

There were no corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans at fair value are discount rates, home prices, gross rental rates, alternate loan resolution probabilities and timelines. Significant changes in any of those inputs in isolation could result in a significant change to the fair value measurement. A decrease in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index or gross rental rates in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affects the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of March 31, 2013:

Range
Discount rate	15.0%
Gross monthly rental rates	$220 to $9,210
Home pricing index	-1.4% to 1.8%
Loan resolution probabilities - modification	0% to 22.3%
Loan resolution probabilities - rental	0% to 100.0%
Loan resolution probabilities - short sale	0% to 60.0%
Loan resolution probabilities - liquidation	0% to 98.8%
Loan resolution timelines	1 to 60 months

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012.

6. Repurchase agreement

On March 22, 2013, Residential's operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of non-performing, re-performing and performing mortgage loans and REO properties. Residential has effective control of the assets associated with this agreement and therefore we have concluded this is a financing arrangement.The maximum funding amount available to Residential under the repurchase agreement is $100.0 million, subject to certain sublimits. As of March 31, 2013, an aggregate of $12.9 million was outstanding under the repurchase agreement which was collateralized by mortgage loans and real estate owned with a carrying value of $25.4 million. As of May 7, 2013, an aggregate of $79.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by Residential. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender equity interests in its Delaware statutory trust subsidiary that owns the underlying mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset depending on its status. With respect to funds drawn under the repurchase agreement, Residential's operating partnership is required to pay to the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

The repurchase agreement requires Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor Residential's banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

7. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

8. Related party transactions

During the three months ended March 31, 2013, Residential acquired from Ocwen a portfolio of non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

Our Consolidated Statement of Operations included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2013	Related party	Consolidated Statement of Operations location
Related party mortgage loan servicing costs	$392	Ocwen	Mortgage loan servicing costs paid by Residential
Due diligence costs	$183	Altisource	Related party general and administrative expenses
Sublease and related occupancy costs	$24	Ocwen	Related party general and administrative expenses
Expense reimbursements	$895	Residential	Net loss attributable to noncontrolling interest in consolidated affiliate (Residential)

There were no corresponding related party transactions from March 15, 2012 (inception) to March 31, 2012.

9. Share-based payments

During the three months ended March 31, 2013, we granted 32,197 shares of market-based restricted stock with weighted average grant date fair value per share of $63.98. As of March 31, 2013, we had an aggregate of $6.0 million of total unrecognized stock-based compensation costs which will be recognized over a weighted average remaining estimated term of 5.2 years.

10. Income taxes

We are domiciled in the United States Virgin Islands and under current United States Virgin Islands law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. As of February 1, 2013, we were granted status as an economic development company by the United States Virgin Islands Economic Development Commission. Under this designation, we receive tax benefits that allow for our taxable income to be taxed at an effective tax rate of 3.85%. For the three months ended March 31, 2013 we had future taxable income deductions (deferred tax assets) related to initial year expenditures including a cumulative net loss. We have recorded a valuation allowance equal to the resulting gross deferred tax asset because we do not believe it is more likely than not that the deferred tax asset will be realized.

In addition, Residential intends to be taxed as a REIT beginning in the year ending December 31, 2013 and will make an election in 2014 upon filing its 2013 income tax return. Accordingly, Residential believes it will not be subject to federal income tax beginning in 2013 on that portion of its REIT taxable income that is distributed to its shareholders as long as certain asset, income and share ownership tests are met. As a REIT, Residential generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders.

As of March 31, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. We and our subsidiaries remain subject to tax examination for the period from March 15, 2012 (inception) to present.

11. Earnings per share

Because we incurred a net loss attributable to common stockholders for the three months ended March 31, 2013, basic and diluted earnings per share are equivalent for the period. For the three months ended March 31, 2013, there were 305,824 stock options and 204,512 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive.

12. Segment information

Our primary business is to provide asset management and certain corporate governance services to Residential. Residential's primary business is the acquisition and ownership of single-family rental assets. Residential's primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgages. As a result, we operate in a single segment focused on the management of Residential's resolution of sub-performing and non-performing mortgages with the intent to modify as many loans as possible to keep borrowers in their homes or own the collateral which is suitable as long-term rental properties.

13. Subsequent events

On April 5, 2013, Residential acquired a portfolio of non-performing first lien residential mortgage loans having aggregate collateral market value of $122.1 million as of the March 28, 2013 cut-off date for the transaction. The acquisition of this portfolio was funded with available cash contributed to Residential by Altisource in connection with its separation from Altisource and cash provided to Residential under its repurchase agreement.

On May 1, 2013, Residential completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.6 million. Residential intends to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement, fund its subscription agreement in NewSource and for working capital.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services under a 15-year asset management agreement with Residential, which we refer to as the “Residential asset management agreement. Residential is a REIT formed under the laws of the state of Maryland that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States.

We have a capital light operating strategy and will consider using any future profits for share repurchases and dividends, although we have no current plans to repurchase shares or pay dividends. Residential is currently our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fees,” that will give us an increasing share of Residential's cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential's financial condition and results of operations because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential's financial results in our consolidated financial statements.

Factors affecting our results

As described above, our operating results depend heavily on Residential's operating results. We expect Residential's operating results to be affected by various factors, many of which are beyond its control, including the following:

Acquisitions

Residential's and our operating results will depend heavily on sourcing sub-performing and non-performing loans. Our results will depend on Residential's success in growing its portfolio of assets. As a result of the economic crisis in 2008, we believe that there is currently a large supply of sub-performing and non-performing loans available to Residential for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since Residential plans on targeting just a small percentage of the population. We further believe that Residential will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale.

Similar to Residential's first three acquisitions described under "- Portfolio Size,", we expect Residential to acquire single-family rental properties primarily through our acquisition of sub-performing and non-performing loan portfolios. We believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that Residential's residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted.

Financing

Residential's ability to grow its business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet its objectives. Residential intends to finance its investments with leverage, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time Residential's financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others.

Residential may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. Accordingly, our ability to grow our incentive management fee income will be dependent on Residential's access to adequate financing. To qualify as a REIT under the federal income tax code, Residential generally will need to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders. This distribution requirement limits Residential's ability to retain earnings and thereby replenish or increase capital to support its activities.

Conversions

We currently expect that a majority of Residential's acquired loans will be converted into rental property. As a result, we believe the key components that will affect Residential's residential rental revenues over the long-term will be average occupancy and rental rates. We expect Residential's timeline to convert acquired loans into single-family rental properties will vary significantly by loan, which could result in variations in our revenue recognition and Residential's operating performance from period to period. There are a variety of factors that may inhibit Residential's ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Expenses

Our expenses will consist of largely compensation expense and general and administrative expenses. Residential reimburses us for the costs we incurred for the services we perform for Residential based on the percentage of time spent for the benefit of Residiential. Residential's expenses primarily will consist of loan servicing fees, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement and incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees are expenses paid to Ocwen to service Residential's acquired loans. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties and include expenses that are either impacted by occupancy levels or renovation expenses, such as Altisource's inspection, property preservation and renovation fees, property management fees and turnover costs, and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since Residential depreciates its properties on a straight-line basis over a fixed life. The interest expense consists of the costs to borrow money. The general and administrative expenses consist of those costs related to the general operation and overall administration of the business.

Resolution methodologies

Residential will employ various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue Residential will receive. We expect that a portion of our sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property or we may also consider selling these modified loans. However, we believe that a majority of these mortgage loans have entered or may enter into foreclosure or similar proceedings, ultimately becoming REO that can be converted into single-family rental properties and added to Residential's portfolio if they meet its investment criteria or sold through REO liquidation and short sale processes. We expect the timeline for these processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date.

The exact nature of resolution will be dependent on a number of factors that are beyond Residential's control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that Residential's real estate assets would decline in value in a rising interest rate environment and that its net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although Residential generally intends to own as rental properties the assets it acquires upon foreclosure, Residential may determine to sell such assets if they do not meet its investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential's portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect Residential's results of real estate. Conversely, declining real estate prices are expected to negatively affect Residential's results of real estate.

Portfolio size

The size of Residential's investment portfolio will also be a key revenue driver. Generally, as the size of Residential's investment portfolio grows, the amount of revenue we expect Residential to generate will increase and we believe that the amount of incentive management fees that Residential will pay to us will grow as well. The larger investment portfolio, however, will drive increased expenses including servicing fees to Ocwen, property management fees to Altisource and related fees payable to us. Residential may also incur additional interest expense to finance the purchase of its assets.

Portfolio Size as of March 31, 2013

In the first quarter of 2013, Residential completed two acquisitions of portfolios of mortgage loans, one on February 14, 2013 from Ocwen and one on March 21, 2013. Therefore, Residential's aggregate portfolio as of March 31, 2013 consisted of first lien residential mortgage loans, substantially all of which were nonperforming, having aggregate collateral market value of $132.9 million, with 690 underlying properties as of the respective cut-off dates for the transactions. Seven of these mortgage loans converted to REO through foreclosure proceedings that were commenced by the seller prior to the respective cut-off dates.

Portfolio Size as of April 25, 2013

On April 5, 2013, Residential completed the acquisition of its third portfolio of residential mortgage loans. This portfolio consists of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate collateral market value of $122.1 million, with 720 underlying properties as of March 28, 2013, the cut-off date for the transaction. None of these mortgage loans have converted to REO to date.

Following the most recent acquisition, Residential's total portfolio as of April 25, 2013 consisted of the seven REO properties and a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price for Residential's total portfolio was 66.1% of the aggregate collateral market value, as determined by the most recent broker price opinion ("BPO") provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today. The table and chart below provide a summary of Residential's total portfolio as of the applicable cut-off dates. The aggregate market value of the seven REO properties, which is included in the table below, was approximately $580,000, or less than 0.3% of the total collateral market value of the portfolio as of April 25, 2013. One of these seven REO properties has recently become available for lease, and the remaining six REO properties are currently in varying stages of lease preparation ($ in thousands).

Location	Loan count (1)	Original balance (1)	Collateral market value (2)	Weighted average property age (3)
Alabama	4	$0.7	$0.5	$21.8
Arkansas	5	1.1	1	27.4
Arizona	39	10.2	6.6	30.3
California	219	86.4	66.3	37.8
Colorado	12	2.8	2.8	24.6
Connecticut	18	4.3	3.4	73.7
Delaware	7	1.9	1.6	21.8
Florida	375	81.3	50.4	30
Georgia	55	9.5	5.6	21.7
Hawaii	2	1	1	35.7
Iowa	2	0.2	0.2	48.9
Idaho	2	0.5	0.4	26.3
Illinois	91	22.9	14.5	49.6
Indiana	15	2.4	1.8	35.8
Kansas	2	0.2	0.2	43.7
Kentucky	4	0.4	0.3	41.7
Louisiana	11	2	1.9	58.3
Massachusetts	25	8.4	7.1	65.6
Maryland	69	19	12.9	38.6
Maine	6	1.1	1.1	43.7
Michigan	8	1	0.5	75.4
Minnesota	2	0.7	0.4	40.1
Missouri	6	0.8	0.7	62.2
Mississippi	5	0.5	0.4	30.6
North Carolina	19	4.1	3.6	27.6
Nebraska	3	0.3	0.3	96.5
New Jersey	79	21.8	14.3	63.7
New Mexico	3	0.4	0.4	27.1
Nevada	36	9.5	4.8	23.5
New York	23	6.1	5.5	61.8
Ohio	22	3.7	3.2	39.8
Oklahoma	5	0.6	0.6	24.2
Oregon	15	4.2	3.7	38.9
Pennsylvania	45	8.5	7.9	49.5
Puerto Rico	3	0.3	0.3	11.8
Rhode Island	1	0.3	0.2	48
South Carolina	16	3.1	2.6	17.2
South Dakota	1	0.1	0.1	53
Tennessee	11	1.5	1.1	48.4
Texas	77	11.4	11.3	26.6
Utah	5	1	0.8	30.8
Virginia	29	8.5	7.5	26.8
Vermont	2	0.3	0.3	90.5
Washington	25	6.1	4.4	50.5
Wisconsin	6	0.7	0.5	62.8
Total	1,410	$351.8	$255.0	$38.7

_________

(1)	The seven REO properties are located in the following states: two are in Florida, two are in Texas and one is in each of Arizona, Illinois and Louisiana.
(2)
Collateral market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. Although we performed diligence on a representative sample of the properties in each portfolio to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(3)	Weighted average property age is based on the average age of properties weighted by unpaid principal balance for each state as of the respective cut-off dates.

Results of operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2013. There were no corresponding results for March 15, 2012 (inception) to March 31, 2012. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest. We have not earned any incentive management fees to date from Residential. Therefore, the descriptions below do not reflect amounts pertaining to the expense reimbursement and incentive management fees, if any.

Residential rental revenues

Residential has generated no residential rental or other revenues for the three months ended March 31, 2013. We expect Residential to generate residential rental revenues for the remainder of 2013 upon listing and renting its residential rental properties. Residential's residential rental revenues will be dependent primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be one to two years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gains on mortgage loans at fair value

Residential generated $1.1 million of net unrealized gains on mortgage loans at fair value for the three months ended March 31, 2013 as a result of progress toward various resolution strategies and improvements in the residential housing market. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers and renters, as well as geographic, economic, market and other conditions. Therefore Residential may experience unrealized losses in the future.

Net realized gains on mortgage loans at fair value

Residential generated $0.4 million of net realized gains on mortgage loans at fair value for the three months ended March 31, 2013 from short sales and foreclosure sales.

Residential rental property operating expenses

Residential has incurred no residential rental property operating expenses for the three months ended March 31, 2013. We expect Residential to incur residential rental property operating expenses in the remainder of 2013 upon owning residential rental properties. Residential's residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential has incurred no real estate depreciation and amortization for the three months ended March 31, 2013. We expect Residential to incur real estate depreciation and amortization for the remainder of 2013 upon owning residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Related party mortgage loan servicing costs

Residential has incurred $0.4 million of mortgage loan servicing costs for the three months ended March 31, 2013 primarily from advances of residential property taxes and insurance and servicer fees. We expect Residential to incur additional mortgage loan servicing costs in the remainder of 2013 to protect its investment in mortgage loans and to continue to service the loans it acquires. Generally the ownership of non-performing and sub-performing mortgage loans will require Residential to fund the related property taxes and insurance on the properties underlying its acquired mortgage loans to avoid tax liens and protect the underlying collateral. Therefore, Residential's loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred an immaterial contractual interest expense due to the initial funding in the latter half of March 2013 under its repurchase agreement for the three months ended March 31, 2013. We expect Residential to incur additional contractual interest expense in the remainder of 2013 as its average financing levels increase to fund and leverage additional purchases of non-performing and sub-performing loan portfolios. The interest rate on Residential's initial funding under the repurchase agreement is subject to changes in cost of funds. Cost of funds currently is at historically low levels, and any increase in cost of funds will cause our contractual interest expense to increase.

General and administrative expenses

We and Residential have incurred consolidated general and administrative expenses of $2.7 million primarily consisting of salaries and benefits as well as professional fees, organization costs and acquisition costs for the three months ended March 31, 2013. This balance excludes $0.9 million of expenses reimbursed to us by Residential that have been eliminated in consolidation.

Net loss attributable to noncontrolling interest in consolidated affiliate

We have recorded $1.0 million of net loss attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net loss for the three months ended March 31, 2013 because although we consolidate Residential we have no ownership in Residential. Net income/loss attributable to noncontrolling interest in consolidated affiliate will reflect Residential's net operation results for the remainder of 2013.

Liquidity and capital resources

As of May 7, 2013, we had cash and cash equivalents of $3.8 million which consisted solely of the remaining equity capital contribution we received from Altisource in the separation transaction. We believe this cash is sufficient to fund our operations and investment in NewSource until Residential begins paying the incentive management fee to us as a result of generating cash available for distribution to its shareholders since our only expenses to date are general and administrative expenses.

On May 1, 2013, Residential completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.6 million. Residential intends to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement, fund its subscription agreement in NewSource and for working capital.

On March 22, 2013, Residential's operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of non-performing, re-performing and performing mortgage loans and REO properties. Residential has effective control of the assets associated with this agreement and therefore we have concluded this is a financing arrangement. The maximum funding available to Residential under the repurchase agreement is $100.0 million, subject to certain sublimits. As of May 7, 2013, an aggregate of $79.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by Residential. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender equity interests in its Delaware statutory trust subsidiary that owns the underlying mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depending on its status. With respect to funds drawn under the repurchase agreement, Residential's operating partnership is required to pay to the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

Residential used funding under the repurchase agreement to leverage its initial two acquisitions of residential mortgage loan portfolios and to partially fund the purchase of its most recent acquisition.

The repurchase agreement requires Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default.

Residential currently is in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor Residential's banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

Based on Residential's current portfolio and leverage ratio, we believe that these sources of liquidity will be sufficient to enable Residential to meet anticipated short-term (one year or less) liquidity requirements, which include funding its current and future investment opportunities, paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses. To the extent Residential has significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, it may seek to obtain additional debt and/or equity financing.

We expect Residential's ability to meet its long-term liquidity requirements pursuant to its existing business strategy will require additional debt and/or equity financing. To the extent available at the relevant time, Residential's financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. Residential may also seek to raise additional capital through public or private offerings of equity or debt securities, including issuances of common stock, preferred stock and senior or subordinated debt securities. Any such financing would depend on market conditions for capital raises at such time and for the investment of any proceeds. If Residential is unable to renew, replace or expand its sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three months ended March 31, 2013	March 15, 2012 (inception) to March 31, 2012	Change
Net cash used in operating activities	$(2,426)	$—	$(2,426)
Net cash used in investing activities	(88,447)	—	(88,447)
Net cash provided by financing activities	11,753	500	11,253
Total cash flows	$(79,120)	$500	$(79,620)

Net cash used in operating activities was primarily for salaries and benefits as well as professional fees, organization costs and acquisition costs for the three months ended March 31, 2013.

Net cash used in investing activities consisted primarily of Residential's deployment of its initial capital contributed by Altisource to acquire non-performing and sub-performing loan pools during the three months ended March 31, 2013. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, Residential's cash used in investing activities is generally expected to exceed cash provided by investing activities, which will typically consist of proceeds from the short sale by borrowers or other disposition by Residential of mortgage loans and real estate as well as cash received on refinancings of its mortgage loans following modifications.

Net cash provided by financing activities consisted primarily of the proceeds borrowed by Residential under its repurchase agreement. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, and repayment of debt previously incurred by Residential and the issuance of Residential's common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of March 31, 2013.

Recent accounting pronouncements

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we are required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to Residential's repurchase agreement in this quarterly report.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Consolidations

The consolidated financial statements include wholly owned subsidiaries and would include those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership, in our capacity as general partner or managing member or by contract. Lastly, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary.

While the results of operations of consolidated entities are included in net loss in our consolidated financial statements, net loss attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliate is recorded in our Consolidated Balance Sheets and our Consolidated Statements of Equity within the equity section but separate from our equity.

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Residential believes it will comply with the provisions of the federal income tax code applicable to real estate investment trusts ("REITs") beginning for the year ending December 31, 2013 and intends to elect REIT status in 2014 upon the filing of its 2013 income tax return. Accordingly, Residential believes it will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of its REIT taxable income that is distributed to its shareholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential's net income and net cash available for distribution to its shareholders. However, Residential has been organized and operates in such a manner as to qualify for treatment as a REIT. Residential's taxable REIT subsidiary is subject to federal and state income taxes.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Residential does not separately accrue interest income. Carrying costs such as advances of taxes and insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential's investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternative loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, Residential considers the risk of nonperformance when determining fair value.
The capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.
Real estate impairment

With respect to residential rental properties classified as held for use, Residential performs an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a residential rental property held for use exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. Residential generally estimates the fair value of assets held for use by using broker price opinions. In some instances, appraisal information may be available and is used in addition to broker price opinions. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by Residential in its impairment analyses or those estimated by appraisal may not be achieved, and Residential may be required to recognize future impairment losses on its properties held for use.

Rental residential properties, net

Upon the acquisition of real estate, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential's initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions will be included in deferred leasing and financing costs, net and will be stated at amortized cost. Such expenditures are part of Residential's operations on a recurring basis and, therefore, will be classified as operating activities in our Consolidated Statement of Cash Flows. Capitalized leasing costs will be amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential rental properties are classified either as held for use or held for sale. Residential rental properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We will record residential rental properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that may become uncollectible in the future. Residential will regularly evaluate the adequacy of its allowance for doubtful accounts. The evaluation primarily will consist of reviewing past due account balances and considering such factors as the credit quality of our customer and historical trends of the customer payment. If Residential's assumptions regarding the collectability of receivables prove incorrect, it could experience losses in excess of its allowance for doubtful accounts. Accounts receivable, net and deferred rents receivable, net will be written-off when we have concluded there is a low probability of collection.

Item 3. Quantitative and qualitative disclosures about market risk

For information regarding our market risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." in our 2012 annual report on Form 10-K.

Item 4. Controls and procedures

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our CEO and CFO have concluded that the disclosure controls and procedures were effective at the end of the period covered by this quarterly report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

Item 1A. Risk Factors

Other than the additional risk factor included below, there were no material changes from the risk factors previously disclosed in the registrant's Form 10-K for the year ended December 31, 2012 in response to “Item 1A. Risk Factors” to Part I of Form 10-K. This additional risk factor should be read in conjunction with the other risk factors disclosed in our 2012 Form 10-K and Residential's quarterly report on Form 10-Q for the first quarter of 2013.

Residential intends to leverage its investments, which may materially and adversely affect Residential's return on its investments and may reduce cash available for distribution to its stockholders and payment to us of incentive management fees.

To the extent available, through our management of Residential's portfolio, Residential intends to leverage its investments through borrowings, the level of which may vary based on the particular characteristics of its investment portfolio and on market conditions. Residential has leveraged certain of its investments to date through its current repurchase agreement. When Residential enters into any repurchase agreement, it sells securities or residential mortgage loans to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to Residential at the end of the term of the transaction. Because the cash Residential receives from the lender when it initially sells the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to Residential could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). In addition, repurchase agreements (including Residential's current repurchase agreement) generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require Residential to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Residential may be required to liquidate assets at a disadvantageous time, which could cause Residential to incur further losses. In the event Residential is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to Residential, which would adversely affect its ability to make incentive management fees to us.

Residential's current repurchase agreement requires it to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. Residential expects any future repurchase agreements will have similar provisions. In the event that Residential is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect Residential and us.

Residential's repurchase agreements to finance sub-performing and non-performing loans are likely to be complex and difficult to manage. In part, this is due to the fact that its residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Residential's inability to comply with the terms and conditions of these agreements could materially and adversely impact Residential and us.

In addition, Residential's current repurchase agreement contains, and we expect any future repurchase agreements will contain, events of default (subject, in certain cases, to materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the principal amount outstanding, requirements that Residential repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with Residential. Because its financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Residential incurs on its repurchase agreements could materially and adversely affect Residential and us.

Residential may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage Residential employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. There can be no assurance that new sources of financing will be available to Residential in the future or that existing sources of financing will continue to be available to Residential.

Residential's governing documents contain no limitation on the amount of debt it may incur. Residential's return on its investments, cash available for distribution to its stockholders and incentive fee payments to us may be reduced to the extent that changes in market conditions increase the cost of its financing relative to the income that can be derived from the investments acquired. Residential's debt service payments will reduce cash flow available for distribution to stockholders and payment to us of our incentive management fees. Residential may not be able to meet its debt service obligations and, to the extent that it cannot, Residential risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations, which would also adversely affect our earnings potential from incentive management fees.

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
10.1*	Separation Agreement and Release of Rachel M. Ridley
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	May 9, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer