Form 10-Q
period 2013-06-30
Altisource Asset Management Corp
filed 2013-07-23
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of July 18, 2013, 2,345,620 shares of our common stock were outstanding.

Altisource Asset Management Corporation
June 30, 2013

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

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	our clients' and our future or pending transactions;

•	our projected operating results including receipt of incentive management fees under the terms of the Residential asset management agreement;

•	our ability to retain Residential as a client;

•	Residential's ability to effectively leverage its investments;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012 and in our quarterly report on Form 10-Q for the first quarter of 2013.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 18, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Real estate assets:
Land (from consolidated VIE)	$4	$—
Rental residential properties, net (from consolidated VIE)	54	—
Real estate owned (from consolidated VIE)	3,749	—
	3,807	—
Real estate assets held for sale (from consolidated VIE)	901	—
Mortgage loans (from consolidated VIE)	163,520	—
Cash and cash equivalents (including from consolidated VIE $223,315 and $100,005, respectively)	227,846	105,014
Related party receivables (including from consolidated VIE $2,931 and $0, respectively)	3,220	361
Deferred leasing and financing costs, net (from consolidated VIE)	868	—
Prepaid expenses and other assets (including from consolidated VIE $20,262 and $6, respectively)	20,857	440
Total assets	421,019	105,815
Liabilities:
Repurchase agreement (from consolidated VIE)	472	—
Accounts payable and accrued liabilities (including from consolidated VIE $1,138 and $46, respectively)	2,113	406
Related party payables (including from consolidated VIE $149 and $5, respectively)	762	528
Total liabilities	3,347	934
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; and 2,345,425 and 2,343,213 shares issued and outstanding, respectively	23	23
Additional paid-in capital	6,289	4,993
Accumulated deficit	(2,385)	(46)
Total stockholders' equity	3,927	4,970
Noncontrolling interest in consolidated affiliate	413,745	99,911
Total equity	417,672	104,881
Total liabilities and equity	$421,019	$105,815

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013

Net gain on investments:
Net unrealized gain on mortgage loans	$7,165	$8,293
Net realized gain on mortgage loans	1,719	2,106
Total net gain on investments	8,884	10,399
Expenses:
Residential rental property operating expenses	84	84
Related party mortgage loan servicing costs	1,242	1,634
Interest expense	654	696
General and administrative	3,369	6,067
Related party general and administrative	—	207
Total expenses	5,349	8,688
Other income	193	193
Net income	3,728	1,904
Net income attributable to noncontrolling interest in consolidated affiliate	(5,227)	(4,243)
Net loss attributable to common stockholders	$(1,499)	$(2,339)

Loss per share of common stock – basic:
Loss per basic share	$(0.64)	$(1.00)
Weighted average common stock outstanding – basic	2,343,462	2,343,338
Loss per share of common stock – diluted:
Loss per diluted share	$(0.64)	$(1.00)
Weighted average common stock outstanding – diluted	2,343,462	2,343,338

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343,213	$23	$4,993	$(46)	$99,911	$104,881
Issuance of common stock, including option exercises	2,212	—	2	—	—	2
Capital contribution from noncontrolling interest	—	—	—	—	309,591	309,591
Share-based compensation	—	—	1,294	—	—	1,294
Net income/(loss)	—	—	—	(2,339)	4,243	1,904
June 30, 2013	2,345,425	$23	$6,289	$(2,385)	$413,745	$417,672

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest in consolidated affiliate	Total
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock, including option exercises	100,000	1	499	—	—	500
Capital contribution from noncontrolling interest	—	—	—	—	500	500
June 30, 2012	100,000	$1	$499	$—	$500	$1,000

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2013	March 15, 2012 (inception) to June 30, 2012
Operating activities:
Net income	$1,904	$—
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(8,293)	—
Net realized gain on mortgage loans	(2,106)	—
Amortization of deferred financing costs	322	—
Share-based compensation	1,294	—
Changes in operating assets and liabilities:
Related party receivables	724	—
Prepaid expenses and other assets	(280)	—
Accounts payable and accrued liabilities	1,012	—
Related party payables	234	—
Net cash used in operating activities	(5,189)	—
Investing activities:
Investment in mortgage loans	(168,165)	—
Investment in real estate	(278)	—
Investment in renovations	(22)	—
Acquisition-related deposits	(20,142)	—
Mortgage loan dispositions and repayments	7,062	—
Net cash used in investing activities	(181,545)	—
Financing activities:
Issuance of common stock, including stock option exercises	123	500
Payment of tax withholdings on exercise of stock options	(121)	—
Capital contribution from noncontrolling interest	310,254	500
Proceeds from repurchase agreement	79,761	—
Repayments of repurchase agreement	(79,289)	—
Payment of deferred financing costs	(1,162)	—
Net cash provided by financing activities	309,566	1,000
Net increase in cash and cash equivalents	122,832	1,000
Cash and cash equivalents as of beginning of the period	105,014	—
Cash and cash equivalents as of end of the period	$227,846	$1,000

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$4,399	$—
Changes in Residential's accrued equity issuance costs	$663	$—
Changes in related party receivable from mortgage loan dispositions and repayments	$3,583	$—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

On March 22, 2013, Residential's operating partnership entered into a master repurchase agreement with a major financial institution to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to Residential under the repurchase agreement is $100.0 million, subject to certain sublimits.

On May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of $309.5 million. Residential has used or intends to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement, fund its investment in NewSource Reinsurance Company, a title insurance and reinsurance company we refer to as "NewSource," and for working capital.

Because we commenced operations on December 21, 2012, we have no comparable results for the three and six months ended June 30, 2012. Accordingly, we have not included the comparative three and six month periods from 2012 in our consolidated statement of operations. Additionally, because Residential's operating partnership was organized on June 7, 2012, our consolidated statement of cash flows and consolidated statement of stockholders' equity for the six months ended June 30, 2012 do not include six full months of operating activities.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as "U.S. GAAP." All intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2012 annual report on Form 10-K.

Recently issued accounting standards

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we are required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to our repurchase agreement in this quarterly report.

2. Mortgage loans at fair value

Acquisitions

During the six months ended June 30, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•
On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

•
On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $38.7 million as of the March 18, 2013 cut-off date for the transaction.

•
On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $122.1 million as of the March 28, 2013 cut-off date for the transaction.

During the three and six months ended June 30, 2013, Residential expensed $0.1 million and $0.4 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three and six months ended June 30, 2013, Residential transferred 33 and 34 mortgage loans, respectively, at fair value based on broker price opinion (BPO) of $4.2 million and $4.4 million, respectively, to real estate owned.

Dispositions

During the three and six months ended June 30, 2013, Residential disposed of 28 and 38 mortgage loans, respectively, primarily through short sales and foreclosure sales. As a result, Residential recorded $1.7 million and $2.1 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the six months ended June 30, 2013, Residential acquired six residential properties, or "real estate owned," as part of the loan portfolio acquisitions described above which were converted to properties on foreclosure of the mortgage loans prior to the acquisition closing date. The aggregate purchase price attributable to these properties was $0.3 million. Residential acquired no residential properties in this manner during the three months ended June 30, 2013.

Real estate held for sale

As of June 30, 2013, Residential classified eight properties having carrying value of $0.9 million as real estate held for sale because it intends to sell the properties which do not meet its residential rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have had no significant operations, and, therefore, we are not presenting discontinued operations related to these properties.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that Residential measures at fair value by level within the fair value hierarchy as of June 30, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$163,520
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$4,399
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreement at fair value	$—	$472	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because Residential did not own any mortgage loans or residential properties at that time. Additionally, there have been no transfers between levels for the three or six months ended June 30, 2013.

The carrying values of our cash and cash equivalents, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of the repurchase agreement that Residential entered into on March 22, 2013 was estimated using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date for similar floating rate debt.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Mortgage loans
Beginning balance	$87,670	$—
Investment in mortgage loans	79,908	168,165
Net unrealized gain on mortgage loans	7,165	8,293
Net realized gain on mortgage loans	1,719	2,106
Mortgage loan dispositions and repayments	(8,699)	(10,645)
Transfer of mortgage loans to real estate owned	(4,243)	(4,399)
Ending balance	$163,520	$163,520

Net unrealized gain on mortgage loans held	$7,165	$8,293
Accumulated unrealized gain on mortgage loans still held	$8,293	$8,293

There was no corresponding activity for level 3 assets for the three and six months ended June 30, 2012 because Residential did not own any such assets at that time.

The following table sets forth the fair value of Residential's mortgage loans and the related unpaid principal balance and collateral market value by delinquency as of June 30, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Collateral market value
Current	102	$10,748	$22,020	$18,178
30	33	2,793	6,411	4,560
60	30	4,299	8,093	6,449
90	460	53,905	106,381	81,086
Foreclosure	707	91,775	185,077	134,500
Mortgage loans	1,332	$163,520	$327,982	$244,773

Residential did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, home prices, gross rental rates, alternate loan resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value of an asset. A decrease in the housing pricing index or gross rental rates in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of June 30, 2013:

Input	Range
Discount rate	15.0%
Gross monthly rental rate	$480 to $5,030
Home pricing index range	-1.8% to 4.6%
Loan resolution probabilities - modification	0% to 22.3%
Loan resolution probabilities - rental	0% to 100.0%
Loan resolution probabilities - liquidation	0% to 100.0%
Loan resolution timelines	1 to 67 months

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because Residential did not own any such assets at that time.

5. Repurchase agreement

On March 22, 2013, Residential's operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with this agreement and therefore we have concluded this is a financing arrangement. The maximum funding amount available to Residential under the repurchase agreement is $100.0 million, subject to certain sublimits. As of June 30, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement which was collateralized by mortgage loans and real estate owned with a carrying value of $1.0 million. As of June 30, 2013 the cost of funds for amounts borrowed under the repurchase agreement was approximately 3.5%. As of July 18, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by Residential. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender equity interests in its Delaware statutory trust subsidiary that owns the underlying mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. With respect to funds drawn under the repurchase agreement, Residential's operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

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

6. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company. In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd. No amounts have been invested as of June 30, 2013 and therefore the commitments remain $2.0 million and $18.0 million, respectively, as of June 30, 2013.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

7. Related party transactions

During the six months ended June 30, 2013, Residential acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction. The aggregate purchase price for this portfolio was $64.4 million.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013	Counter-party	Consolidated Statements of Operations location
Related party mortgage loan servicing costs	$1,242	$1,634	Ocwen	Mortgage loan servicing costs paid by Residential
Due diligence costs	$—	$183	Altisource	Related party general and administrative expenses
Sublease and related occupancy costs	$55	$79	Ocwen	Related party general and administrative expenses
Expense reimbursements	$1,156	$2,057	Residential	Net loss attributable to noncontrolling interest in consolidated affiliate (Residential)

There were no corresponding related party transactions from March 15, 2012 (inception) to June 30, 2012.

8. Share-based payments

During the six months ended June 30, 2013, we granted 32,197 shares of stock to certain members of executive management with weighted average grant date fair value per share of $63.98. Additionally, we granted 1,470 shares of stock pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $205.27. Of these shares, 660 were issued in connection with our directors' service on the board from January 24, 2013 to our 2013 annual meeting of stockholders and the remaining 810 are expected to be issued for their service from the 2013 annual meeting to the 2014 annual meeting of stockholders. As of June 30, 2013, we had an aggregate of $9.5 million of total unrecognized stock-based compensation costs which will be recognized over a weighted average remaining estimated term of 3.50 years.

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

As of June 30, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2012.

10. Earnings per share

Because we incurred a net loss attributable to common stockholders for the three and six months ended June 30, 2013, basic and diluted earnings per share are equivalent for the periods. For the three and six months ended June 30, 2013, there were 293,760 stock options and 224,944 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive.

11. Segment information

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

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services under a 15-year asset management agreement with Residential, which we refer to as the “Residential asset management agreement." Residential is a corporation formed under the laws of the state of Maryland that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States. Residential intends to elect to qualify as a REIT beginning in the year ending December 31, 2013.

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

During the quarter we completed the acquisition of a portfolio of NPLs for Residential consisting of 720 loans with approximately $172 million of UPB and $122 million of market value of underlying properties. In addition, we agreed to acquire two separate portfolios for Residential with an aggregate of 2,698 mortgage loans, substantially all of which were NPLs, with approximately $470 million of UPB and $370 million in market value of underlying properties. We currently expect to complete these acquisitions during the third quarter although there can be no assurance that we will be able to complete them on a timely basis or at all.

Operation of our business model

We believe Residential's business model provides it with operating capabilities that are difficult to replicate and positions it to capitalize on substantial market opportunities. Our success will be dependent on our ability to acquire single-family properties for Residential at attractive acquisition basis, effectively manage properties in Residential's rental portfolio and raise capital for Residential at accretive rates, which we believe will help it achieve its business objective of generating attractive risk-adjusted returns for its stockholders through dividends and capital appreciation and incentive management fees for us. As more fully described below, during the quarter we delivered on each of these objectives:

•
As described earlier, we have agreed to acquire non-performing loan portfolios for Residential with a total of $470 million in UPB that we believe meet Residential's return targets and other investment criteria. With the closing of these acquisitions, Residential's NPL portfolio will represent approximately 4,100 loans with $820 million in UPB and $625 million in market value of underlying properties;

•	We are meeting our initial targets for loan resolutions. While loan resolutions are long lead-time activities, we are to date hitting the targets that we set for Residential's portfolio; and

•	We successfully raised $309.5 million in new equity capital for Residential.

Factors affecting our consolidated results

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

Similar to Residential's previous acquisitions described under "– Portfolio size," we expect Residential to acquire single-family rental properties primarily through its acquisition of sub-performing and non-performing loan portfolios. We believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with a growing supply, provide buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that Residential's residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted.

Financing

Residential's ability to grow its business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet its objectives. Residential intends to leverage its investments with debt, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time Residential's financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. Residential may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. Accordingly, our ability to grow our incentive management fee income will be dependent on Residential's access to adequate financing. To qualify as a REIT under the federal income tax code, Residential generally will need to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders. This distribution requirement limits Residential's ability to retain earnings and thereby replenish or increase capital to support its activities.

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
Residential reimburses us for the costs we incurred for the services we perform for Residential based on the percentage of time spent for the benefit of Residential. Residential's expenses primarily will consist of loan servicing fees, rental property operating expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees are expenses paid to Ocwen to service Residential's acquired loans. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties and include expenses that are either impacted by occupancy levels or renovation expenses, such as Altisource's inspection, property preservation and renovation fees, property management fees and turnover costs, and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since Residential depreciates its properties on a straight-line basis over a fixed life. The interest expense consists of the costs to borrow money.

Resolution methodologies

Residential employs various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue Residential will receive. We expect that a portion of our sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property or we may also consider selling these modified loans. We believe that a majority of these residential mortgage loans may enter into foreclosure or similar proceedings, ultimately becoming REO. REO property can be converted into single-family rental properties and added to Residential's portfolio if they meet its investment criteria, or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date.

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

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although Residential generally intends to own as rental properties the assets it acquires upon foreclosure, Residential may determine to sell such assets if they do not meet its investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential's portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect Residential's results. Conversely, declining real estate prices are expected to negatively affect Residential's results of real estate.

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

As of June 30, 2013, our portfolio of mortgage loans consisted of the following ($ in thousands):

Location	Loan count	Carrying value (1)	Unpaid principal balance	Collateral market value (2)	Weighted Average LTV (3)
Alabama	4	$399	$713	$619	122.1%
Arkansas	4	458	744	746	100.7%
Arizona	35	4,010	8,135	5,981	157.5%
California	202	43,955	78,392	62,008	144.6%
Colorado	11	1,990	2,413	2,838	92.9%
Connecticut	18	2,339	4,724	3,408	170.5%
Delaware	6	963	1,780	1,513	120.6%
Florida	359	34,696	77,465	49,765	183.2%
Georgia	52	3,749	8,507	5,297	187.0%
Hawaii	2	554	954	980	100.5%
Iowa	2	97	178	158	113.8%
Idaho	2	250	515	322	160.6%
Illinois	81	8,569	19,556	13,554	164.4%
Indiana	12	971	1,914	1,392	184.4%
Kansas	2	109	220	155	144.5%
Kentucky	4	193	366	288	140.0%
Louisiana	10	1,179	1,912	1,801	111.1%
Massachusetts	25	4,059	8,299	6,839	133.4%
Maryland	68	7,984	18,530	12,786	162.6%
Maine	6	593	1,088	944	120.9%
Michigan	7	317	915	491	212.6%
Minnesota	2	250	644	420	157.1%
Missouri	6	455	774	723	117.1%
Mississippi	5	225	504	334	182.4%
North Carolina	18	2,252	4,039	3,350	123.6%
Nebraska	3	136	311	231	138.7%
New Jersey	79	8,301	21,882	14,314	174.2%
New Mexico	3	290	396	407	98.7%
Nevada	33	3,221	8,189	4,529	192.3%
New York	22	2,414	5,897	5,392	125.4%
Ohio	21	2,004	3,551	3,208	119.9%
Oklahoma	4	404	571	572	100.2%
Oregon	15	2,551	4,252	3,724	119.8%
Pennsylvania	43	4,935	8,256	7,593	117.8%
Puerto Rico	3	70	278	322	88.2%
Rhode Island	1	107	266	190	139.9%
South Carolina	13	1,594	2,849	2,317	134.0%
South Dakota	1	75	141	130	108.7%
Tennessee	11	755	1,519	1,069	167.0%
Texas	73	7,460	10,737	11,127	112.8%
Utah	5	670	976	855	116.2%
Virginia	27	4,531	7,744	6,928	123.3%
Vermont	2	132	309	340	91.1%
Washington	25	3,004	5,992	4,351	156.8%
Wisconsin	5	250	585	462	145.6%
Total mortgage loans	1,332	$163,520	$327,982	$244,773	156.5%

_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, gross rental rates, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the Carrying Value of our assets, please see Note 4 to our consolidated financial statements.

(2)
Collateral market value is based on the most recent BPO provided to us within 180 days of the balance sheet date or provided to us by the applicable sellers as of the respective cut-off dates for each transaction if the transaction was consummated within the last 180 days. Although we performed diligence on a representative sample of the properties in each portfolio to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(3)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Summary Management Reporting Information

In addition to evaluating our consolidated financial performance, we also evaluate the operations of AAMC on a stand-alone basis because our financial statements consolidate the results of Residential under U.S. GAAP. We also look at our stand-alone results because the effect of amounts received from Residential are still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to our noncontrolling interest in Residential.

In evaluating our operating performance and managing our business, we consider the incentive management fees and reimbursement of expenses paid to us by Residential under our asset management agreement as well as our stand-alone operating expenses. We maintain our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations which are reconciled to U.S. GAAP.

The following table represents non-GAAP performance measures, but we believe it is useful to assist investors in gaining an understanding of the trends and operating results for our business. This information should be considered in addition to, and not as a substitute for our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended June 30, 2013
(In thousands)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Net gain on investments:
Net unrealized gain on mortgage loans	$7,165	$—	$—	$7,165
Net realized gain on mortgage loans	1,719	—	—	1,719
Expense reimbursements	—	1,156	(1,156)	—
Total net gain on investments	8,884	1,156	(1,156)	8,884
Expenses:
Residential rental property operating expenses	84	—	—	84
Related party mortgage loan servicing costs	1,242	—	—	1,242
Interest expense	654	—	—	654
General and administrative	714	2,655	—	3,369
Related party general and administrative	1,156	—	(1,156)	—
Total expenses	3,850	2,655	(1,156)	5,349
Other income	193	—	—	193
Net income (loss)	5,227	(1,499)	—	3,728
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(5,227)	(5,227)
Net income (loss) attributable to common stockholders	$5,227	$(1,499)	$(5,227)	$(1,499)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Six months ended June 30, 2013
(In thousands)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Net gain on investments:
Net unrealized gain on mortgage loans	$8,293	$—	$—	$8,293
Net realized gain on mortgage loans	2,106	—	—	2,106
Expense reimbursements	—	2,057	(2,057)	—
Total net gain on investments	10,399	2,057	(2,057)	10,399
Expenses:
Residential rental property operating expenses	84	—	—	84
Related party mortgage loan servicing costs	1,634	—	—	1,634
Interest expense	696	—	—	696
General and administrative	1,701	4,366	—	6,067
Related party general and administrative	2,234	30	(2,057)	207
Total expenses	6,349	4,396	(2,057)	8,688
Other income	193	—	—	193
Net income (loss)	4,243	(2,339)	—	1,904
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(4,243)	(4,243)
Net income (loss) attributable to common stockholders	4,243	(2,339)	(4,243)	(2,339)

Altisource Asset Management Corporation
Consolidating Balance Sheet
June 30, 2013
(In thousands)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate assets, net:
Land	$4	$—	$—	$4
Rental residential properties, net	54	—	—	54
Real estate owned	3,749	—	—	3,749
	3,807	—	—	3,807
Real estate assets held for sale	901	—	—	901
Mortgage loans	163,520	—	—	163,520
Cash and cash equivalents	223,315	4,531	—	227,846
Related party receivables	3,183	389	(352)	3,220
Deferred leasing and financing costs, net	868	—	—	868
Prepaid expenses and other assets	20,262	595	—	20,857
Total assets	415,856	5,515	(352)	421,019
Liabilities:
Repurchase agreement	472	—	—	472
Accounts payable and accrued liabilities	1,138	975	—	2,113
Related party payables	501	613	(352)	762
Total liabilities	2,111	1,588	(352)	3,347
Commitments and contingencies
Equity:
Common stock	251	23	(251)	23
Additional paid-in capital	409,340	6,289	(409,340)	6,289
Accumulated deficit	4,154	(2,385)	(4,154)	(2,385)
Total stockholders' equity	413,745	3,927	(413,745)	3,927
Noncontrolling interest in consolidated affiliate	—	—	413,745	413,745
Total equity	413,745	3,927	—	417,672
Total liabilities and equity	$415,856	$5,515	$(352)	$421,019

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Cash and cash equivalents	$100,005	$5,009	$—	$105,014
Related party receivables	—	410	(49)	361
Prepaid expenses and other assets	6	434	—	440
Total assets	100,011	5,853	(49)	105,815
Liabilities:
Accounts payable and accrued liabilities	46	360	—	406
Related party payables	54	523	(49)	528
Total liabilities	100	883	(49)	934
Commitments and contingencies
Equity:
Common stock	78	23	(78)	23
Additional paid-in capital	99,922	4,993	(99,922)	4,993
Deficit accumulated during the development stage	(89)	(46)	89	(46)
Total stockholders' equity	99,911	4,970	(99,911)	4,970
Noncontrolling interest in consolidated affiliate	—	—	99,911	99,911
Total equity	99,911	4,970	—	104,881
Total liabilities and equity	$100,011	$5,853	$(49)	$105,815

Primary driver of our stand-alone operating results

As described above under “–Factors affecting our consolidated results,” our incentive management fees will be directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential's residential mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Residential will affect our ability to generate incentive management fees, our sole source of income other than the reimbursement of our expenses pursuant to the asset management agreement. In the event Residential generates taxable income, our incentive management fees will provide us with an increasing share of Residential's cash available for distribution to its stockholders. If there is a decline in the cash distributable by Residential to its stockholders in any period, or if Residential is unable to make distributions to its stockholders in any period, the amount of our incentive management fees would be adversely affected.

Results of operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2013. There were no corresponding results for March 15, 2012 (inception) to June 30, 2012. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three and six months ended June 30, 2013

Residential rental revenues

Residential generated a nominal amount of residential rental revenues for the three and six months ended June 30, 2013. Residential expects to generate increasing residential rental revenues for the remainder of 2013 upon renovating, listing and renting additional residential rental properties. Residential's residential rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because Residential's lease terms generally are expected to be one to two years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Residential generated $7.2 million and $8.3 million of net unrealized gains on mortgage loans for the three and six months ended June 30, 2013, respectively, which can be broken down into the following components.

•
First, Residential recognized $1.4 million and $1.6 million for the three and six months ended June 30, 2013, respectively, in unrealized gains driven by a material change in loan status. During the three and six months ended June 30, 2013, Residential converted 33 and 34 loans to REO status, respectively. Upon conversion of these loans to REO, Residential marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale);

•
Second, Residential accreted $5.8 million and $6.7 million in unrealized gains for the three and six months ended June 30, 2013, respectively, relating to discounts and expenses which were priced into the acquisitions. These amounts represent the time value of money and servicing expenses incurred as a property proceeds through the foreclosure process. The judgment embedded in this value is the estimated time that it takes to foreclose on a loan in various jurisdictions.

Through Residential's acquisitions, Residential's loan portfolio has grown from 673 loans at March 31, 2013 to 1332 loans at June 30, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers and renters, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Residential generated $1.7 million and $2.1 million of net realized gains on mortgage loans for the three and six months ended June 30, 2013, respectively, from 28 and 38 loan dispositions, respectively, primarily from short sales and foreclosure sales.

Residential rental property operating expenses

Residential incurred a nominal amount of rental property operating expenses for the three and six months ended June 30, 2013. Residential expects to incur increasing residential rental property operating expenses in the remainder of 2013 upon converting its mortgage loans to, and owning, residential rental properties. Residential's residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred a nominal amount of real estate depreciation and amortization for the three and six months ended June 30, 2013. Residential expects to incur increasing real estate depreciation and amortization in 2013 upon converting its mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Related party mortgage loan servicing costs

Residential incurred $1.2 million and $1.6 million of mortgage loan servicing costs primarily from advances of residential property taxes and insurance and servicer fees for the three and six months ended June 30, 2013, respectively. Residential expects to incur additional mortgage loan servicing costs in the remainder of 2013 to protect its investment in mortgage loans and to continue to service acquired loans. Generally the ownership of non-performing and sub-performing mortgage loans will require Residential to fund the related property taxes and insurance on the properties collateralizing its acquired mortgage loans to avoid tax liens and protect the underlying residential real estate. Therefore, Residential's loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred $0.7 million of interest expense due to borrowings under its repurchase agreement for both the three and six months ended June 30, 2013. Residential repaid the majority of our borrowings under our repurchase agreement as of June 30, 2013. Residential expects to incur additional interest expense in the remainder of 2013 as its average financing and/or securitization levels increase to fund and leverage additional purchases and its ownership of non-performing and sub-performing loan portfolios. The interest rate on Residential's initial funding under the repurchase agreement is subject to changes in cost of funds. Cost of funds currently is at historically low levels and any increase in cost of funds will cause our contractual interest expense to increase.

General and administrative expenses

Residential and we incurred $3.4 million and $6.1 million of general and administrative expenses for the three and six months ended June 30, 2013 primarily consisting of salaries and benefits, professional fees and acquisition costs. Additionally, Residential and we incurred certain other organizational costs in the first three months of 2013 related to the commencement of our businesses and being new public companies.

Net income attributable to noncontrolling interest in consolidated affiliate

We have recorded $5.2 million and $4.2 million of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income for the three and six months ended June 30, 2013, respectively, because although we consolidate Residential we have no ownership in Residential.

Incentive management fees and expense reimbursements

We did not generate any incentive management fees for the three and six months ended June 30, 2013. We generated $1.2 million and $2.1 million of expense reimbursements from Residential that have been eliminated in consolidation for the three and six months ended June 30, 2013, respectively. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. We expect to generate incentive management fees to the extent Residential generates cash available for distribution to its shareholders as contractually defined in the future.

Liquidity and capital resources

As of July 18, 2013, we had cash and cash equivalents of $4.5 million. We believe this cash is sufficient to fund our operations and investment in NewSource until Residential begins paying the incentive management fee to us as a result of generating cash available for distribution to its stockholders since our only expenses to date are general and administrative expenses.

Residential's liquidity reflects its ability to meet its current obligations (including the purchase of residential mortgage loans, its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements), purchase additional portfolios of sub-performing and non-performing mortgage loans when we identify them and make distributions to its stockholders. Residential generally needs to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential's ability to retain earnings and thereby replenish or increase capital to support its activities.

Residential expects its primary sources of liquidity to be proceeds from its investments and proceeds from borrowings and/or additional equity offerings.

Residential was initially funded with the $100 million it received from Altisource in connection with its separation on December 21, 2012. In addition, on May 1, 2013, Residential completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.5 million. Residential used a portion of the proceeds of the offering to pay down its existing repurchase facility. However, Residential intends to re-leverage its existing portfolio and to use the net proceeds of the offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement, fund its subscription agreement in NewSource and for working capital.

Residential's current leverage strategy is to finance its assets where it believe such borrowing is prudent and appropriate. To date, Residential has completed one borrowing pursuant to a master repurchase agreement that its operating partnership entered with a large money center bank on March 22, 2013. The purpose of the repurchase agreement is to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to Residential under the repurchase agreement is $100 million, subject to certain sublimits. As of July 18, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by Residential. The repurchase agreement matures on March 21, 2014.

Because Residential's current debt facility and anticipated additional debt financings, at least near term, are expected to consist solely of short-term borrowings, Residential expects to renew these facilities in advance of maturity in order to ensure its ongoing liquidity and access to capital.

Under the terms of the repurchase agreement, as collateral for the funds Residential draws thereunder, the operating partnership will sell to the lender equity interests in Residential's Delaware statutory trust subsidiary that owns the underlying mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential financed under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. With respect to funds drawn under the repurchase agreement, the operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

The repurchase agreement requires Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default. Residential is restricted by the terms of its repurchase agreement from paying dividends greater than its REIT taxable income in a calendar year.

Residential is currently in compliance with the covenants and other requirements with respect to the repurchase agreement. Residential monitors its banking partner's ability to perform under the repurchase agreement and has concluded there is currently no reason to doubt that its banking partner will continue to perform under the repurchase agreement as contractually obligated.

Based on its current portfolio and leverage ratio, Residential's believes that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year or less) liquidity requirements, which include funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to us under the asset management agreement and general corporate expenses. To the extent Residential has significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, it may seek to obtain additional debt and/or equity financing.

Residential expects its existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential's continued growth including, but not limited to, debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If Residential is unable to renew, replace or expand its sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three months ended June 30, 2013	March 15, 2012 (inception) to June 30, 2012	Change
Net cash used in operating activities	$(5,189)	$—	$(5,189)
Net cash used in investing activities	(181,545)	—	(181,545)
Net cash provided by financing activities	309,566	1,000	308,566
Total cash flows	$122,832	$1,000	$121,832

Net cash used in operating activities for the six months ended June 30, 2013 by Residential and us consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, organization costs, acquisition costs and salaries and benefits.

Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of Residential's $188.6 million of investments in non-performing and sub-performing loan pools partly offset by $7.1 million of proceeds from the disposition of loans. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities, which will typically consist of proceeds from the disposition of loans.

Net cash provided by financing activities consisted primarily of Residential's net proceeds from the issuance of common stock. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential and Residential's issuance of common stock.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of June 30, 2013.

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

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Residential believes it will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ending December 31, 2013 and intends to elect REIT status upon the filing of its 2013 income tax return. Accordingly, Residential believes it will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of its REIT taxable income that is distributed to its shareholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential's net income and net cash available for distribution to its shareholders. However, Residential has been organized and operates in such a manner as to qualify for treatment as a REIT. Residential's taxable REIT subsidiary is subject to federal and state income taxes.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Residential does not separately accrue interest income. Carrying costs such as advances of taxes and insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential's investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, Residential considers the risk of nonperformance when determining fair value.
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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. Residential generally estimates the fair value of assets held for use by using broker price opinions. In some instances, appraisal information may be available and is used in addition to broker price opinions. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by Residential in its impairment analyses or those estimated by appraisal may not be achieved, and Residential may be required to recognize future impairment losses on its properties held for use.

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

Expenditures directly related to successful leasing efforts such as lease commissions will be included in deferred leasing and financing costs, net and will be stated at amortized cost. Such expenditures are part of Residential's operations and, therefore, will be classified as operating activities in our Consolidated Statement of Cash Flows. Capitalized leasing costs will be amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

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

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that may become uncollectible in the future. Residential will regularly evaluate the adequacy of its allowance for doubtful accounts. The evaluation primarily will consist of reviewing past due account balances and considering such factors as the credit quality of our customer and historical trends of the customer payment. If Residential's assumptions regarding the collectability of receivables prove incorrect, it could experience losses in excess of its allowance for doubtful accounts. Rents receivable, net and deferred rents receivable, net will be written-off when we have concluded there is a low probability of collection.

Item 3. Quantitative and qualitative disclosures about market risk

For information regarding our market risk as of June 30, 2013, see "Item 7A. Quantitative and qualitative disclosures about market risk" in our 2012 annual report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our market risk since December 31, 2012. For information regarding our risk factors as of June 30, 2013, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our quarterly report on Form 10-Q for the first quarter of 2013 and the other risk factors discussed in our 2012 Form 10-K and Residential's quarterly report on Form 10-Q for the first quarter of 2013.

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

Altisource Asset Management Corporation
Date:	July 23, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer