Form 10-Q
period 2013-09-30
Altisource Asset Management Corp
filed 2013-10-22
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 15, 2013, 2,351,092 shares of our common stock were outstanding.

Altisource Asset Management Corporation
September 30, 2013

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 15, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Transfer of Listing to NYSE MKT

On September 12, 2013, we transferred the listing of our common stock to the NYSE MKT. Prior to the transfer, our common stock was quoted on the OTCQX. Our common stock is traded on the NYSE MKT under the ticker symbol “AAMC.”

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets:
Land (from consolidated VIE)	$224	$—
Rental residential properties, net (from consolidated VIE)	1,128	—
Real estate owned (from consolidated VIE)	14,408	—
	15,760	—
Real estate assets held for sale (from consolidated VIE)	1,074	—
Mortgage loans (from consolidated VIE)	641,903	—
Cash and cash equivalents (including from consolidated VIE $98,252 and $100,005, respectively)	102,060	105,014
Restricted cash (from consolidated VIE)	3,092	—
Related party receivables (including from consolidated VIE $6,272 and $0, respectively)	6,272	361
Deferred leasing and financing costs, net (from consolidated VIE)	1,744	—
Prepaid expenses and other assets (including from consolidated VIE $911 and $6, respectively)	1,495	440
Total assets	773,400	105,815
Liabilities:
Repurchase agreements (from consolidated VIE)	338,800	—
Accounts payable and accrued liabilities (including from consolidated VIE $2,408 and $46, respectively)	3,728	406
Related party payables (including from consolidated VIE $2,746 and $54, respectively)	2,297	528
Total liabilities	344,825	934
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,350,546 and 2,343,213 shares issued and outstanding, respectively	24	23
Additional paid-in capital	8,439	4,993
Accumulated deficit	(4,942)	(46)
Total stockholders' equity	3,521	4,970
Noncontrolling interest in consolidated affiliate	425,054	99,911
Total equity	428,575	104,881
Total liabilities and equity	$773,400	$105,815

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Rental revenues and net gain on investments:
Rental revenues	$6	$6
Net unrealized gain on mortgage loans	17,670	25,963
Net realized gain on mortgage loans	1,909	4,015
Total rental revenues and net gain on investments	19,585	29,984
Expenses:
Residential rental property operating expenses	191	275
Real estate depreciation and amortization	4	4
Mortgage loan servicing costs	2,154	3,788
Interest expense	467	1,163
General and administrative	5,105	11,008
Related party general and administrative	681	1,052
Total expenses	8,602	17,290
Other income	169	362
Net income	11,152	13,056
Net income attributable to noncontrolling interest in consolidated affiliate	(13,709)	(17,952)
Net loss attributable to common stockholders	$(2,557)	$(4,896)

Loss per share of common stock – basic:
Loss per basic share	$(1.09)	$(2.09)
Weighted average common stock outstanding – basic	2,348,040	2,344,923
Loss per share of common stock – diluted:
Loss per diluted share	$(1.09)	$(2.09)
Weighted average common stock outstanding – diluted	2,348,040	2,344,923

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343,213	$23	$4,993	$(46)	$99,911	$104,881
Issuance of common stock, including option exercises	7,333	1	12	—	—	13
Capital contribution from noncontrolling interest	—	—	—	—	309,700	309,700
Distribution to noncontrolling interest	—	—	—	—	(2,509)	(2,509)
Share-based compensation	—	—	3,434	—	—	3,434
Net income/(loss)	—	—	—	(4,896)	17,952	13,056
September 30, 2013	2,350,546	$24	$8,439	$(4,942)	$425,054	$428,575

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest in consolidated affiliate	Total
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	100,000	1	499	—	—	500
Capital contribution from noncontrolling interest	—	—	—	—	500	500
September 30, 2012	100,000	$1	$499	$—	$500	$1,000

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2013	March 15, 2012 (inception) to September 30, 2012
Operating activities:
Net income	$13,056	$—
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(25,963)	—
Net realized gain on mortgage loans	(4,015)	—
Real estate depreciation and amortization	4	—
Amortization of deferred financing costs	630	—
Share-based compensation	3,434	—
Changes in operating assets and liabilities:
Related party receivables	(166)	—
Prepaid expenses and other assets	(363)	—
Accounts payable and accrued liabilities	2,063	—
Related party payables	251	—
Net cash used in operating activities	(11,069)	—
Investing activities:
Investment in mortgage loans	(642,645)	—
Investment in real estate	(6,198)	—
Investment in renovations	(145)	—
Mortgage loan dispositions and payments	15,895	—
Change in restricted cash	(3,092)	—
Net cash used in investing activities	(636,185)	—
Financing activities:
Issuance of common stock, including stock option exercises	666	500
Payment of tax withholdings on exercise of stock options	(653)	—
Capital contribution from noncontrolling interest	310,250	500
Distribution to noncontrolling interest	(2,509)	—
Proceeds from repurchase agreement	418,099	—
Repayments of repurchase agreement	(79,299)	—
Payment of deferred financing costs	(2,254)	—
Net cash provided by financing activities	644,300	1,000
Net increase/(decrease) in cash and cash equivalents	(2,954)	1,000
Cash and cash equivalents as of beginning of the period	105,014	—
Cash and cash equivalents as of end of the period	$102,060	$1,000

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$10,598	$—
Changes in Residential's accrued equity issuance costs	$1,242	$—
Changes in related party receivable from mortgage loan dispositions and repayments	$5,745	$—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as "inception." Our primary business is to provide asset management and certain corporate governance services to Altisource Residential Corporation, which we refer to as “Residential,” under a 15-year asset management agreement beginning December 21, 2012, which we refer to as the “Residential asset management agreement.” Residential is a Maryland corporation that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States. Subsequent to our separation from Altisource on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Residential is currently our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fees,” that gives us an increasing share of Residential's cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

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

On March 22, 2013, Residential entered into a master repurchase agreement, which we refer to as the “CS repurchase agreement,” with Credit Suisse First Boston Mortgage Capital LLC to finance the acquisition and ownership of residential mortgage loans and owned properties, which we refer to as "REO Properties." The maximum funding available to Residential under the CS repurchase agreement is $100.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The CS repurchase agreement matures on March 21, 2014 subject to extension by Residential for an additional 12 months.

On May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of $309.5 million. Residential has used the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement and for working capital.

On September 12, 2013, Residential entered into a Master Repurchase Agreement, which we refer to as the “DB repurchase agreement,” with Deutsche Bank AG, Cayman Islands Branch to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to Residential under the DB repurchase agreement is $125.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The DB repurchase agreement matures on March 11, 2016. After the first 18 months of the DB repurchase agreement, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On September 23, 2013, Residential entered into a Master Repurchase Agreement and Securities Contract, which we refer to as the “WF repurchase agreement,” with Wells Fargo Bank, National Association to finance the acquisition and ownership of residential mortgage loans and REO Properties. The maximum funding available to Residential under the WF repurchase agreement is $200.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The WF repurchase agreement matures on March 23, 2015, subject to extension by Residential for an additional 12 months.

Because we commenced operations on December 21, 2012, we have no comparable results for the three and nine months ended September 30, 2012. Accordingly, we have not included the comparative three and nine month periods from 2012 in our consolidated statement of operations. Additionally, because Residential's operating partnership was organized on June 7, 2012, our consolidated statement of cash flows and consolidated statement of stockholders' equity for the nine months ended September 30, 2012 do not include nine full months of operating activities.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as "U.S. GAAP." All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

2. Mortgage loans at fair value

Acquisitions

During the nine months ended September 30, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $122 million.

•
On August 6, 2013 and September 19, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $241 million.

•	On August 26, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $67 million.

•	On September 30, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $404 million.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

During the three and nine months ended September 30, 2013, Residential expensed $0.9 million and $1.3 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three and nine months ended September 30, 2013, Residential transferred 43 and 74 mortgage loans, respectively, at fair value based on broker price opinion (BPO) of $6.2 million and $10.6 million, respectively, to real estate owned.

Dispositions

During the three and nine months ended September 30, 2013, Residential disposed of 55 and 93 mortgage loans, respectively, primarily through short sales and foreclosure sales. As a result, Residential recorded $1.9 million and $4.0 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three and nine months ended September 30, 2013, Residential acquired 34 and 40 residential properties which are classified as real estate owned on our balance sheet, respectively. These REO Properties were acquired as part of the loan portfolio acquisitions described above and were converted to properties upon foreclosure of the mortgage loans prior to the acquisition closing date. The aggregate purchase price attributable to these properties was $5.9 million and $6.2 million, respectively.

Real estate held for sale

As of September 30, 2013, Residential classified 14 properties having carrying value of $1.1 million as real estate held for sale because it intends to sell properties which do not meet its residential rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have had no significant operations, and, therefore, we are not presenting discontinued operations related to these properties.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that Residential measures at fair value by level within the fair value hierarchy as of September 30, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$641,903
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$10,598
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$338,800	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because Residential did not own any mortgage loans or residential properties at that time. Additionally, there have been no transfers between levels for the three and nine months ended September 30, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of transfers of mortgage loans to real estate owned are estimated using broker price opinions. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to Residential currently in market for similar floating rate debt.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Mortgage loans
Beginning balance	$163,520	$—
Investment in mortgage loans	475,998	644,163
Net unrealized gain on mortgage loans	17,670	25,963
Net realized gain on mortgage loans	1,909	4,015
Mortgage loan payments	(999)	(2,616)
Mortgage loan dispositions	(9,996)	(19,024)
Transfer of mortgage loans to real estate owned	(6,199)	(10,598)
Ending balance	$641,903	$641,903

Net unrealized gain on mortgage loans held	$17,670	$25,963
Accumulated net unrealized gain on mortgage loans held	$25,963	$25,963

There was no corresponding activity for level 3 assets for the three and nine months ended September 30, 2012 because Residential did not own any such assets at that time.

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency as of September 30, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
Current	167	$19,953	$38,052	$32,599
30	33	3,113	6,605	5,147
60	21	3,401	5,731	5,249
90	1,013	162,127	284,243	239,480
Foreclosure	3,786	453,309	829,265	658,265
Mortgage loans	5,020	$641,903	$1,163,896	$940,740

Residential did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, home prices, alternate loan resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value of an asset. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of September 30, 2013:

Input	Range
Discount rate	15.0%
Annual change in home pricing index	-1.8% to 4.6%
Loan resolution probabilities — modification	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%
Loan resolution timelines	1 to 67 months
Value of underlying properties	$4,500 to $2.8 million

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because Residential did not own any such assets at that time.

5. Repurchase agreements

Residential's operating partnership has entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore we have concluded these are financing arrangements. As of September 30, 2013, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.08%. The following table sets forth data with respect to Residential's repurchase agreements as of September 30, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
Repurchase agreement due March 21, 2014	$100,000	$165,790	$87,916
Repurchase agreement due March 23, 2015	200,000	270,219	176,583
Repurchase agreement due March 11, 2016	125,000	130,833	74,301
	$425,000	$566,842	$338,800

Under the terms of the repurchase agreements, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender the mortgage assets or equity interests in its statutory trust subsidiaries that own the mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential's banking partners' ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

6. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire all of the common stock and voting rights of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company, which we refer to herein as “NewSource.” In addition, Residential entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. No amounts have been invested as of September 30, 2013 and therefore the commitments remain $2.0 million and $18.0 million, respectively, as of September 30, 2013.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

7. Related party transactions

During the nine months ended September 30, 2013, Residential acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64.4 million.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013	Counter-party	Consolidated Statements of Operations location
Residential rental property operating expenses	$138	$246	Altisource	Residential rental property operating expenses (paid by Residential)
Mortgage loan servicing costs	$2,134	$3,335	Ocwen	Mortgage loan servicing costs (paid by Residential)
Due diligence costs	$651	$1,004	Altisource	Related party general and administrative expenses
Sublease and related occupancy costs	$74	$153	Ocwen	Related party general and administrative expenses
Expense reimbursements	$1,307	$3,371	Residential	Net loss attributable to noncontrolling interest in consolidated affiliate (Residential)
Management incentive fee	$51	$51	Residential	Net loss attributable to noncontrolling interest in consolidated affiliate (Residential)

There were no corresponding related party transactions from March 15, 2012 (inception) to September 30, 2012.

8. Share-based payments

During the nine months ended September 30, 2013, we granted 32,197 shares of market-based restricted stock to certain members of executive management with weighted average grant date fair value per share of $63.98. Additionally, we granted 1,470 shares of stock pursuant to our 2012 Equity Incentive Plan with weighted average grant date fair value per share of $205.27. Of the 1,470 shares, 660 were issued in connection with our directors' service on the board from January 24, 2013 to our 2013 annual meeting of stockholders and the remaining 810 are expected to be issued for their service from the 2013 annual meeting to the 2014 annual meeting of stockholders. During the three months ended September 30, 2013, we granted no share-based payments. As of September 30, 2013, we had an aggregate of $15.0 million of total unrecognized share-based compensation costs which will be recognized over a weighted average remaining estimated term of 3.25 years.

9. Income taxes

We are domiciled in the United States Virgin Islands and under current United States Virgin Islands law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. As of February 1, 2013, we were granted status as an economic development company by the United States Virgin Islands Economic Development Commission. Under this designation, we receive tax benefits that allow for our taxable income to be taxed at an effective tax rate of 3.85%. For the three months ended March 31, 2013 we had future taxable income deductions (deferred tax assets) related to initial year expenditures including a cumulative net loss. We have recorded a valuation allowance equal to the resulting gross deferred tax asset because we have not generated income to date sufficient to conclude that any deferred tax asset is realizable.

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

As of September 30, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2012.

10. Earnings per share

Because we incurred a net loss attributable to common stockholders for the three and nine months ended September 30, 2013, basic and diluted earnings per share are equivalent for the periods. For the three and nine months ended September 30, 2013, there were 284,597 and 288,245 stock options, respectively, and 224,944 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive.

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

12. Subsequent events

On October 1, 2013, Residential completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. Residential has used a portion of the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans and to fund its investment in NewSource, as described below. Residential intends to use the remaining proceeds of this offering to purchase additional portfolios of mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement and for working capital.

On October 17, 2013, we invested $2.0 million to acquire all of the common stock and voting rights of NewSource. Concurrently, Residential invested $18.0 million in the non-voting preferred stock of NewSource.

On October 21, 2013, we consummated the remainder of Residential’s previously announced mortgage loan acquisitions. Residential purchased 1,100 first lien residential mortgage loans, substantially all of which are non-performing, having an aggregate market value of underlying properties of $298 million.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services to Residential under the Residential asset management agreement. On December 21, 2012, which we refer to as the “separation date,” we and Residential separated from Altisource and became independent publicly traded companies. Altisource contributed $100 million to Residential and $5 million to us and distributed Residential’s and our shares of common stock to the shareholders of Altisource. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

We have a capital light operating strategy and will consider using any future profits for share repurchases, although we have no current plans to repurchase shares. Residential is currently our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to “incentive management fees,” that give us an increasing share of Residential's cash flow available for distribution to its stockholders as Residential grows, as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

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

During the quarter we facilitated the acquisition of three portfolios of NPLs for Residential consisting of 3,817 loans with approximately $868 million of unpaid principal balance, or “UPB,” and $712 million of market value of underlying properties.

Operation of our business model

We believe Residential's business model provides it with operating capabilities that are difficult to replicate and positions it to capitalize on a substantial market opportunity. Our success will be dependent on our ability to acquire single-family properties for Residential at attractive acquisition prices, effectively and efficiently manage properties in Residential's rental portfolio and raise capital for Residential at accretive rates, which we believe will help it achieve its business objective of generating attractive risk-adjusted returns for its stockholders through dividends and capital appreciation and generate incentive management fees for us. As more fully described below, during the quarter or shortly thereafter we delivered on each of these objectives:

•
We facilitated the acquisition by Residential of portfolios of non-performing mortgage loans with a total of $1.21 billion in unpaid principle balances and $1.01 billion in market value of underlying properties that we believe meet Residential's return targets and other investment criteria. With the closing of these acquisitions, Residential's nonperforming loan portfolio totals 6,327 loans with $1.56 billion in unpaid principle balances, $1.27 billion in market value of the underlying properties and $851 million in book value.

•
We successfully facilitated Residential’s second accretive equity offering, raising approximately $350 million. We also facilitated Residential’s entry into two repurchase agreements adding $325 million in additional borrowing capacity for Residential at attractive rates. We expect that Residential’s remaining working capital will enable it to acquire additional loan portfolios with an aggregate underlying property value of approximately $1 billion if Residential is able to continue to employ similar leverage and achieve similar acquisition discounts as its prior acquisitions; and

•	We met our targets for Residential's loan resolution, renovation and leasing in line with the cost and return assumptions we used in Residential's business model.

Factors affecting our consolidated results

As described above, our operating results depend heavily on Residential's operating results. We expect Residential's operating results to be affected by various factors, many of which are beyond its control, including the following:

Acquisitions

Residential's and our operating results will depend heavily on sourcing sub-performing and non-performing loans. Our results will depend on Residential's success in growing its portfolio of assets. We believe that Residential can purchase residential mortgage loans at lower prices than REO properties for two reasons. First, sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. Second, we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties distributed across the United States. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with a growing supply, provide buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that Residential's residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that Residential agrees to acquire, Residential typically acquires fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. In the case of HUD-sponsored acquisitions, however, the HUD sales procedures place certain conditions on HUD’s ability to deliver loans at closing. In some cases, the number of loans that Residential does not acquire could be significant. For example, in the HUD-sponsored acquisition Residential consummated in August and September 2013, Residential acquired approximately 83% in UPB of the loans that it originally expected to acquire due to timing differences in HUD’s ability to obtain title to the loans being sold. In any case, where Residential does not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Conversions

We currently expect that a majority of Residential's acquired loans will be converted into rental property. As a result, we believe the key variables that will affect Residential's residential rental revenues over the long-term will be average occupancy and rental rates. We expect Residential's timeline to convert acquired loans into single-family rental properties will vary significantly by loan, which could result in variations in our revenue recognition and Residential's operating performance from period to period. There are a variety of factors that may inhibit Residential's ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of the valuation process we conduct for Residential. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Expenses

Our expenses consist of largely compensation expense and general and administrative expenses. Residential reimburses us for the costs we incurred for the services we perform for Residential based on the percentage of time spent for the benefit of Residential. Residential's expenses primarily will consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service Residential's acquired loans and advances of real estate taxes and other corporate advances. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties and include expenses that are either impacted by occupancy levels, such as Altisource's inspection, property preservation and renovation fees, property management fees and turnover costs, and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since Residential depreciates its properties on a straight-line basis over a fixed life. The interest expense consists of the costs to borrow money. The general and administrative expenses consist of those costs related to the general operation and overall administration of the business.

Resolution methodologies

Residential employs various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue Residential receives. We expect that a portion of Residential's sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property, or Residential may also consider selling these modified loans. We believe that a majority of these residential mortgage loans may enter into foreclosure or similar proceedings, ultimately becoming REO. REO property can be converted into single-family rental properties and added to Residential's portfolio if they meet its investment criteria, or they may be sold through REO liquidation. We expect the timelines for each of the different processes to vary significantly, and final resolution could take a significant amount of time from the loan acquisition date.

The exact nature of resolution will be dependent on a number of factors that are beyond Residential's control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that a rising interest rate environment would likely have a positive net effect on Residential’s operations. Rising interest rates would likely be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels. Even if Residential’s interest and operating expenses rise at the same rate as rents, its operating profit would still increase. Despite our beliefs, it is possible that the value of Residential’s real estate assets and its net income could decline in a rising interest rate environment to the extent that Residential’s real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although Residential generally intends to own as rental properties the assets it acquires upon foreclosure, Residential may determine to sell such assets if they do not meet its investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential's portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect Residential's results. Conversely, declining real estate prices are expected to negatively affect Residential's results.

Portfolio size

The size of Residential's investment portfolio will also be a key revenue driver. Generally, as the size of Residential's investment portfolio grows, the amount of revenue we expect Residential to generate will correspondingly increase. Increased revenues of Residential could potentially translate to increased earnings and payment of dividends by Residential to its stockholders, which would generate incentive management fees for us. A larger investment portfolio, however, will drive increased expenses including servicing fees to Ocwen, property management fees to Altisource and related fees payable to us. Residential may also incur additional interest expense to finance the purchase of its assets.

Current Portfolio

On February 14, 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 460 mortgage loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties. The portfolio was purchased from Ocwen and the mortgage loans were originated by an entity unrelated to Ocwen.

On March 21, 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 230 mortgage loans with approximately $56 million of UPB and approximately $39 million in aggregate market value of underlying properties. The portfolio was purchased from six separate trusts managed by Invesco Advisers, Inc. and the mortgage loans were originated by an entity unrelated to the sellers.

On April 5, 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 720 mortgage loans with approximately $172 million of UPB and approximately $122 million in aggregate market value of underlying properties. The portfolio was purchased from Protium Master Grantor Trust and the mortgage loans were originated by an entity unrelated to the seller.

In August and September 2013, Residential acquired from HUD and SerVertis, two separate portfolios of residential mortgage loans. The portfolios consisted of 2,270 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $392 million and an aggregate market value of underlying properties of approximately $308 million. The loans were originated by various entities related and unrelated to the respective sellers.

In September and October 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 2,647 mortgage loans with approximately $821 million of UPB and approximately $702 million in aggregate market value of underlying properties. The loans were originated by various entities related and unrelated to the seller.

Throughout this quarterly report, all UPB and market value amounts for the portfolios Residential has acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

We refer to the assets underlying Residential’s completed acquisitions through September 30, 2013 as Residential’s “Current Portfolio.” The assets underlying the acquisition Residential completed on October 21, 2013 are not included in this Current Portfolio.

As of September 30, 2013, Residential had 114 REO properties. The aggregate market value of these REO properties as of September 30, 2013 was approximately $19 million, or approximately 2% of the total market value of Residential’s Current Portfolio. As of September 30, 2013, five of these REO properties had been rented and were occupied by tenants and nine REO properties were currently in varying stages of lease preparation.

The remainder of Residential’s Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price for Residential’s Current Portfolio was 68% of the aggregate market value, as determined by the most recent broker price opinion (BPO) provided to Residential by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table below provides a summary of the residential mortgage loans in Residential’s Current Portfolio based on the respective UPB and respective values as of September 30, 2013 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	49	$4,042	$6,637	$5,479	147.0%
Alaska	1	129	197	195	101.0%
Arizona	114	16,553	26,131	21,517	141.0%

Arkansas	25	2,073	3,520	2,688	177.0%
California	637	166,506	256,407	230,889	126.0%
Colorado	64	9,695	12,737	12,581	109.0%
Connecticut	66	8,035	16,972	13,426	149.0%
Delaware	19	2,673	4,833	4,012	124.0%
Dist. of Columbia	10	2,538	3,320	3,762	133.0%
Florida	926	81,240	171,313	114,019	187.0%
Georgia	185	17,241	33,571	23,114	175.0%
Hawaii	14	3,055	6,101	5,566	114.0%
Idaho	10	1,055	1,616	1,436	119.0%
Illinois	249	24,833	54,118	37,789	179.0%
Indiana	185	14,157	22,897	19,291	138.0%
Iowa	3	142	286	208	145.0%
Kansas	8	547	892	754	135.0%
Kentucky	71	5,095	8,262	7,485	118.0%
Louisiana	11	1,238	2,024	2,123	121.0%
Maine	13	1,161	2,043	2,003	116.0%
Maryland	223	29,623	62,271	45,286	161.0%
Massachusetts	110	16,356	31,480	28,156	123.0%
Michigan	67	5,267	10,040	6,827	208.0%
Minnesota	23	2,410	4,353	3,265	147.0%
Mississippi	13	715	1,410	1,081	165.0%
Missouri	43	2,524	4,671	3,500	190.0%
Montana	2	258	365	361	108.0%
Nebraska	10	986	1,671	1,350	133.0%
Nevada	87	12,727	23,617	16,299	162.0%
New Hampshire	10	1,680	2,532	2,374	115.0%
New Jersey	278	37,438	88,027	64,428	163.0%
New Mexico	43	4,213	6,872	6,220	117.0%
New York	267	38,584	78,844	73,254	118.0%
North Carolina	117	11,765	18,775	15,644	140.0%
North Dakota	1	86	123	130	95.0%
Ohio	99	7,466	14,873	11,989	165.0%
Oklahoma	7	818	1,121	1,103	104.0%
Oregon	50	7,417	12,224	10,677	128.0%
Pennsylvania	177	17,382	30,637	25,769	144.0%
Puerto Rico	3	85	278	343	106.0%
Rhode Island	36	2,778	8,528	4,218	273.0%
South Carolina	128	10,945	18,092	14,694	143.0%
South Dakota	4	363	572	564	102.0%
Tennessee	52	5,444	8,462	7,437	128.0%
Texas	104	11,107	14,670	15,612	107.0%
Utah	97	13,754	19,877	18,353	115.0%
Vermont	5	488	903	922	102.0%
Virginia	32	5,634	8,938	8,538	114.0%
Washington	153	23,706	39,653	32,670	136.0%
West Virginia	1	42	67	60	112.0%
Wisconsin	118	7,834	16,073	11,279	195.0%
Total mortgage loans	5,020	$641,903	$1,163,896	$940,740	148.9%
_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's assets, please see Note 4 to our consolidated financial statements.

(2)
Market value is based on the most recent BPO provided to Residential by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we performed diligence on a representative sample of the properties in each of Residential's portfolios to confirm the accuracy of the BPOs provided by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

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

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business. This information should be considered in addition to, and not as a substitute for our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Revenues and net gain on investments:
Rental revenues	$6	$—	$—	$6
Net unrealized gain on mortgage loans	17,670	—	—	17,670
Net realized gain on mortgage loans	1,909	—	—	1,909
Incentive management fee	—	51	(51)	—
Expense reimbursements	—	1,307	(1,307)	—
Total revenues	19,585	1,358	(1,358)	19,585
Expenses:
Residential rental property operating expenses	191	—	—	191
Real estate depreciation and amortization	4	—	—	4
Mortgage loan servicing costs	2,154	—	—	2,154
Interest expense	467	—	—	467
General and administrative	1,190	3,915	—	5,105
Related party general and administrative	2,039	—	(1,358)	681
Total expenses	6,045	3,915	(1,358)	8,602
Other income	169	—	—	169
Net income (loss)	13,709	(2,557)	—	11,152
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(13,709)	(13,709)
Net income (loss) attributable to common stockholders	$13,709	$(2,557)	$(13,709)	$(2,557)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Revenues and net gain on investments:
Rental revenues	$6	$—	$—	$6
Net unrealized gain on mortgage loans	25,963	—	—	25,963
Net realized gain on mortgage loans	4,015	—	—	4,015
Expense reimbursements	—	3,371	(3,371)	—
Incentive management fees	—	51	(51)	—
Total rental revenues and net gain on investments	29,984	3,422	(3,422)	29,984
Expenses:
Residential rental property operating expenses	275	—	—	275
Real estate depreciation and amortization	4	—	—	4
Mortgage loan servicing costs	3,788	—	—	3,788
Interest expense	1,163	—	—	1,163
General and administrative	2,690	8,318	—	11,008
Related party general and administrative	4,474	—	(3,422)	1,052
Total expenses	12,394	8,318	(3,422)	17,290
Other income	362	—	—	362
Net income (loss)	17,952	(4,896)	—	13,056
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(17,952)	(17,952)
Net income (loss) attributable to common stockholders	$17,952	$(4,896)	$(17,952)	$(4,896)

Altisource Asset Management Corporation
Consolidating Balance Sheet
September 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate assets, net:
Land	$224	$—	$—	$224
Rental residential properties, net	1,128	—	—	1,128
Real estate owned	14,408	—	—	14,408
	15,760	—	—	15,760
Real estate assets held for sale	1,074	—	—	1,074
Mortgage loans	641,903	—	—	641,903
Cash and cash equivalents	98,252	3,808	—	102,060
Restricted cash	3,092	—	—	3,092
Related party receivables	6,272	590	(590)	6,272
Deferred leasing and financing costs, net	1,744	—	—	1,744
Prepaid expenses and other assets	911	584	—	1,495
Total assets	769,008	4,982	(590)	773,400
Liabilities:
Repurchase agreement	338,800	—	—	338,800
Accounts payable and accrued liabilities	2,408	1,320	—	3,728
Related party payables	2,746	141	(590)	2,297
Total liabilities	343,954	1,461	(590)	344,825
Commitments and contingencies
Equity:
Common stock	251	24	(251)	24
Additional paid-in capital	409,449	8,439	(409,449)	8,439
Retained earnings/(accumulated deficit)	15,354	(4,942)	(15,354)	(4,942)
Total stockholders' equity	425,054	3,521	(425,054)	3,521
Noncontrolling interest in consolidated affiliate	—	—	425,054	425,054
Total equity	425,054	3,521	—	428,575
Total liabilities and equity	$769,008	$4,982	$(590)	$773,400

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2012
(In thousands, unaudited)

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

Primary driver of our stand-alone operating results

As described above under “— Factors affecting our consolidated results,” our incentive management fees will be directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential's mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Residential will affect our ability to generate incentive management fees, which is our sole source of income other than the reimbursement of our expenses pursuant to the Residential asset management agreement. In the event Residential generates taxable income, our incentive management fees will provide us with an increasing share of Residential's cash available for distribution to its stockholders. If there is a decline in the cash distributable by Residential to its stockholders in any period, or if Residential is unable to make distributions to its stockholders in any period, the amount of our incentive management fees would be adversely affected.

Results of operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2013. There were no corresponding results for March 15, 2012 (inception) to September 30, 2012. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three and nine months ended September 30, 2013

Residential rental revenues

Residential generated a nominal amount of residential rental revenues for the three and nine months ended September 30, 2013. We expect Residential to generate increasing residential rental revenues for the remainder of 2013 upon renovating, listing and renting additional residential rental properties. Residential's residential rental revenues will be dependent primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be one to two years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Residential generated $17.7 million and $26.0 million of net unrealized gain on mortgage loans for the three and nine months ended September 30, 2013, respectively, which can be broken down into the following components:

•
First, Residential recognized $1.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, in unrealized gains driven by a material change in loan status. During the three and nine months ended September 30, 2013, Residential converted 43 and 74 loans to REO status, respectively. Upon conversion of these loans to REO, Residential marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•
Second, Residential accreted $15.9 million and $23.0 million in unrealized gains for the three and nine months ended September 30, 2013, respectively, relating to discounts and expenses which were priced into the acquisitions. These amounts represent the time value of money and servicing expenses incurred as a property proceeds through the foreclosure process. The judgment embedded in this value is the estimated time that it takes to foreclose on a loan in various jurisdictions.

Through Residential's acquisitions, its loan portfolio has grown from 1,332 loans at June 30, 2013 to 5,020 loans at September 30, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential generated $1.9 million and $4.0 million, respectively, of net realized gains on mortgage loans during the three and nine months ended September 30, 2013, respectively, from 55 and 93 loan dispositions, respectively, primarily through short sales and foreclosure sales.

Residential rental property operating expenses

Residential incurred $0.2 million and $0.3 million of rental property operating expenses for the three and nine months ended September 30, 2013, respectively. Residential expects to incur increasing residential rental property operating expenses in the remainder of 2013 upon converting its mortgage loans to, and owning, residential rental properties. Residential's residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred a nominal amount of real estate depreciation and amortization for both the three and nine months ended September 30, 2013. We expect Residential to incur increasing real estate depreciation and amortization in 2013 upon converting its mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Related party mortgage loan servicing costs

Residential incurred $2.2 million and $3.8 million of mortgage loan servicing costs primarily for advances of residential property insurance and servicer fees for the three and nine months ended September 30, 2013, respectively. We expect Residential to incur additional mortgage loan servicing costs in the remainder of 2013 to protect its investment in mortgage loans and to continue to service acquired loans. Generally the ownership of non-performing and sub-performing mortgage loans will require Residential to fund property insurance on the properties collateralizing its acquired mortgage loans to protect the underlying residential real estate. Therefore, Residential's loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred $0.5 million and $1.2 million of interest expense due to borrowings under its repurchase agreements for both the three and nine months ended September 30, 2013. We expect Residential to incur additional interest expense in the remainder of 2013 as its average financing levels increase to fund and leverage additional purchases and its ownership of non-performing and sub-performing loan portfolios. The interest rate on Residential's funding under the repurchase agreements is subject to changes in cost of funds. Cost of funds currently is at historically low levels and any increase in cost of funds will cause our contractual interest expense to increase.

General and administrative expenses

Residential and we incurred $5.1 million and $11.0 million of general and administrative expenses for the three and nine months ended September 30, 2013 primarily consisting of salaries and benefits, professional fees and acquisition costs.

Related party general and administrative expenses

Residential and we incurred $0.7 million and $1.1 million of related party general and administrative expenses for the three and nine months ended September 30, 2013 primarily consisting of due diligence costs related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

We have recorded $13.7 million and $18.0 million of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income for the three and nine months ended September 30, 2013, respectively, because although we consolidate Residential we have no ownership in Residential.

Incentive management fees and expense reimbursements

We generated incentive management fees of approximately $51,000 in connection with the cash dividend that Residential paid to its stockholders on September 30, 2013. Residential's dividend was approximately $2.5 million, or $0.10 per share of common stock. The incentive management fees have been eliminated under U.S. GAAP in consolidation for the three and nine months ended September 30, 2013. We generated $1.3 million and $3.4 million of expense reimbursements from Residential that also have been eliminated in consolidation for the three and nine months ended September 30, 2013, respectively. We generate incentive management fees to the extent Residential pays dividends to its shareholders. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Liquidity and capital resources

As of October 15, 2013, we had cash and cash equivalents of $3.8 million. We believe this cash is sufficient to fund our operations and our investment in NewSource since Residential has begun paying the incentive management fees to us as a result of paying cash dividends to its stockholders. Our only cash expenditures to date are leasehold improvements and general and administrative expenses. Residential's liquidity reflects its ability to meet its current obligations (including the purchase of residential mortgage loans, its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements), purchase additional portfolios of sub-performing and non-performing mortgage loans and make distributions to its stockholders. Residential generally needs to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential's ability to retain earnings and thereby replenish or increase capital to support its activities.

Residential expects its primary sources of liquidity to be proceeds from its investments and proceeds from borrowings and/or additional equity offerings.

Residential was initially funded with $100.0 million it received from Altisource in connection with its separation on December 21, 2012. In addition, on May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of approximately $309.5 million. Residential used a portion of the proceeds of the May 2013 offering to repay substantially all amounts then outstanding under the CS repurchase agreement. Subsequently, in August and September 2013, Residential used a portion of the net proceeds of the May 2013 offering to acquire the portfolios of loans it consummated in August and September 2013. See “—Current Portfolio.” In September 2013, Residential borrowed $74.3 million under the DB repurchase agreement to leverage the portfolios it acquired for cash in August and September and borrowed $87.5 million under the CS repurchase agreement that was previously repaid. These borrowings were made in order to leverage its portfolio and provide funds to complete the acquisition of the mortgage loans it acquired on September 30, 2013. Concurrently with the closing of the September 30, 2013 acquisition of loans, Residential also borrowed approximately $176.6 million under the WF repurchase agreement to partially fund its acquisition of loans.

On October 1, 2013, Residential completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. Residential used or intends to use the net proceeds of the offerings to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the Residential asset management agreement, fund its subscription agreement in NewSource and for working capital

To date, Residential has entered into three separate repurchase agreements as described above. The purpose of the repurchase agreements is to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available to Residential under the repurchase agreements is $425.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of October 15, 2013, Residential had $338.8 million of borrowings outstanding under the repurchase agreements. The obligations under the repurchase agreements are fully guaranteed by Residential. The initial CS repurchase agreement matures on March 21, 2013, the DB repurchase agreement matures on March 11, 2016 and the WF repurchase agreement matures on March 23, 2015, subject to extension by us for an additional 12 months. The DB repurchase agreement provides that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

Under the terms of the repurchase agreements, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender the mortgage assets or equity interests in its statutory trust subsidiaries that own the underlying mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential's banking partners' ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

Following consummation of Residential’s October 1, 2013 offering, its primary sources of liquidity will be proceeds from the offering, borrowings under its repurchase agreements, interest it receives from its portfolio of assets and cash generated from its operating results. Based on Residential’s current portfolio and leverage ratio, we believe that these sources of liquidity will be sufficient to enable Residential to meet anticipated short-term (one year or less) liquidity requirements, which include funding its current investment opportunities, paying expenses on its existing loan portfolio, funding distributions to Residential’s stockholders, paying fees to us under the Residential asset management agreement and general corporate expenses. To the extent Residential has significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, Residential may seek to obtain additional debt and/or equity financing.

We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to actively explore a variety of financing sources to support Residential’s and our growth, including, but not limited to, debt financing for Residential through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If Residential is unable to renew, replace or expand its sources of financing, Residential’s and our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine months ended September 30, 2013	March 15, 2012 (inception) to September 30, 2012	Change
Net cash used in operating activities	$(11,069)	$—	$(11,069)
Net cash used in investing activities	(636,185)	—	(636,185)
Net cash provided by financing activities	644,300	1,000	643,300
Total cash flows	$(2,954)	$1,000	$(3,954)

The change in net cash used in operating activities for the nine months ended September 30, 2013 by Residential and us consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of Residential's investments in non-performing and sub-performing loan portfolios, partly offset by proceeds from the disposition of loans. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities consisted primarily of Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of September 30, 2013.

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

Residential believes it has complies with and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ending December 31, 2013. Residential intends to elect REIT status upon the filing of its 2013 income tax return. Accordingly, Residential believes it will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of its REIT taxable income that is distributed to its shareholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential's net income and net cash available for distribution to its shareholders. However, Residential has been organized and operates in such a manner as to qualify for treatment as a REIT. Residential's taxable REIT subsidiary is subject to federal and state income taxes.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Residential does not separately accrue interest income. Carrying costs such as advances of insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential's investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, Residential considers the risk of nonperformance when determining fair value.
Our capital markets group determines the fair value of Residential's mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to Residential’s Investment Committee consisting of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and is used to continuously improve the model.
Real estate impairment

With respect to residential properties classified as held for use, Residential performs an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Residential properties, net

Upon the acquisition of real estate, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion or property appraisal. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential's initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Residential properties are classified either as held for use or held for sale. Residential properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. Actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

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

Item 3. Quantitative and qualitative disclosures about market risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that Residential is currently exposed to are real estate risk and interest rate risk. A substantial portion of Residential's investments are, and we expect will continue to be, comprised of non-performing loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause Residential to suffer losses which would result in fewer or no incentive management fees being earned by us.

Interest Rate Risk

Residential will be exposed to interest rate risk from its (a) acquisition and ownership of residential mortgage loans and (b) debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond Residential's control. Changes in interest rates may affect the fair value of the residential mortgage loans and real estate underlying Residential's portfolios as well as its financing interest rate expense.

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying Residential's portfolios. However, although we have not yet done so, we may undertake risk mitigation activities with respect to Residential's debt financing interest rate obligations. We expect that Residential's debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of Residential's financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates Residential pays on its debt.

These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose Residential to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect Residential from fluctuations in its financing interest rate obligations.

Residential currently borrows funds at variable rates using secured financings. At September 30, 2013, Residential had $338.8 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $338.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $3.4 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our risk factors since March 31, 2013. For information regarding our risk factors as of September 30, 2013, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our quarterly report on Form 10-Q for the first quarter of 2013 and the other risk factors discussed in our 2012 Form 10-K and Residential's quarterly report on Form 10-Q for the first quarter of 2013.

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

Altisource Asset Management Corporation
Date:	October 22, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer