Form 10-K
period 2013-12-31
Altisource Asset Management Corp
filed 2014-02-20
CIK 1555074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36063

Altisource Asset Management Corporation

(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 Strand Street

Frederiksted, United States Virgin Islands 00840-3531

(Address of principal executive office)

(340) 692-1055

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of exchange on which registered)
Common stock, par value $0.01 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None.

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $472.8 million, based on the closing share price as reported on the OTCQX on June 28, 2013 and the assumption that all directors and executive officers of the registrant and their families are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 13, 2014, 2,366,856 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

Altisource Asset Management Corporation

December  31, 2013

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Residential” refer to Altisource Residential Corporation, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Ocwen” refer to Ocwen Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this annual report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	residential’s ability to complete pending or future transactions;

•	our ability to retain Residential as a client;

•	the failure of Altisource and Ocwen to effectively perform their obligations under their agreements with us and Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise, except to the extent required by applicable laws. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements contained herein, please refer to the section “Item 1A. Risk Factors.”

ii

Part I

Item 1. Business.

Overview

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as “inception.” On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became a stand-alone publicly traded company through the contribution to us by Altisource of $5 million of equity capital and the distribution of our shares of common stock to the stockholders of Altisource. Our primary business is to provide asset management and certain corporate governance services to institutional investors. Our primary client currently is Altisource Residential Corporation, which we refer to as “Residential,” under a 15-year asset management agreement, which we refer to as the “asset management agreement.” Residential is a public REIT that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgage loans throughout the United States. Subsequent to our separation from Altisource on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

We have a capital light operating strategy with profits available for share repurchases and dividends. Initially, Residential is our primary source of revenue and will drive our potential future growth. The asset management agreement with Residential entitles us to incentive fees, which we refer to as our “incentive management fee,” that will give us a share of Residential’s cash flow available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential’s ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity (“VIE”) because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because, under the asset management agreement, we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements.

In addition to the services we provide to Residential, we provide management services to NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a Bermuda title insurance and reinsurance company. In October 2013, we invested $2.0 million in NewSource and received 100% of the common stock of NewSource, representing 2,000,000 shares. Simultaneously, Residential invested $18.0 million in NewSource and received 100% of the non-voting preferred stock of NewSource. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”).

Our Business Strategy

Our business strategy is to:

•	provide asset management services to Residential to generate a growing stream of cash available for distribution to its shareholders and thereby growing our earnings;

•	facilitate Residential’s generation of a steady, stable cash flow stream from its preferred investment in NewSource;

•	provide management services to NewSource and

•	develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

Our Expertise

Our senior management team includes individuals with decades of experience in the real estate, mortgage, housing and asset management markets. Throughout their careers, our executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. We have also internally developed a valuation model that uses proprietary historical data to evaluate and project the performance of residential mortgage loans.

Asset Management Agreement

Under our asset management agreement with Residential we are responsible for, among other duties: (1) performing and administering Residential’s day-to-day operations, (2) defining investment criteria in cooperation with Residential’s Board of Directors, (3) sourcing, analyzing and executing asset acquisitions for Residential, including its acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing sales of properties, (5) overseeing Ocwen’s servicing of Residential’s residential mortgage loan portfolios, (6) overseeing Altisource’s renovation, leasing and property management of Residential’s single-family rental properties , (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services. We provide Residential with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. Our management also has significant corporate governance experience that enables Residential to manage its business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services to any other party so long as Residential and its operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having investment objectives similar to those of Residential or its operating partnership, so long as our services to Residential and its operating partnership are not impaired thereby.

Incentive Management Fee

Under the asset management agreement with Residential, we earn quarterly incentive management fees as follows:

i.	2% of all cash available for distribution by Residential to its stockholders and to us as incentive management fees, which we refer to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of Residential’s common stock outstanding during the quarter), which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then

ii.	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.193, then

iii.	25% of all additional available cash for distribution by Residential for the quarter until the quarterly per share distribution amount exceeds $0.257, and thereafter

iv.	50% of all additional available cash for distribution by Residential for the quarter;

in each case set forth in clauses (i) through (iv), as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend.

Residential will distribute any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

We believe that our incentive management fee arrangement with Residential aligns our interests with Residential’s stockholders. Unlike incentive fee structures that pay the asset manager fees based on net assets under management or market capitalization, we only earn incentive fees in respect of the amount of Residential’s cash available for distribution to its stockholders.

Expense Reimbursement

Pursuant to the asset management agreement, we are reimbursed by Residential on a monthly basis for the (i) direct and indirect expenses we incur or payments we make on Residential’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all our employees and staff for activities they conduct for Residential and (ii) all other reasonable operating and overhead expenses we incur related to the asset management services we provide to Residential. We are not reimbursed by Residential for any compensation paid to William C. Erbey for his role as our Chairman.

Termination

Residential may not terminate the asset management agreement without cause during the first 24 months of its term. Following such 24-month period, Residential may terminate the asset management agreement without cause upon the determination of at least two-thirds of its independent directors that (i) there has been unsatisfactory performance by us that is materially detrimental to Residential, or (ii) the compensation payable to us under the asset management agreement is unreasonable, unless we agree to amend our compensation by an amount or in a manner that at least two-thirds of Residential’s independent directors determine is reasonable.

We may terminate the asset management agreement without cause by providing written notice to Residential no later than 180 days prior to December 21 of any year during the initial term or a renewal term, and the asset management agreement will terminate on the December 21 following the delivery of such notice.

Residential will be required to pay us a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by Residential without cause, (ii) a termination by us as a result of Residential’s becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by us if Residential defaults in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by us during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Residential’s Business Strategy

Overview

We believe that Residential’s business model provides it with operating capabilities that are difficult to replicate and positions it to capitalize on substantial market opportunities. Specifically, we believe that Residential’s differentiated acquisition strategy which is focused on acquiring sub-performing and non-performing mortgage loans, provides it with multifaceted loan resolution methodologies through Ocwen and access to an established, nationwide renovation and property management infrastructure. We believe this provides Residential with multiple avenues of value creation that will help it to achieve its business objective of generating attractive risk-adjusted returns for its stockholders primarily through dividends and secondarily through capital appreciation.

Acquisition Strategy

We expect that Residential will continue to acquire single-family rental properties primarily through the acquisition of sub-performing and non-performing loan portfolios. Based on the experience of our management team, we believe that this distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•	we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels resulting in a relatively lower cost to ultimately acquire single-family rental properties; and

•	we believe that Residential will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Multifaceted Loan Resolution Methodologies

We believe that Residential’s 15-year servicing agreement with Ocwen will allow Residential to acquire a high volume of non-performing mortgage loans due to Ocwen’s established distressed mortgage loan servicing techniques and platforms. Through the relationship with Ocwen, Residential employs various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we intend to focus on (1) converting a portion of Residential’s sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for Residential. We believe modification followed by refinancing or sale generates near-term cash flows for Residential, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes. We expect a majority of Residential’s residential mortgage loans will enter into foreclosure, ultimately becoming REO that it can convert into single-family rental properties which we believe will generate long-term returns for Residential’s stockholders. If an REO property does not meet Residential’s rental investment criteria , we expect Residential to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that the optionality provided by this multifaceted resolution approach will enable Residential to bid on large portfolios in an effective manner as all loans may not be amenable to a single resolution strategy.

Established Nationwide Property Management Infrastructure

We believe that Residential’s 15-year master services agreement with Altisource will allow Residential to operate and manage single-family rental properties with efficiency and predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure consisting of technology, standardized and centrally managed processes. It also has a global back office organization that qualifies vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services throughout the United States, which we believe provides Residential with the following competitive advantages:

•	the management of single-family rental properties using Altisource’s nationwide vendor network is not dependent upon scale; accordingly, unlike many of Residential’s competitors, it does not require a critical size of single-family rental properties in a geographic area to attain operating efficiencies;

•	sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; because of Residential’s arrangement with Altisource, we believe it is positioned to bid effectively on portfolios with large geographic dispersion;

•	Altisource’s rental marketing strategy is specifically designed to advertise listings across popular industry-focused websites, utilizing their high organic and paid search rankings to generate large volumes of prospective tenants;

•	Residential’s contracted relationships with nationwide manufacturers and material suppliers, negotiated by Altisource, enable the ordering and delivery management of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•	Altisource has developed a proprietary inspection and estimating application utilized by third-party inspection vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, enabling more accurate forecasting of long term maintenance requirements; and

•	Altisource’s ongoing tenant management services are coordinated through an internal “24x7” customer service center.

The following illustration provides the structure of the services provided by us under the asset management agreement, Altisource under the master services agreement and Ocwen under the servicing agreement:

Although the Ocwen servicing agreement and Altisource master services agreement are not exclusive arrangements, we believe that these relationships provide Residential with significant competitive advantages with respect to acquiring and maintaining sub-performing and non-performing loans and single-family rental properties. We expect Residential to hold single-family rental property assets over the long-term with a focus on developing brand and franchise value. We also believe that the forecasted growth for the single-family rental marketplace, in combination with our projected asset management and acquisition costs for Residential and its ability to acquire assets nationwide, provides Residential with a significant opportunity to establish it as a leading, externally-managed residential REIT.

Residential’s Current Portfolio

In its first year of operations, we advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

On February 14, 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 460 mortgage loans with approximately $121 million of unpaid principal balance, or “UPB,” and approximately $94 million in aggregate market value of underlying properties. The portfolio was purchased from Ocwen, and the mortgage loans were originated by an entity unrelated to the seller.

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

On August 26, 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 292 mortgage loans with approximately $82 million of UPB and approximately $67 million in aggregate market value of underlying properties. The portfolio was purchased from several separate trusts managed by Servertis REO, LLC, and the mortgage loans were originated by entities unrelated to the seller.

In August and September 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 1,978 residential mortgage loans with approximately $310 million in UPB and approximately $241 million in aggregate market value of underlying properties. The portfolio was acquired from the U.S. Department of Housing and Urban Development, which we refer to as “HUD,” and the mortgage loans were originated by various entities unrelated to the seller.

In September and October 2013, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 2,647 mortgage loans with approximately $821 million of UPB and approximately $702 million in aggregate market value of underlying properties. The portfolio was purchased from Bank of America, National Association and certain of its affiliated entities and the mortgage loans were originated by various entities related and unrelated to the sellers.

In November 2013, Residential agreed in principle to acquire a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of approximately 6,500 mortgage loans with approximately $1.92 billion of UPB and approximately $1.54 billion in aggregate market value of underlying properties. On December 24, Residential completed the first closing under this agreement, consisting of 2,204 mortgage loans, substantially all of which were non-performing, with approximately $657 million of UPB and approximately $530 million in aggregate market value of underlying properties. On January 31, 2014, Residential purchased the remaining loans under this agreement, consisting of 3,421 mortgage loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties. The portfolio was purchased from Bank of America, National Association and certain of its affiliated entities, and the mortgage loans were originated by various entities related and unrelated to the sellers.

On December 31, 2013, Residential executed an agreement to acquire a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 650 mortgage loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties. Pursuant to the terms of the agreement, the acquisition was completed on January 2, 2014, the payment date for the transaction. The portfolio was purchased from several affiliates of Bayview Loan Servicing, LLC, and the mortgage loans were originated by entities both related and unrelated to the sellers.

In December 2013, Residential agreed to acquire from HUD a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 164 mortgage loans with approximately $19 million of UPB and approximately $18 million in aggregate market value of underlying properties for an aggregate purchase price of approximately $11 million. In accordance with HUD’s requirement that its sales settle in two separate closings, Residential consummated the first closing of this transaction on January 28, 2014, consisting of 66 mortgage loans with $7 million of UPB and $7 million in aggregate market value of underlying properties. We expect Residential to close the remaining portion of the HUD portfolio in the first quarter of 2014. There can be no assurance that Residential will acquire the remainder of the HUD portfolio in whole or in part on a timely basis or at all.

Throughout this annual report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions through December 31, 2013 as Residential’s “Current Portfolio.” The assets underlying Residential’s pending acquisitions and the acquisitions it completed after December 31, 2013 are not included in Residential’s Current Portfolio.

Residential’s mortgage loans become REO properties when it has obtained title to the property through completion of the foreclosure process. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of December 31, 2013, Residential had 262 REO properties. The aggregate fair value of these 262 REO properties as of December 31, 2013 was approximately $37.1 million, or less than 3% of the total fair value of its Current Portfolio.

As of December 31, 2013, 14 of Residential’s 262 REO properties had been rented and were occupied by tenants, 11 were being listed for rent and 18 were in varying stages of lease preparation. With respect to the remaining 219 REO properties, we were in the process of determining whether 203 of these properties meet Residential’s rental profile, and 16 were being held for sale. If the REO property meets Residential’s rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential’s rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The remainder of Residential’s Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price of Residential’s Current Portfolio for acquisitions completed through December 31, 2013 was 67.9% of the aggregate market value, as determined by the most recent broker price opinion (BPO) provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table and chart below do not include the 4,137 mortgage loans that Residential acquired from Bayview, HUD and Bank of America subsequent to December 31, 2013 with an aggregate of $1.1 billion in UPB and aggregate of $892 million of market value of underlying properties. The following table sets forth a summary of the residential mortgage loans in Residential’s Current Portfolio as of December 31, 2013 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	56	$4,994	$8,100	$6,678	226.1%
Alaska	1	132	197	185	106.3%
Arizona	177	30,738	47,552	38,541	137.1%
Arkansas	44	3,266	5,517	4,568	147.2%
California	1,270	384,956	561,761	507,276	125.4%
Colorado	69	11,273	14,911	14,272	113.5%
Connecticut	73	9,604	20,186	16,351	148.7%
Delaware	32	4,441	7,360	6,320	127.7%
Dist. of Columbia	25	5,687	7,555	8,102	109.8%
Florida	1,342	150,246	297,037	208,875	163.5%
Georgia	263	25,487	46,239	33,700	156.7%
Hawaii	31	8,186	14,457	14,282	106.3%
Idaho	22	2,769	4,239	3,662	125.0%
Illinois	381	40,988	88,529	63,253	186.1%
Indiana	203	15,843	25,897	22,281	130.5%
Iowa	4	203	364	280	137.0%
Kansas	21	1,542	2,254	1,941	127.3%
Kentucky	83	6,815	10,476	9,640	115.9%
Louisiana	13	1,493	2,329	2,551	103.5%
Maine	17	2,070	3,397	3,457	106.2%
Maryland	344	47,332	95,584	70,316	154.2%
Massachusetts	196	29,576	52,941	47,041	123.7%
Michigan	108	10,594	17,715	13,760	178.4%
Minnesota	63	7,892	13,116	10,525	139.6%
Mississippi	21	1,609	2,668	2,266	136.4%
Missouri	76	4,358	8,716	6,376	183.9%
Montana	4	455	711	650	115.5%
Nebraska	9	838	1,461	1,144	135.0%
Nevada	154	22,953	42,866	28,815	170.8%
New Hampshire	15	1,927	3,505	3,114	122.9%
New Jersey	578	78,340	186,523	136,847	162.3%
New Mexico	81	6,493	12,041	10,077	128.5%

New York	419	68,644	140,870	128,050	125.9%
North Carolina	268	25,070	39,866	33,356	132.8%
North Dakota	1	97	123	138	89.5%
Ohio	108	9,605	16,610	14,642	128.6%
Oklahoma	12	1,598	2,558	2,341	113.6%
Oregon	69	10,269	17,904	15,577	124.6%
Pennsylvania	260	25,633	44,631	37,399	133.3%
Puerto Rico	2	97	224	267	114.2%
Rhode Island	76	5,667	18,324	9,088	236.5%
South Carolina	191	15,929	27,773	22,385	138.4%
South Dakota	4	344	579	525	111.1%
Tennessee	73	7,890	11,593	10,686	121.5%
Texas	190	20,618	26,119	27,727	102.4%
Utah	111	17,159	23,920	22,379	112.3%
Vermont	6	603	1,103	1,095	104.6%
Virginia	58	11,124	17,408	15,964	118.3%
Washington	284	51,732	80,527	70,518	126.6%
West Virginia	3	204	354	289	144.1%
Wisconsin	143	11,780	22,918	17,325	163.1%

Total	8,054	$1,207,163	$2,099,608	$1,726,897	142.4%

(1)	The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 5 to our consolidated financial statements.
(2)	Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we have performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.
(3)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

As set forth in the chart below, approximately 96% of the residential mortgage loans in Residential’s Current Portfolio were 60 days or more delinquent as of their respective cut-off dates.

The geographic distribution of the residential mortgage loans in Residential’s Current Portfolio is illustrated below. We have provided the loan count and the aggregate UPB as of the respective cut-off dates for the loans located in the 15 states with the highest concentration of loans. As of December 31, 2013, Residential also had 1,723 loans (21.6% of our Current Portfolio), with an aggregate UPB of $320.7 million (15.3% of our Current Portfolio) as of the respective cut-off dates, dispersed among 34 other states, one territory and the District of Columbia.

Residential’s Strengths

Relationship with Ocwen and Proven Loan Resolution Methodologies

We intend to capitalize on the servicing capabilities of Ocwen, which we view as superior relative to other servicers in terms of cost, management experience, technology infrastructure and platform scalability. Ocwen services Residential’s acquired residential mortgage loan portfolios in accordance with the terms of their servicing agreement with Residential. Ocwen’s servicing approach is focused on the psychological principles influencing borrower behavior and uses non-linear optimization models for deciding the best resolution for a loan. Ocwen’s use of artificial intelligence and dialogue engines seeks to remove variability and human error from the process and provides scalability. Ocwen is a leader in its ability to convert loans that are 90 days or more past due to current status. Ocwen has successfully grown its servicing portfolio to approximately $435 billion as of September 30, 2013.

Importantly, by using Ocwen’s servicing platform to modify as many loans as possible, we believe that more families may remain in their homes because of our efforts.

Relationship with Altisource and its Nationwide Property Management Infrastructure

We believe that Residential is strategically positioned to operate single-family rental properties across the United States at an attractive cost structure, largely due to Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States.

In 2013, Altisource completed an average of more than 170,000 inspection, maintenance and repair orders per month. This infrastructure has been developed over many years at a significant cost that we believe would be difficult and expensive to replicate. We believe Residential’s existing relationship with Altisource gives it a distinct advantage as it allows us to bid on large attractive portfolios regardless of geography at an attractive cost structure.

Other Services Provided by Altisource

In addition to the Ocwen servicing agreement and the Altisource master services agreement, Residential also has a trademark license agreement with Altisource that provides it with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” Residential also has a support services agreement with Altisource to provide services to it in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance. We believe these support, technology and intellectual property agreements provide Residential with the ability to grow its business while enabling Residential to rely on the corporate infrastructure and name recognition that have been established by Altisource over many years.

Residential’s Investment Process

The underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate Residential’s resolution timelines using combination of proprietary data and advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws, and enforceability of liens among other factors.

The following graphic outlines the process for assessing sub-performing and non-performing portfolio investment opportunities:

Residential’s Financing Strategy

Residential intends to continue to finance its investments with leverage, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential’s financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to facilitate Residential’s equity capital raising activities through public or private offerings of Residential’s debt or equity securities, depending upon market conditions. For additional information on Residential’s financing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment Committee and Investment Policy

We conduct substantially all of the investment activities on behalf of Residential pursuant to the asset management agreement. Residential’s principal objective is to generate attractive risk-adjusted returns for its stockholders over the long-term through dividends and capital appreciation.

Residential’s Board of Directors has adopted a broad investment policy designed to facilitate our management of Residential’s capital and assets and our maintenance of an investment portfolio profile that meets Residential’s objectives. We report to Residential’s investment committee, whose role is to act in accordance with the investment policy and guidelines approved by Residential’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provides that we can facilitate Residential’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate owned assets. We are also authorized, on behalf of Residential, to offer leases on acquired single-family residential real estate. The investment policy may be modified by Residential’s Board of Directors without the approval of our stockholders.

The objective of Residential’s investment policy is to oversee our efforts to achieve a return on assets consistent with Residential’s business objective and to maintain adequate liquidity to meet Residential’s financial covenants and regular cash requirements.

Any purchase of non-performing or sub-performing residential mortgage loans will be analyzed by our capital markets group on behalf of Residential and presented in written form to Residential’s investment committee for approval prior to purchase.

The investment committee is authorized to approve the financing of Residential’s investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. We are also permitted to hedge Residential’s interest rate exposure on its financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from Residential’s investment committee.

Investment Committee Approval of Counterparties

Residential’s investment committee is authorized to consider and approve, based on our recommendations:

•	the financial soundness of institutions with which Residential plans to transact business and recommendations with respect thereto;

•	Residential’s risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and

•	investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of Residential’s investment committee are subject to the following guidelines, which we must follow in making recommendations to the investment committee:

•	no investment will be made that would cause Residential or any of its subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause Residential to be required to register as an investment company under the Investment Company Act of 1940; and

•	until appropriate investments can be identified, Residential may invest available cash in interest-bearing and short-term investments that are consistent with (a) Residential’s intention to qualify as a REIT and (b) Residential’s exemption from registration as an investment company under the Investment Company Act of 1940.

Broad Investment Policy Risks

Residential’s investment policy is very broad and, therefore, its investment committee and we have great latitude in determining the types of assets that are proper investments for Residential, as well as the individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Residential’s Board of Directors will periodically review its investment policy and its investment portfolio but will not review or approve each proposed investment made by us unless it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, Residential’s Board of Directors will rely primarily on information provided to it by us. Furthermore, we may use complex strategies. Transactions entered into by us on behalf of Residential may be costly, difficult or impossible to unwind by the time they are reviewed by Residential’s Board of Directors. Changes in Residential’s investment strategy, investment policy and targeted asset classes may increase its exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect Residential and, in turn, could adversely affect the incentive management fees we earn under our asset management agreement.

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million in 100% of the voting common stock of NewSource. Residential simultaneously entered into a subscription agreement to invest $18.0 million to acquire non-voting preferred stock of NewSource. On October 17, 2013, we and Residential invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). We believe that NewSource will be able to operate for the foreseeable future without any additional capital investments by Residential or us. Once fully operational, we expect NewSource to generate a stream of title insurance and reinsurance premiums sourced by Altisource through its relationships with Ocwen and Lenders One, a national alliance of leading community mortgage bankers, correspondent lenders and suppliers of mortgage products and services. We believe that the title insurance and reinsurance business, especially when a minimal amount of sales commissions are paid by the insurer, has the potential to be profitable.

NewSource intends to retain Altisource under a long-term Title Insurance Services Agreement to provide a wide range of technical underwriting services that will allow NewSource to evaluate title risk in a timely and cost effective manner. Altisource will receive a performance fee of 90% of the net income of NewSource after NewSource pays a preferred dividend of 12% to Residential. The remaining 10% will be retained by NewSource to fund ongoing operations and for general corporate purposes. Additionally, on November 18, 2013, NewSource entered into a management agreement with us to provide asset management and corporate governance services and in November 2013, NewSource entered into a management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations. This will enable NewSource to avoid the cost of having any permanent employees.

Employees

As of December 31, 2013, we had seven full time employees. Our executive officers are also officers of Residential.

Service Providers

We have entered into a support services agreement with Altisource, which we refer to as the “Altisource support services agreements,” to provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. In addition, we have entered into trademark license agreements with Altisource that provides us with non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also entered into a technology services agreement with Altisource pursuant to which Altisource provides us with technology support services for network management and telephony. In December 2013, we entered into a support services agreement with Ocwen, under which Ocwen provides us with services in seeking portfolios of sub-performing and non-performing loans for our clients, including Residential, and provides us with related analytical and administrative services.

Our Competition

We are in a highly competitive market and are competing with other asset managers. Our competitors may have greater resources, more personnel, more clients, more sources of revenue and more capital than we do. Our clients may not perform as well as the clients of our competitors. Some of our competitors’ clients may have significant amounts of capital, lower cost of capital or access to funding sources not available to our client. Additionally, our competitors and competitors’ clients may have higher risk tolerances or may be willing to accept lower returns on investment. Some of our competitors may have better expertise or be regarded by potential clients as having better expertise to specific assets.

Residential’s Competition

Residential faces competition from various sources for the acquisition of sub-performing and non-performing residential mortgage loans. Its competition includes other REITs, hedge funds, private equity funds, partnerships and developers. To effectively compete, Residential will rely upon our management team and their substantial industry expertise which we believe provides Residential with a competitive advantage and helps it assess the investment risks and determine appropriate pricing. We expect Residential’s integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable it to compete more effectively for attractive investment opportunities. Furthermore, we believe that Residential’s access to Ocwen’s servicing expertise helps it maximize the value of its loan portfolios and provides it with a competitive advantage over other companies with a similar focus. We also believe that Residential’s relationship with Altisource and access to its nationwide vendor network will enable it to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States. However, we cannot assure you that Residential will be able to achieve its business goals or expectations due to the competitive, pricing and other risks that it faces. Residential’s competitors may have greater resources and access to capital and higher risk tolerances than it has, may be able to pay higher prices for sub-performing and non-performing residential mortgage loans than it can or may be willing to accept lower returns on investment. As the inventory of available sub-performing and non-performing residential mortgage loans and REO will fluctuate, the competition for assets and financing may increase.

Residential also faces significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Residential will rely upon the ability of our management team to effectively supervise Altisource’s renovation, yield management, REO selection process and property management services on its acquired properties. We believe Altisource’s established nationwide vendor network and use of proprietary technology will provide Residential with a competitive advantage by allowing it to operate with an attractive cost structure and thereby generate attractive returns. Despite these efforts, some of Residential’s competitors’ single-family rental properties may be of better quality, or in more desirable locations than its properties or have leasing terms more favorable than it offers. In addition, Residential’s ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that Residential will be successful in acquiring or managing single-family rental properties that satisfy its return objectives.

Environmental Matters

As an owner of real estate, Residential is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at its properties. We are tasked with monitoring these laws, regulations and ordinances for Residential. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at Residential’s properties also may expose it to third-party liability for personal injury or property damage or adversely affect Residential’s ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Government Approval

Outside of routine business filings, we do not believe it is necessary to obtain any government approval to operate our business.

Governmental Regulations

We do not believe there are any governmental regulations that will materially affect the conduct of our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act,” and we are eligible to avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act,” and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission which we refer to as the “SEC.” These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

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

Risks Related to Our Business

We have a limited operating history. If we are unable to implement our business strategy as planned, we will be materially and adversely affected.

We recently commenced operations, and our business model is relatively untested. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period. In addition, we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will become profitable, or if it becomes profitable, that it will be sustainable. The earnings potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

The success of our business is dependent on Residential and its ongoing access to sufficient and cost-effective sources of capital.

Residential recently commenced operations and may require additional working capital to implement its investment strategies. Residential may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out its business plan over the long-term. We will have significant responsibilities in advising Residential on its capital raising activities. Our success is dependent on Residential’s ability to obtain such capital. Residential utilizes various sources of liquidity including without limitation accessing the capital markets to issue debt or equity securities, engaging in collateralized or other borrowings including repurchase agreements and warehouse facilities from third party banks or entering into securitization transactions, all or any of which may not be available or have terms that are not cost-effective, therefore having an adverse impact on Residential’s financial performance. Residential currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on Residential for incentive management fees.

The asset management business is intensely competitive.

The asset management business is intensely competitive, driven by a variety of factors including asset performance, the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of other asset managers. A number of factors serve to increase our competitive risks:

•	a number of our competitors may have greater financial, technical, marketing and other resources and more personnel than we do;

•	our clients may not perform as well as the clients of our competitors;

•	several of our competitors and their clients have significant amounts of capital and many of them have similar management objectives to ours which may create additional competition for management opportunities;

•	some of these competitors’ clients may also have a lower cost of capital and access to funding sources that are not available to our clients which may create competitive disadvantages for us with respect to funding opportunities;

•	some of our competitors’ clients may have higher risk tolerances, different risk assessments or lower return thresholds which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to advise their clients to bid more aggressively than our clients for assets on which we would advise our clients to bid;

•	there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into the asset management business is expected to continue to result in increased competition;

•	some of our competitors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets and

•	other industry participants will from time to time seek to recruit members of our management team and other employees away from us.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation date.

We are directly subject to reporting and other obligations under the Exchange Act. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We have and expect to incur additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal controls over financial reporting and will require a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The reduced disclosure requirements applicable to us as an “emerging growth company” or a “smaller reporting company” may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act of 2012, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We may remain an “emerging growth company” for up to five full fiscal years following our separation. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company or smaller reporting company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

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

The domestic and international credit markets continue to be unpredictable. In the event that we need additional capital for our business, we may have a difficult time obtaining it and/or the terms upon which we can obtain it would have an adverse impact on our financial performance.

Our business could be significantly impacted if we suffer failure or disruptions of our information systems.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day activities, most services of which are provided through Altisource. Thus, our business requires the continued operation of Altisource’s sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, loss, system malfunction and other events which are beyond our control. Systems interruptions could reduce our ability to provide our services and could have an adverse effect on our operations and financial performance.

Failure to retain the tax benefits provided by the United States Virgin Islands would adversely affect our financial performance.

We are incorporated under the laws of the United States Virgin Islands and are headquartered in Frederiksted, in the United States Virgin Islands. The United States Virgin Islands has an Economic Development Commission, which we refer to as the “EDC,” that provides benefits, which we refer to as “EDC Benefits,” to certain qualified businesses in Frederiksted that enable us to avail ourselves of significant tax benefits for a thirty year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% credit on our taxes so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local, territorial or United States Virgin Islands taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.

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

United States persons who, directly or indirectly or through attribution rules, own 10% or more of our shares which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, which we refer to as “CFC,” rules. Under the CFC rules, each United States 10% shareholder must annually include his pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. With respect to all other revenues, we will be treated as a CFC only if United States 10% shareholders collectively own more than 50% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our ordinary shares among holders will generally prevent shareholders who acquire shares from being United States 10% shareholders. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax adviser concerning the CFC rules.

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

Risks to Us Related to Residential’s Business Risks and Operating Performance

Initially, Residential is our primary source of revenue and will drive our potential future growth. Any risk associated with Residential’s business that would adversely affect its ability to generate revenue and pay distributions to its shareholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the incentive management fees paid to us as a percentage of Residential’s cash available for distribution to its shareholders. Any risk that ultimately adversely affects Residential would adversely affect the revenues we can generate, as well as our results of operations and financial condition. The risks related to Residential’s business are provided below.

Residential has a limited operating history. If Residential is unable to implement its business strategy as planned, it will be materially and adversely affected.

Residential recently commenced operations and its business model is relatively untested. Businesses like Residential’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict Residential’s results of operations, financial condition and cash flows that would be generated in incentive management fees. Residential generated a nominal amount of residential rental revenue for the year ended December 31, 2013. Residential’s results for prior periods are not necessarily indicative of its results for any future period. In addition, we may not have sufficient additional capital to implement our business model. Moreover, we expect that it will take time to determine success from Residential’s loan resolution efforts and it could take as long as 24 months, and in some cases longer, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if Residential is not able to generate sufficient cash flows from its loan modification and refinancing or other activities, it may not have cash available for distribution to its stockholders for an extended period of time, which would limit or prevent us from earning incentive management fees. There can be no assurance that Residential’s business will remain profitable or that its profitability will be sustainable. The earnings potential of Residential’s business is unproven, and its limited operating history makes it difficult to evaluate its prospects. Residential may not be able to implement its business strategy as planned, which could materially and adversely affect both Residential and us.

Residential is an early entrant in an emerging industry, and the long-term viability of its investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the single-family rental property investment strategy on an institutional scale has not yet been proven. As an early entrant in this emerging industry, Residential is subject to the risk that single-family rental properties may not prove to be a viable long-term investment strategy for a permanent capital vehicle on an institutional scale. If it turns out that this investment strategy is not a viable one, Residential would be materially and adversely affected and may not be able to sustain the growth of its assets and operations that it seeks, which could materially and adversely affect our results of operations and financial condition.

Residential may not be able to successfully operate its business or generate sufficient operating cash flows to make or sustain distributions to its stockholders.

There can be no assurance that Residential will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Residential’s ability to make or sustain distributions to its stockholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms, the success of its loan resolution efforts, the ability of borrowers to refinance its loans with other lenders, its ability to sell modified loans on favorable terms, the length of time required to convert a distressed loan into a single-family rental property, the level and expected movement of home prices, the occupancy rates and rent levels of properties, the restoration, maintenance, marketing and other operating costs, the level and volatility of interest rates, the availability of short-term and long-term financing on favorable terms, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that Residential will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Residential’s investment strategy. This could, in turn, materially and adversely affect our results of operations and financial condition

A significant portion of the residential mortgage loans that Residential acquires are, or may become, sub-performing or non-performing loans, which increases its risk of loss.

Residential acquires distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios Residential purchases, it also may acquire performing loans that are or subsequently become sub-performing or non-performing. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Even though Residential typically pays less than the amount owed on these loans to acquire them, if actual results are different from its assumptions in determining the price for such loans, it may incur significant losses. There are no limits on the percentage of sub-performing or non-performing loans Residential may hold. Any loss Residential incurs may be significant and could materially and adversely affect it, which could materially and adversely affect our results of operations and financial condition.

Many of Residential’s assets may be illiquid, and this lack of liquidity could significantly impede its ability to vary its portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if it is required to dispose of them.

The distressed residential mortgage loans Residential acquires are generally illiquid. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof, which could materially and adversely affect our results of operations and financial condition.

Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the supply of, value of and the returns on sub-performing and non-performing loans.

Residential’s business model is dependent on the acquisition of a steady supply of sub-performing and nonperforming loans, the success of its loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. The number of sub-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration or “FHA” and the Federal Deposit Insurance Corporation or “FDIC” has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program or “HAMP”, which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program or “H4H Program”, which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions including possible amendments to the bankruptcy laws which result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, Residential's portfolio of sub-performing and non-performing loans.

Other governmental actions may affect Residential’s business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or the “DOJ,” HUD, State Attorneys General, the office of the Comptroller of the Currency, or the “OCC,” and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet Residential's investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or “CFPB,” which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these CFPB or other related measures will have a significant impact on foreclosure volumes or what the timing or extent of that impact would be. If foreclosure volumes were to decline significantly, Residential may experience difficulty in finding target assets at attractive prices, which would materially and adversely affect Residential. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in Residential's markets.

Residential may be, or may become, subject to the regulation of various states, including licensing requirements and consumer protection statutes. Residential’s failure to comply with any such laws, if applicable to it, would adversely affect its ability to implement its business strategy, which could materially and adversely affect Residential. If these risks are realized by Residential, our ability to generate incentive management fees would be harmed and our results of operations and financial condition could be materially and adversely affected.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and Residential is not able to obtain such licenses in a timely manner or at all, its ability to implement its business strategy could be adversely affected, which could materially and adversely affect Residential.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. Residential currently owns its loans in Delaware statutory trusts with a national bank as the trustee. Therefore, it does not hold any such licenses. Because Residential has contributed its acquired sub-performing and non-performing residential mortgage loans to wholly-owned trusts whose trustee is a national bank, it may be exempt from state licensing requirements. Therefore, there is no assurance that Residential will ever seek or be required to obtain such licenses or, if obtained, that it will be able to maintain them. Residential’s failure to obtain or maintain such licenses could restrict its ability to invest in loans in these jurisdictions if such licensing requirements become applicable. If Residential’s subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that Residential will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit its ability to invest in residential mortgage loans in the future and have a material adverse effect on Residential. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

The supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for sub-performing and non-performing loans may increase, which could materially and adversely affect Residential.

As a result of the economic crisis in 2008, there has been an increase in supply of sub-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into sub-performing or non-performing status on their residential mortgage loans. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of sub-performing and non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that Residential may acquire may decline over time and could materially and adversely affect Residential. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Competition in identifying and acquiring non-performing loans could adversely affect Residential’s ability to implement its business strategy, which could materially and adversely affect Residential.

Residential faces competition from various sources for investment opportunities in sub-performing and non-performing loans including REITs, hedge funds, private equity funds, partnerships and developers. Some third-party competitors have substantially greater financial resources and access to capital than Residential does and may be able to accept more risk than Residential can. Competition from these companies may reduce the number of attractive sub-performing and non-performing loan investment opportunities available to Residential or increase the bargaining power of asset owners seeking to sell, which would increase the prices for sub-performing and non-performing loans. If such events occur, Residential’s ability to implement its business strategy could be adversely affected, which could materially and adversely affect Residential. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that Residential will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential’s inability to promptly foreclose upon defaulted residential mortgage loans could increase its costs and/or diminish its expected return on investments.

Residential’s ability to promptly foreclose upon defaulted residential mortgage loans and, in certain cases, where appropriate, seek alternative resolutions for the underlying properties plays a critical role in our valuation of the assets in which it invests and its expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain loans Residential acquires may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit Residential’s ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation and bankruptcy); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A substantial portion of Residential’s investments are, and in the future may be, sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans Residential acquires are impacted by these issues, Residential may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing its costs and/or diminishing its expected return on its investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact Residential's business.

If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which its investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Residential’s assets are not subject to any geographic diversification or concentration limitations. Entities that sell distressed mortgage loan portfolios may group the portfolios by location or other metrics that could result in a concentration of Residential’s portfolio by geography, single-family rental property characteristics and/or borrower demographics. Such concentration could increase the risk of loss to Residential if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing Residential’s investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. As of December 31, 2013, approximately 27% of Residential’s portfolio by UPB was concentrated in California and approximately 14% of Residential’s portfolio by UPB was concentrated in Florida. A material decline in the demand for single-family housing or rentals in these or other areas where Residential owns assets may materially and adversely affect Residential. Lack of diversification can increase the correlation of non-performance and foreclosure risks among Residential’s investments. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Short-term leases of residential property expose Residential more quickly to the effects of declining market rents.

We anticipate that a majority of Residential’s leases to tenants of single-family rental properties will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because Residential has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

Residential may be unable to secure funds for future tenant or other capital improvements, which could limit its ability to attract or replace tenants.

When Residential acquires or otherwise takes title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, Residential generally will be required to expend funds for property restoration and leasing commissions in order to lease the property. If Residential has not established reserves or set aside sufficient funds for such expenditures, it may have to obtain financing from other sources, as to which no assurance can be given. Residential may also have future financing needs for other capital improvements to restore its properties. If Residential needs to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, Residential may be unable or unwilling to make capital improvements or it may be required or may choose to defer such improvements. If this happens, Residential’s properties may suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If Residential does not have access to sufficient funding in the future, it may not be able to make necessary capital improvements to its properties, and its properties’ ability to generate revenue may be significantly impaired. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential’s revenue and expenses are not directly correlated, and, because a large percentage of its costs and expenses are fixed and some variable expenses may not decrease over time, it may not be able to adapt its cost structure to offset any declines in its revenue.

Many of the expenses associated with Residential’s business, such as acquisition costs, restoration and maintenance costs, home owners’ association, or “HOA,” fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Residential’s assets also will likely require a significant amount of ongoing capital expenditure. Residential’s expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as Residential’s portfolio grows through additional property acquisitions. By contrast, Residential’s revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in its markets. As a result, Residential may not be able to fully, or even partially, offset any increase in its expenses with a corresponding increase in its revenues. In addition, state and local regulations may require Residential to maintain its properties, even if the cost of maintenance is greater than the potential benefit. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Fair values of Residential’s mortgage loans are imprecise and may materially and adversely affect its operating results and credit availability, which, in turn, would materially and adversely affect Residential.

The values of Residential’s mortgage loans may not be readily determinable. We measure the fair value of Residential’s mortgage loans monthly, but the fair value at which Residential’s mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of Residential’s mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of Residential’s mortgage loans are directly charged or credited to earnings for the period. If Residential were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of Residential’s mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying Residential’s mortgage loans and recognize unrealized gains in each period when Residential’s mortgage loans are transferred to real estate owned. The fair value of residential properties is estimated using broker price opinions, or “BPOs,” provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Residential’s results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Challenges to the MERS® System could materially and adversely affect Residential.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc., or “MERS,” a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described under “—Residential's inability to promptly foreclose upon defaulted residential mortgage loans could increase its cost of doing business and/or diminish its expected return on investments” may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect Residential, which could materially and adversely affect our results of operations and financial condition.

We utilize analytical models and data in connection with the valuation of Residential’s investments, and any incorrect, misleading or incomplete information used in connection therewith would subject Residential to potential risks.

Given the complexity of Residential’s investments and strategies, we must rely heavily on models and data, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with performing due diligence on Residential’s investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Residential may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether, all of which could adversely affect our ability to generate incentive management fees.

If Residential cannot obtain financing, its growth may be limited.

Residential uses leverage as a component of its financing strategy in an effort to enhance its returns. We can provide no assurance that Residential will be able to timely access all funds available under its financing arrangements or obtain other debt or equity financing on favorable terms or at all. To qualify as a REIT, Residential will be required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. As a result, Residential ability to retain earnings to fund acquisitions, property renovations or other capital expenditures will be limited.

Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms for Residential, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. Residential’s long-term ability to grow through additional investments will be limited if we cannot obtain additional debt or equity financing for Residential, which could materially and adversely affect our ability to generate incentive management fees.

We intend to leverage Residential’s investments, which may materially and adversely affect its return on its investments and may reduce cash available for distribution to its stockholders.

To the extent available, we intend to continue to leverage Residential’s investments through borrowings, the level of which may vary based on the particular characteristics of Residential’s investment portfolio and on market conditions. We have leveraged certain of Residential's investments to date through its repurchase agreements. When Residential enters into any repurchase agreement, it sells securities or residential mortgage loans to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to Residential at the end of the term of the transaction. Because the cash Residential receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Residential, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Residential to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Residential may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses. In the event Residential is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to Residential. Residential’s repurchase agreements generally require it to comply with various financial covenants, including those relating to tangible net worth, profitability and its ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that Residential is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect Residential.

Residential’s repurchase agreements to finance sub-performing and non-performing loans are likely to be complex and difficult to manage. In part, this is due to the fact that Residential’s residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Residential’s inability to comply with the terms and conditions of these agreements could materially and adversely impact Residential. In addition, Residential’s outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that Residential repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with Residential. Because Residential’s financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Residential incurs on its repurchase agreements could materially and adversely affect Residential.

Residential may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage Residential employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of its investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to Residential in the future or that existing sources of financing will continue to be available to Residential. Residential’s governing documents contain no limitation on the amount of debt it may incur. Residential’s return on its investments and cash available for distribution to its stockholders may be reduced to the extent that changes in market conditions increase the cost of its financing relative to the income that can be derived from the investments acquired. Residential’s debt service payments will reduce cash flow available for distribution to stockholders. Residential may not be able to meet its debt service obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations.

If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

If and when non-recourse long-term financing structures become available to Residential and are utilized, such structures expose it to risks which could result in losses to Residential.

Residential may use securitization and other non-recourse long-term financing for its investments if, and to the extent, available. In such structures, Residential’s lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against Residential as an entity. Prior to any such financing, Residential would seek to finance its investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, Residential would be subject to the risk that it would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to Residential even when it does have sufficient eligible assets or securities. While Residential would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, its inability to enter into such securitizations may increase its overall exposure to risks associated with direct ownership of such investments, including the risk of default.

Residential’s inability to refinance any short-term facilities would also increase its risk because borrowings thereunder would likely be recourse to Residential as an entity. If Residential were unable to obtain and renew short-term facilities or to consummate securitizations to finance its investments on a long-term basis, it may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could materially and adversely affect our ability to generate incentive management fees.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals may materially and adversely affect Residential.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of Residential’s investments. A prolonged recession, such as the one experienced over the past few years, and a slow recovery could materially and adversely affect Residential as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family rental properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect Residential to have rent terms of two years or less;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates, availability and terms of debt financing; and

•	economic conditions that could cause an increase in Residential’s operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy Residential’s real estate properties and, as a result, their ability to pay rent to Residential.

A decrease in the demand for title insurance will adversely impact Residential’s and our investment in NewSource.

Residential and we have invested $18.0 million in the non-voting preferred stock and $2.0 million in the voting common stock of NewSource, respectively. The demand for title insurance-related services depends in large part on the volume of real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. When market conditions cause real estate activity to decline, the title insurance industry tends to be adversely affected. In addition, adverse change in the marketplace could lead to an increase in title claims that NewSource may be required to defend and/or pay. Thus, a decline of activity in the real estate market or an increase in title claims could adversely impact NewSource’s ability to generate profits and pay the dividend on Residential’s preferred stock, and the value of Residential’s and our investment in NewSource could decline.

Inflation or deflation may adversely affect Residential’s results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than Residential’s rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in Residential’s expenses. Accordingly, inflation or deflation may adversely affect Residential’s results of operations and cash flows, which could materially and adversely affect our ability to generate incentive management fees.

Changes in applicable laws or noncompliance with applicable law could materially and adversely affect Residential.

As an owner of real estate, Residential is required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to business operations. Noncompliance with laws or regulations could expose Residential to liability.

Lower revenue growth or significant unanticipated expenditures may result from Residential’s need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of Residential’s single-family rental properties including changes to building codes and fire and life-safety codes. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

In addition, NewSource has registered as a Class 3A Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource‘s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource‘s ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions, which could have a material adverse effect on NewSource‘s business and its ability to pay the dividend on Residential’s preferred stock. As a result, the value of Residential’s and our investment in NewSource could decline.

Competition could limit Residential’s ability to lease single-family rental properties or increase or maintain rents.

Residential’s single-family rental properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Residential’s competitors’ single-family rental properties may be better quality, in a more desirable location or have leasing terms more favorable than Residential can provide. In addition, Residential’s ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given Residential’s significant competition, we cannot assure you that it will be successful in acquiring or managing single-family rental properties that generate favorable returns, which would materially and adversely affect our ability to generate incentive management fees.

If rents in Residential’s markets do not increase sufficiently to keep pace with rising costs of operations, its operating results and cash available for distribution will decline.

The success of Residential’s business model will substantially depend on conditions in the single-family rental property market in its geographic markets. Residential’s asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, Residential’s operating results and cash available for distribution will be lower than expected, potentially materially. This, in turn, could materially and adversely affect our ability to generate incentive management fees. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	economic and employment conditions that have increased foreclosure rates; and

•	reduced real estate values that challenged the traditional notion that homeownership is a stable investment.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family rental properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. A softening of the rental property market in Residential’s markets would adversely affect its operating results and cash available for distribution, potentially materially. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Residential may incur significant costs in renovating its properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we perform a detailed assessment, with an on-site review of the property, to identify the scope of renovations to be completed. Beyond customary repairs, Residential may undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of Residential’s properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. Residential may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, Residential will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, Residential is exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across Residential's properties prove to be materially inaccurate, it could be materially and adversely affected. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Single-family rental properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a single-family rental property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately, or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent Residential initiates foreclosure proceedings, some of its properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect Residential.

Residential’s acquisition activities are subject to many risks. Residential may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, Residential’s acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to Residential’s properties, or if any adverse condition exists with respect to Residential’s properties that is in excess of its insurance coverage, Residential might have to pay substantial sums to settle or cure it, which could materially and adversely affect Residential. The properties Residential acquires may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect Residential's ability to operate such properties as it intends. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

The costs and amount of time necessary to secure possession and control of a newly acquired property may exceed our assumptions, which would delay Residential's receipt of revenue from, and return on, the property.

Upon acquiring a property, Residential may have to evict occupants who are in unlawful possession before it can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations, Residential’s and our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Poor tenant selection and defaults by Residential’s tenants may materially and adversely affect Residential.

Residential’s success will depend, in large part, upon its ability to attract and retain qualified tenants for its properties. This will depend, in turn, upon Residential’s ability to screen applicants, identify good tenants and avoid tenants who may default. Residential will inevitably make mistakes in its selection of tenants, and it may rent to tenants whose default on its leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect Residential. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of Residential’s properties for illegal purposes, damage or make unauthorized structural changes to its properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of Residential’s leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to Residential’s properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, Residential will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although Residential will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that it will be successful in all or most cases. Such tenants will not only cause Residential not to achieve its financial objectives for the properties in which they live, but may subject Residential to liability, and may damage Residential’s reputation with its other tenants and in the communities where it does business. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Eminent domain could lead to material losses on Residential’s investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which Residential’s properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow Residential to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in Residential’s markets. Any of these events can cause a material loss to Residential, which could materially and adversely affect our ability to generate incentive management fees.

Difficulties in selling single-family rental properties could limit Residential’s flexibility.

Federal tax laws may limit Residential’s ability to earn a gain on the sale of its properties if Residential is found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect Residential’s willingness to sell single-family rental properties under favorable conditions or if necessary for funding purposes. In addition, real estate can at times be difficult to sell quickly when desired at favorable prices. These potential difficulties in selling real estate in Residential’s markets may limit its ability to either sell properties that we deem unsuitable for rental or change or reduce the single-family rental properties in Residential’s portfolio promptly in response to changes in economic or other conditions. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

A significant uninsured property or liability loss could have a material adverse effect on Residential.

Residential will carry commercial general liability insurance and property insurance with respect to its single-family rental properties on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, Residential could lose its capital invested in a single-family rental property or group of rental properties as well as the anticipated future revenues from such single-family rental property or group of properties. If an uninsured liability to a third party were to occur, Residential would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could materially and adversely affect Residential, which could materially and adversely affect our ability to generate incentive management fees.

A significant number of Residential’s single-family rental properties may be part of home owners’ associations. Residential and its renters will be subject to the rules and regulations of such home owners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of Residential’s single-family rental properties, when acquired, may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern Residential’s single-family rental properties may enact onerous or arbitrary rules that restrict Residential’s ability to renovate, market or lease its single-family rental properties or require it to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause Residential to incur additional costs to sell the affected single-family rental property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and Residential may have renters who violate these HOA rules for which Residential may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern its single-family rental properties may not make important disclosures or may block Residential’s access to HOA records, initiate litigation, restrict its ability to sell, impose assessments or arbitrarily change the HOA rules. Residential may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental property, and any such excessively restrictive or arbitrary regulations may cause Residential to sell such property, if possible, prevent it from renting such property or otherwise reduce its cash flow from such property. Any of the above-described occurrences may materially and adversely affect Residential’s and our results of operations and financial condition.

We rely on information supplied by prospective tenants in managing Residential’s business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of Residential’s portfolio over time. If tenant-supplied information is inaccurate or Residential’s tenants’ creditworthiness declines over time, we may make poor leasing decisions and Residential’s portfolio may contain more credit risk than we believe exists, which could harm Residential’s and our results of operations and financial condition.

Residential likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As Residential grows in scale, it may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the single-family rental property market. Additional actions that may be targeted at Residential include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental property. While we intend to conduct Residential’s rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against Residential on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect Residential.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against Residential or may lobby state and local legislatures to pass new laws and regulations to constrain Residential’s business operations. If they are successful in any such endeavors, they could directly limit and constrain Residential’s business operations and impose on Residential significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect Residential, which could materially and adversely affect our ability to generate incentive management fees.

Security breaches and other disruptions could compromise Residential’s and/or our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of Residential’s and our business, we, through Altisource or Ocwen, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Residential’s prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Residential and/or us.

Residential may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, Residential may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its single-family rental properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from offsite sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage Residential may have for such events, either of which could materially and adversely affect Residential. The presence of such substances or the failure to properly remediate the contamination may adversely affect Residential’s ability to borrow against, sell or rent the affected single-family rental property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect Residential’s ability to borrow against, sell or rent the affected single-family rental property. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential properties will be subject to property and other taxes that may increase over time.

Residential will be responsible for property taxes for its single-family rental properties, when acquired which may increase as tax rates change and properties are reassessed by taxing authorities. If Residential fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect Residential’s yield from rental properties. Any such occurrence may materially and adversely affect Residential which, in turn, could materially and adversely affect us.

If Residential is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to Residential and us.

Residential does not intend or expect to be an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act,” since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, Residential will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically single family rental assets and sub-performing and non-performing loans. To the extent that the SEC determines that Residential is in fact an investment company, Residential intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC has historically taken the position that an issuer may rely on the exception provided by Section 3(c)(5)(C) as long as at least 55% of its assets consist of “qualifying interests,” such as mortgage loans which are secured by real estate and other liens on and interests in real estate, and an additional 25% consists of real estate-type interests. The SEC has also historically indicated that up to 20% of an issuer’s total assets may be invested in miscellaneous investments. Other than Residential’s investment in NewSource, Residential believes that all of its assets will fall within the definition of “qualifying assets.” Additionally, Residential does not currently expect to issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, as those terms are defined by the Investment Company Act. Consequently, Residential believes that it will not be required to register under the Investment Company Act.

If Residential is deemed to be an investment company and its investment in NewSource accounts for more than 20% of its assets, it could be required to dispose of its NewSource investment (or a portion thereof) in order to qualify for the 3(c)(5)(C) exception. We expect that Residential’s investment in NewSource will constitute less than 20% of its assets shortly after the separation date. Consequently, we do not believe that Residential’s investment in NewSource will impact its ability to continue to rely on the Section 3(c)(5)(C) exemption. In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether certain mortgage related pools which rely (like Residential) on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. Since Residential’s primary investment strategy is to directly invest in REO Properties and mortgages secured by real estate, Residential does not believe that the SEC’s review will have a material impact on its status as a non-investment company business or its ability to continue to rely on the Section 3(c)(5)(C) exception; however, Residential cannot provide any assurance that the outcome of the SEC’s review will not require Residential to register under the Investment Company Act. If Residential is determined to be an investment company or it fails to qualify for this exception from registration as an investment company, or the SEC determines that companies that engage in businesses similar to Residential’s are no longer able to rely on this exception, Residential may be required to register as an investment company under the Investment Company Act.

Registration under the Investment Company Act would require Residential to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that Residential’s income be derived from certain types of assets;

•	prohibitions on transactions with affiliates and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase Residential’s operating expenses.

If Residential were required to register as an investment company but failed to do so, it would be prohibited from engaging in its business, and criminal and civil actions could be brought against it.

Registration with the SEC as an investment company would be costly, would subject Residential to a host of complex regulations and would divert attention from the conduct of Residential’s business. In addition, if Residential purchases or sells any real estate assets to avoid becoming an investment company under the Investment Company Act, it could materially adversely affect its net asset value, the amount of funds available for investment and its ability to pay distributions to its shareholders. Any such occurrences would adversely impact our income from the incentive management fees paid by Residential.

Risks Related to Our Management and Our Relationships with Altisource, Ocwen and Residential

We could have conflicts with Altisource, Ocwen and Residential, and the Chairman, other members of our Board of Directors or management could have conflicts of interest due to his, her or their relationship with Altisource, Ocwen or Residential, which may be resolved in a manner adverse to us.

We do a substantial amount of business with Altisource, Ocwen and Residential. Conflicts may arise between Altisource, Ocwen, Residential and us because of our ongoing agreements with them and because of the nature of our respective businesses. We may also have additional dealings with these parties from time to time beyond our ongoing agreements, such as, in the case of our operation of Residential’s business, Residential’s February 14, 2013 purchase from Ocwen of a portfolio of non-performing residential mortgage loans.

Our Chairman is also the Chairman of Altisource, Ocwen and Residential. As a result, he has obligations to us as well as to these other entities and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen or Residential, as the case may be. Our Chairman also has substantial investments in Altisource, Ocwen and Residential, and certain of our other officers and directors own stock or options in Altisource, Ocwen and/or Residential. Such ownership interests could create, or appear to create, conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen and Residential, as the case may be.

Each of our executive officers is also an executive officer of Residential and has interests in our relationship with Residential that may be different than the interests of our stockholders. As a result, they may have obligations to us and Residential, and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Residential.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Altisource, Ocwen and Residential, including our Chairman recusing himself from negotiations regarding, and approvals of, transactions with these entities (or where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with Residential). We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Altisource, Ocwen and Residential. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource, Ocwen or Residential, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.

Failure of Altisource to effectively perform its obligations under various agreements with Residential and us including the Altisource master services agreement, could have an adverse effect on Residential.

Both we and Residential have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all which could adversely affect our performance under the Residential asset management agreement. Altisource’s failure to perform the services under these agreements with would have a material adverse effect on us.

Failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement could have an adverse effect on Residential.

Residential is contractually obligated to service the residential mortgage loans that it acquires. Residential does not have any employees, servicing platform, licenses or technical resources necessary to service its acquired loans. Consequently, Residential has engaged Ocwen to service the non-performing and sub-performing and non-performing loans it acquires. If for any reason Ocwen is unable to service these loans at the level and/or the cost that Residential anticipates, or if Residential fails to pay Ocwen or otherwise defaults under the Ocwen servicing agreement, and Ocwen ceases to act as its servicer, an alternate servicer may not be readily available on favorable terms, or at all, which could have a material adverse effect on Residential.

Our directors have the right to engage or invest in the same or similar businesses as ours.

Our directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other directors. If any of our directors who are also directors, officers or employees of Altisource or Ocwen or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create conflicts of interest between us and certain of our directors and result in less than favorable treatment of us and our stockholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks Related to Residential’s Qualification as a REIT

Residential’s failure to qualify as a REIT could materially and adversely affect Residential and us.

Residential intends to make an election to be treated as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. However, we cannot assure you that Residential will qualify and remain qualified as a REIT. Moreover, Residential’s qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that Residential’s actual results of operations for any particular taxable year will satisfy such requirements. If Residential fails to qualify as a REIT in any taxable year, it will face serious tax consequences that will substantially reduce the funds available for distribution to its stockholders because:

•	Residential would not be allowed a deduction for dividends paid to stockholders in computing its taxable income;

•	Residential could be subject to the federal alternative minimum tax to a greater extent and possibly increased state and local taxes; and

•	unless Residential is entitled to relief under certain federal income tax laws, it could not re-elect REIT status until the fifth calendar year after the year in which it failed to qualify as a REIT. In addition, if Residential fails to qualify as a REIT, it will no longer be required to make distributions.

As a result of all these factors, Residential’s failure to qualify as a REIT could impair its ability to expand its business and raise capital, and it could materially and adversely affect Residential and the market price of its common stock. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

We have no experience operating a REIT and we cannot assure you that our past experience will be sufficient to successfully manage Residential’s business as a REIT.

We have never operated a REIT and our management has no experience in complying with the income, asset, and other limitations imposed by the REIT provisions of the Code. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent Residential from qualifying as a REIT or force it to pay unexpected taxes and penalties. In such event, both Residential and we could be materially and adversely affected.

Residential’s tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

Residential does not accrue interest income or market discount on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, Residential could be subject to entity level excise tax as a result of “deficiency dividends” that it may be required to pay to its stockholders at the time of such an adjustment to its income in order to maintain its qualification as a REIT. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Compliance with REIT requirements may cause Residential to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return.

To qualify as a REIT, Residential is required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of its assets, its financing and hedging strategies, the ownership of its stock and amounts it distributes to its stockholders. Compliance with the REIT requirements may preclude Residential from certain financing or hedging strategies or cause it to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return. For example, Residential may be required to pay distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.

Compliance with REIT requirements may force Residential to liquidate otherwise attractive investments, which could materially adversely affect Residential.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of Residential’s assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 25% of the value of Residential’s assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in Residential’s qualified REIT subsidiaries and its taxable REIT subsidiaries, its investment in the value of any one issuer’s securities may not exceed 5% of the value of its total assets, and it may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, Residential may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect Residential. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Failure to make required distributions would subject Residential to federal corporate income tax.

We intend to continue to operate Residential in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, Residential generally is required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. To the extent that Residential satisfies this distribution requirement, but distribute less than 100% of its REIT taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, Residential will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the Code.

The IRS may deem the gains from sales of Residential’s properties to be subject to a 100% prohibited transaction tax.

From time to time, Residential may be forced to sell properties that do not meet its investment objectives or it may need to sell properties or other assets to satisfy Residential’s REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of Residential’s properties to be “prohibited transactions.” If the IRS takes the position that Residential has engaged in a “prohibited transaction” (i.e., if Residential sells a property held by us primarily for sale in the ordinary course of our trade or business), the gain it recognizes from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Residential will be able to qualify for the safe harbor. Residential do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution.

Residential’s Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited. In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution. Residential’s Board of Directors will make determinations regarding distributions based upon various factors, including its historical and projected financial condition, liquidity and results of operations, financing covenants, maintenance of its REIT qualification, applicable law and other factors, as its Board of Directors may deem relevant from time to time. To the extent that Residential is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, it could be materially and adversely affected. To the extent Residential may have to raise equity capital, it may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect its ability to make distributions to its stockholders. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Even if Residential qualifies as a REIT, it may be subject to tax liabilities that could materially and adversely affect Residential.

Even if Residential qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, Residential could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain its qualification as a REIT. In order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” Residential may also move or hold some of its assets or conduct activities through a TRS. In addition, if Residential lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to Residential, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to Residential's stockholders.

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure Residential’s transaction with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that Residential will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on Residential and us.

Residential may be subject to legislative or regulatory tax changes that could materially and adversely affect Residential.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Residential and its stockholders could be materially and adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

Our planned use of taxable REIT subsidiaries by Residential may cause it to fail to qualify to be taxed as a REIT.

The net income of Residential’s TRSs is not required to be distributed to it, and income that is not distributed to Residential generally will not be subject to the REIT income distribution requirement. However, there may be limitations on Residential’s ability to accumulate earnings in its TRSs and the accumulation or reinvestment of significant earnings in its TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in Residential’s TRSs causes the fair market value of its securities in our TRSs and certain other nonqualifying assets to exceed 25% of the fair market value of its assets, it would fail to qualify to be taxed as a REIT, which could materially and adversely affect us.

Risks related to our common stock

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in actual or anticipated results of our operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of by securities analysts;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships with Residential, Altisource and Ocwen;

•	actual or anticipated accounting problem;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of Residential;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the NYSE MKT;

•	failure of Residential to qualify or maintain qualification as a REIT;

•	failure of Residential to maintain its exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of our key personnel.

The market prices of securities of asset management service providers have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the market price of our common stock.

Furthermore, our small size and different investment characteristics may not continue to appeal to our current investor base that may seek to dispose of large amounts of our common stock. There is no assurance that there will be sufficient buying interest to offset those sales, and, accordingly, the market price of our common stock could be depressed and/or experience periods of high volatility.

The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act of 2012, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may remain an “emerging growth company” for up to five full fiscal years following our separation. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 402 Strand Street, Frederiksted, United States Virgin Islands 00840-3531 where we sublease approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. We believe that our current leased space is suitable and adequate for the management of our business as presently conducted.

For information concerning Residential’s current portfolio of residential mortgage loans and REO properties (including its single-family rental properties), see “Item 1. Business—Residential’s Current Portfolio.” The following table sets forth a summary of Residential's single-family properties as of December 31, 2013 ($ in thousands):

State	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	1	$90	45
Arkansas	1	203	35
Arizona	13	2,214	17
California	21	4,109	31
Colorado	1	170	57
Connecticut	2	491	40
Florida	64	8,615	21
Georgia	3	772	25
Hawaii	1	67	24
Illinois	29	4,455	44
Indiana	7	1,010	34
Kansas	1	94	92
Kentucky	4	351	45
Louisiana	3	225	35
Massachusetts	1	194	93
Maryland	4	504	39
Maine	1	153	21
Michigan	7	468	52
Missouri	2	300	16
North Carolina	22	2,528	40
New Jersey	6	743	90
New Mexico	3	335	32
Nevada	5	639	31
New York	4	1,012	45
Ohio	7	957	27
Oklahoma	2	209	16
Pennsylvania	11	1,445	66
South Carolina	3	343	12
Tennessee	1	135	60
Texas	10	1,125	21
Utah	3	489	46
Virginia	3	849	30
Washington	1	140	33
Wisconsin	14	1,307	58
West Virginia	1	347	32

Total	262	$37,088	35

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs.
(2)	Weighted average age is based on the age weighted by carrying value for each state.

Item 3. Legal Proceedings.

We are not currently the subject of any material legal or regulatory proceedings and no material legal or regulatory proceedings have been threatened against us. We may become the target of claims, lawsuits and actions incidental to the ordinary course of our business. While the commencement or ultimate outcome of those claims, lawsuits and actions cannot be predicted with certainty, we believe, based on our understanding of the facts, that their ultimate resolution will not, individually or in aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Our business may also become subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE MKT under the symbol “AAMC” since September 12, 2013, and before such time, was quoted on the OTCQX under the same symbol since December 13, 2012 The following table sets forth the high and low close of day sales prices for our common stock as reported by the OTCQX through September 11, 2013 and thereafter the NYSE MKT for the periods indicated:

	2013		2012
Quarter ended	High	Low	High	Low
March 31	$148.00	$76.00	—	—
June 30	$336.00	$128.35	—	—
September 30	$533.00	$265.00	—	—
December 31	$1035.00	$515.40	$84.00	$15.00

(1)	The quarter ended December 31, 2012 includes the period from December 13, 2012 to December 31, 2012.

The number of holders of record of our common stock as of February 13, 2014 was 62. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 9 to the consolidated financial statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in light of conditions then existing including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception to December 31, 2013

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Russell 2000. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013
Altisource Asset Management Corporation	546.67	6,200.00
S&P 500	99.95	132.32
Dow Jones Asset Manager Index	99.60	142.17

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data.

The following table sets forth selected financial data which is derived from our audited consolidated financial statements ($ in thousands). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Total rental revenues and net gain on investments	$71,610	$—
Net loss attributable to common stockholders	$(5,293)	$(46)
Loss per diluted share	$(2.26)	$(0.02)

	December 31, 2013	December 31, 2012
Total assets	$1,405,104	$105,815
Repurchase agreements	$602,382	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our primary business is to provide asset management and certain corporate governance services to Residential under our asset management agreement with Residential. On December 21, 2012, which we refer to as the “separation date,” we and Residential separated from Altisource and became independent publicly traded companies. Altisource contributed $100 million of equity capital to Residential and $5 million of equity capital to us and distributed Residential’s and our shares of common stock to the shareholders of Altisource. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

We have a capital light operating strategy and will consider using any future profits for share repurchases, although we have no current plans to repurchase shares. Residential is currently our primary source of revenue and will drive our potential future growth. The asset management agreement with Residential entitles us to “incentive management fees,” that give us a share of Residential’s cash flow available for distribution to its stockholders as Residential grows, as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential’s financial condition and results of operations because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential’s financial results in our consolidated financial statements.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

In its first year of operations, we advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

In 2013, Residential acquired portfolios consisting of an aggregate of 8,531 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.22 billion and an aggregate market value of underlying properties of $1.80 billion as of the respective cut-off dates for the transactions. The aggregate purchase price for these portfolios was $1.22 billion.

Subsequent to December 31, 2013, Residential acquired three additional portfolios of mortgage loans as follows:

•	On January 2, 2014, Residential completed an acquisition of 650 mortgage loans with approximately $121 million of UPB and approximately $93 million in aggregate market value of underlying properties pursuant to an agreement that it executed on December 31, 2013;

•	On January 28, 2014, Residential consummated the first closing of an acquisition of mortgage loans from HUD, consisting of 66 mortgage loans with $7 million of UPB and $7 million in aggregate market value of underlying properties. This represented the first settlement of Residential’s agreement with HUD to purchase 164 mortgage loans with approximately $19 million of UPB and approximately $18 million in aggregate market value of underlying properties. We expect Residential to close the remaining portion of this portfolio in the first quarter of 2014. There can be no assurance that Residential will acquire the remainder of the HUD portfolio in whole or in part on a timely basis or at all;

•	On January 31, 2014, Residential acquired an additional 3,421 mortgage loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties. This acquisition represented the second closing of an agreement with Bank of America, National Association and its affiliated entities in November 2013.

To date, Residential has acquired its non-performing loan portfolios through direct acquisitions from institutions such as banks, HUD and private equity funds.

We believe that Residential qualifies to be taxed as a REIT. We believe that Residential will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as Residential meets certain asset, income and share ownership tests. If Residential fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, its profits will be subject to income taxes and it may be precluded from qualifying as a REIT for the four tax years following the year it loses its REIT qualification. A portion of Residential’s activities are conducted in a TRS, which is subject to corporate federal and state income taxes. Accordingly, Residential has made a provision for income taxes with respect to the operations of its TRS. Our goal is to manage Residential’s business to take full advantage of the tax benefits afforded to it as a REIT.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans (defined as loans that are more than 60 days delinquent), properties in foreclosure and REO to increase over the next several years as banks and other mortgage lenders seek to dispose of these distressed inventories which they accumulated during the recent economic crisis. We continue to see substantial volumes of distressed residential mortgage loan sales offered for sale by banks, HUD and private equity funds, among others. We believe Residential is well-positioned to be selected as the buyer of diverse portfolios of such loans since it is not geographically constrained. We believe that this distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•	we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

•	we believe that Residential will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Use of the distressed loan channel gives Residential multiple resolution methodologies to unlock asset value. Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes. We expect a majority of Residential’s acquired mortgage loans that are converted to REO to become single-family rental properties that we believe will generate long-term returns for Residential’s stockholders. If a REO property meets Residential’s rental profile, it determines the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential’s rental profile, Residential lists the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Metrics Affecting Our Consolidated Results

As described above, our operating results depend heavily on Residential’s operating results. Residential’s results are affected by various factors, some of which are beyond our control, including the following:

Revenues

Residential’s revenues initially primarily consist of the following:

i.	Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marks the properties to the most recent market value (less estimated selling costs in the case of REO held for sale). The difference between the carrying value of asset at the time of conversion and most recent market value, based on broker price opinions, is recorded in Residential’s statement of operations as net unrealized gains. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in Residential’s revenue recognition and operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.	Net unrealized gains from the change in fair value of loans. On a monthly basis we adjust Residential’s loans to fair value by evaluating the fair value of the underlying property, the expected timeline and probabilities of loan resolution and expected market yield. We employ various loan resolution methodologies with respect to Residential’s residential mortgage loans including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing these net unrealized gains. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

iii.	Net realized gain on mortgage loans. Residential records net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. Residential generally expects to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

As a greater number of Residential’s REO are renovated and deemed suitable for rental, we expect a greater portion of its revenues will be residential rental revenues. We believe the key variables that will affect Residential’s rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of Residential’s leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

Although we generally seek to lease the REO Residential acquires on foreclosure, we may determine to sell the properties that do not meet Residential’s investment criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential’s portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Residential’s expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service Residential’s acquired loans and for real estate insurance and other corporate advances. Rental property operating expenses are expenses associated with Residential’s ownership and operation of rental properties including expenses such as Altisource’s inspection, property preservation and renovation fees, property management fees, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential’s asset levels since it depreciate its properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with Residential’s debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursement consists primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. The incentive management fees consist of compensation due to us, based on the amount of cash available for distribution to Residential’s stockholders for each period. The expense reimbursement and incentive management fee are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

Other factors affecting our consolidated results

We expect Residential’s results of operations to be affected by various additional factors, many of which are beyond our control, including the following:

Acquisitions

Residential’s operating results will depend on our ability to source sub-performing and non-performing loans. We believe that there is currently a large supply of sub-performing and nonperforming loans available to Residential for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

Generally, we expect that Residential’s mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow Residential’s business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet Residential’s objectives. We intend to leverage Residential’s investments with debt, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential’s financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital for Residential through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, Residential generally will need to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders. This distribution requirement limits its ability to retain earnings and thereby replenish or increase capital to support its activities.

Residential’s taxable income is triggered primarily by material charges in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect Residential to convert its taxable gains on REO dispositions and loan modifications within a short period to cash gains. The taxable gains on Residential’s remaining loans that it expects to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities in 2013

The following table sets forth Residential’s resolution activity by asset count for each period during 2013:

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Mortgage Loans
Beginning balance	—	673	1,332	5,020	—
Acquisitions	684	720	3,783	3,304	8,491
Dispositions	(10)	(28)	(54)	(119)	(211)
Conversions to REO	(1)	(33)	(43)	(151)	(228)
Reversions to mortgage loans (1)	—	—	2	—	2

Ending balance	673	1,332	5,020	8,054	8,054

Modifications	—	18	29	54	101

Real Estate Owned
Beginning balance	—	7	40	114	—
Acquisitions	6	—	34	—	40
Dispositions	—	—	(1)	(3)	(4)
Conversions to REO	1	33	43	151	228
Reversions to mortgage loans (1)	—	—	(2)	—	(2)

Ending balance	7	40	114	262	262

Leased	—	1	5	14	14
Renovations complete	—	—	6	11	11
Renovations in process	—	5	3	18	18
Evaluating strategy / held for sale	7	34	100	219	219

	7	40	114	262	262

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons including bankruptcy.

Portfolio size

The size of Residential’s investment portfolio will also be a key revenue driver. Generally, as the size of Residential’s investment portfolio grows, the amount of revenue it expects to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees to Ocwen and property management fees to Altisource. Residential may also incur additional interest expense if it incurs debt to finance the purchase of its assets.

Summary Management Reporting Information

In addition to evaluating our consolidated financial performance, we also evaluate the operations of AAMC on a stand-alone basis because our financial statements consolidate the results of Residential under U.S. GAAP. We also look at our stand-alone results because the effect of amounts received from Residential are still recognized in net income attributable to our stockholders through the adjustment for net income attributable to noncontrolling interest in Residential.

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

Altisource Asset Management Corporation

Consolidating Statement of Operations

Year ended December 31, 2013

($ thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC stand-alone (non-GAAP)	Consolidating entries	AAMC consolidated (GAAP)
Revenues and net gain on investments:
Rental revenues	$36	$—	$—	$—	$36
Net unrealized gain on mortgage loans	61,092	—	—	—	61,092
Net realized gain on mortgage loans	10,482	—	—	—	10,482
Incentive management fee	—	—	4,880	(4,880)	—
Expense reimbursements	—	—	5,411	(5,411)	—

Total revenues	71,610	—	10,291	(10,291)	71,610
Expenses:
Residential rental property operating expenses (Note 8)	767	—	—	—	767
Real estate depreciation and amortization	25	—	—	—	25
Mortgage loan servicing costs	10,418	—	—	—	10,418
Interest expense	4,568	—	—	—	4,568
General and administrative	4,392	77	13,980	—	18,449
Related party general and administrative	12,531	—	1,527	(10,291)	3,767

Total expenses	32,701	77	15,507	(10,291)	37,994
Other income	687	—	—	—	687

Net income (loss)	39,596	(77)	(5,216)	—	34,303
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(39,596)	(39,596)

Net income (loss) attributable to common stockholders	$39,596	$(77)	$(5,216)	$(39,596)	$(5,293)

Altisource Asset Management Corporation

Consolidating Statement of Operations

March 15, 2012 (inception) to December 31, 2012

($ in thousands)

	Residential (GAAP)	AAMC stand-alone (non-GAAP)	Consolidating entries	AAMC consolidated (GAAP)
Revenues:
Expense reimbursements	$—	$42	$(42)	$—

Total revenues	—	42	(42)	—
Expenses:
General and administrative	47	88	—	135
Related party general and administrative	42	—	(42)	—

Total expenses	89	88	(42)	135

Net loss	(89)	(46)	—	(135)
Net loss attributable to noncontrolling interest in consolidated affiliate	—	—	89	89

Net loss attributable to common stockholders	$(89)	$(46)	$89	$(46)

Altisource Asset Management Corporation

Consolidating Balance Sheet

December 31, 2013

($ thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC stand-alone (non-GAAP)	Consolidating entries	AAMC consolidated (GAAP)
Assets:
Real estate assets, net:
Land	$478	$—	$—	$—	$478
Rental residential properties, net	3,092	—	—	—	3,092
Real estate owned	32,332	—	—	—	32,332

	35,902	—	—	—	35,902
Real estate assets held for sale	1,186	—	—	—	1,186
Mortgage loans	1,207,163	—	—	—	1,207,163
Cash and cash equivalents	115,988	19,923	4,089	—	140,000
Restricted cash	5,878	—	—	—	5,878
Accounts receivable	1,428	—	—	—	1,428
Related party receivables	9,260	—	4,486	(4,486)	9,260
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	2,293	—	—	—	2,293
Prepaid expenses and other assets	1,542	—	452	—	1,994

Total assets	1,398,640	19,923	11,027	(24,486)	1,405,104

Liabilities:
Repurchase agreement	602,382	—	—	—	602,382
Accounts payable and accrued liabilities	4,952	—	1,920	—	6,872
Related party payables	5,879	—	1,490	(4,486)	2,883

Total liabilities	613,213	—	3,410	(4,486)	612,137
Commitments and contingencies
Equity:
Common stock	423	—	24	(423)	24
Additional paid-in capital	758,584	20,000	12,855	(778,584)	12,855
Retained earnings (accumulated deficit)	26,420	(77)	(5,262)	(26,420)	(5,339)

Total stockholders’ equity	785,427	19,923	7,617	(805,427)	7,540
Noncontrolling interest in consolidated affiliate	—	—	—	785,427	785,427

Total equity	785,427	19,923	7,617	(20,000)	792,967

Total liabilities and equity	$1,398,640	$19,923	$11,027	$(24,486)	$1,405,104

Altisource Asset Management Corporation

Consolidating Balance Sheet

December 31, 2012

($ in thousands)

	Residential (GAAP)	AAMC stand-alone (non-GAAP)	Consolidating entries	AAMC consolidated (GAAP)
Assets:
Cash and cash equivalents	$100,005	$5,009	$—	$105,014
Related party receivables	—	410	(49)	361
Prepaid expenses and other assets	6	434	—	440

Total assets	100,011	5,853	(49)	105,815

Liabilities:
Accounts payable and accrued liabilities	46	360	—	406
Related party payables	54	523	(49)	528

Total liabilities	100	883	(49)	934
Commitments and contingencies
Equity:
Common stock	78	23	(78)	23
Additional paid-in capital	99,922	4,993	(99,922)	4,993
Deficit accumulated during the development stage	(89)	(46)	89	(46)

Total stockholders’ equity	99,911	4,970	(99,911)	4,970
Noncontrolling interest in consolidated affiliate	—	—	99,911	99,911

Total equity	99,911	4,970	—	104,881

Total liabilities and equity	$100,011	$5,853	$(49)	$105,815

Primary driver of our stand-alone operating results

As described above under “—Metrics affecting our consolidated results” and “—Other factors affecting our consolidated results,” our incentive management fees will be directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential’s mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Residential will affect our ability to generate incentive management fees, which currently is our sole source of income other than the reimbursement of our expenses pursuant to the Residential asset management agreement and potential asset management fees that we generate under our asset management agreement with New Source. In the event Residential generates taxable income, our incentive management fees will provide us with an increasing share of Residential’s cash available for distribution to its stockholders. If there is a decline in the cash distributable by Residential to its stockholders in any period, or if Residential is unable to make distributions to its stockholders in any period, the amount of our incentive management fees would be adversely affected.

The majority of our expenses are reimbursable by our clients, except for our share-based compensation charges. Our share-based compensation charges are non-cash expenses and are included in our general and administrative expenses.

Results of operations

The following sets forth a discussion of our results of operations for the year ended December 31, 2013. We had no substantial revenues or expenses for the period from March 15, 2012 (inception) to December 31, 2012. Accordingly, we have not presented comparative results for the period from Inception to December 31, 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Year ended December 31, 2013

Residential rental revenues

Residential generated a nominal amount of residential rental revenues for the year ended December 31, 2013, as it has rented 14 properties through December 31, 2013. We expect Residential to generate increasing residential rental revenues upon renovating, listing and renting additional residential rental properties. Residential’s rental revenues will be dependent primarily on occupancy levels and rental rates for our residential properties. Because Residential’s lease terms generally are expected to be one to two years, its occupancy levels and rental rates will be highly dependent on local residential rental markets.

Net unrealized gain on mortgage loans

Residential generated $61.1 million of net unrealized gain on mortgage loans for the year ended December 31, 2013, which can be broken down into the following components:

•	First, Residential recognized $8.3 million for the year ended December 31, 2013 in unrealized gains driven by a material change in loan status. During the year ended December 31, 2013, Residential converted 228 loans to REO status. Upon conversion of these loans to REO, we marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•	Second, Residential recognized $52.8 million in unrealized gains for the year ended December 31, 2013 from the net increase in the fair value of loans during the period subsequent to acquisition. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions for Residential, its loan portfolio had grown to 8,054 loans at December 31, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential generated $10.5 million of net realized gains on mortgage loans for the year ended December 31, 2013 primarily from disposition of 211 loans, the substantial majority of which were through short sales and foreclosure sales.

Residential rental property operating expenses

Residential incurred $0.8 million of rental property operating expenses for the year ended December 31, 2013. We expect Residential to incur increasing residential rental property operating expenses upon converting its mortgage loans to and owning residential rental properties. Residential’s rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013. We expect Residential to incur increasing real estate depreciation and amortization following the conversion of its mortgage loans to residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Mortgage loan servicing costs

Residential incurred $10.4 million of mortgage loan servicing costs primarily for advances of residential property insurance and servicer fees for the year ended December 31, 2013. Residential incurs mortgage loan servicing costs and advances of required payments relating to the loans, such as property insurance and HOA dues that are made to protect its investment in mortgage loans and to continue to service the acquired loans. Therefore, Residential’s loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred $4.6 million of interest expense (including amortization of deferred financing costs) on borrowings under its repurchase agreements for the year ended December 31, 2013. The interest rate on Residential’s financing under its repurchase agreements is subject to change with changes to the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause Residential’s contractual interest expense to increase. We also expect Residential’s interest expense to increase as its debt increases to fund and/or leverage its ownership of additional portfolios of sub-performing and non-performing loans and/or rental properties.

Related party general and administrative expenses

Residential and we incurred $3.8 million of related party general and administrative expenses for the year ended December 31, 2013 primarily consisting of due diligence costs related to the acquisition of loan portfolios.

General and administrative expenses

Residential and we incurred $18.4 million of general and administrative expenses for the year ended December 31, 2013 primarily consisting of salaries and benefits (including share-based compensation), professional fees and due diligence costs related to the acquisition of loan portfolio.

Net loss (income) attributable to noncontrolling interest in consolidated affiliate

We have recorded $39.6 million of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential’s net income for the year ended December 31, 2013.

Incentive management fees and expense reimbursements

We generated incentive management fees of approximately $4.9 million for the year ended December 31, 2013 in connection with the cash available for distribution from Residential in 2013. The incentive management fees have been eliminated under U.S. GAAP in consolidation. We generated $5.4 million of expense reimbursements from Residential for the year ended December 31, 2013 that also have been eliminated in consolidation. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Liquidity and capital resources

As of December 31, 2013, we had stand-alone cash and cash equivalents of $4.1 million. We believe this cash is sufficient to fund our operations since Residential has begun paying the incentive management fees to us as a result of paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of December 31, 2013 was $140.0 million, of which approximately $116.0 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including the purchase of residential mortgage loans, its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans and make distributions to its stockholders. Residential generally needs to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of December 31, 2013 also include $19.9 million attributable to NewSource, representing the cash invested by Residential and us into NewSource in October 2013.

Residential was initially funded with $100.0 million it received from Altisource in connection with its separation on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements, interest it receives from its portfolio of assets and cash generated from its operating results. Based on Residential’s current borrowings and leverage ratio, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year or less) liquidity requirements, including funding its current investment opportunities, paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses.

To date, under our management, Residential has used the proceeds of its equity offerings and the available funding under its repurchase agreements to finance its acquisition of its portfolio of residential mortgage loans and REO properties. Residential’s equity offerings and repurchase facilities are described below.

Equity Offerings

Since December 21, 2012, we have facilitated Residential’s completion of three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, Residential completed its second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, Residential completed its third public offering of 14,200,000 shares of common stock at $34.00 per share and received $467.6 million.

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential, through its subsidiaries, entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, Residential increased the maximum aggregate funding available under its repurchase agreements by an additional $325.0 million. The maximum aggregate funding available to Residential under these repurchase agreements is currently $750.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The repurchase agreement dated March 22, 2013 has an aggregate funding capacity of $100.0 million and matures on March 21, 2014. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and provides that provided that beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015 and provides that provided that beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. All obligations under the repurchase agreements are fully guaranteed by Residential. As of December 31, 2013, an aggregate of $602.4 million was outstanding under Residential’s repurchase agreements, and as of February 13, 2014, Residential had $703.1 million of borrowings outstanding under its repurchase agreements.

Under the terms of each repurchase agreement, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential’s operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on Residential’s behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the applicable repurchase agreement is subject to agreement between the lender and Residential and is based on a percentage of the market value or, in certain circumstances, the book value of the underlying mortgage asset and depends on its delinquency status. Residential’s cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. Residential is also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining positive profitability, a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential’s banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continues to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our consolidated cash flows ($ in thousands):

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012	Change
Net cash used in operating activities	$(21,825)	$(69)	$(21,756)
Net cash used in investing activities	(1,188,230)	—	(1,188,230)
Net cash provided by financing activities	1,245,041	105,083	1,139,958

Total cash flows	$34,986	$105,014	$(70,028)

The change in net cash used in operating activities for the year ended December 31, 2013 by Residential and us consisted primarily of net advances of insurance on delinquent loans, mortgage servicing fees, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the year ended December 31, 2013 consisted primarily of Residential’s investments in non-performing and sub-performing loan portfolios, partly offset by proceeds from the disposition of loans.

The change in net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of Residential’s net proceeds from the issuance of common stock, net borrowings under repurchase agreements, and payment of dividends.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2013 or 2012.

Contractual obligations

The following table sets forth a summary regarding Residential’s known contractual obligations, including required interest payments based on the principal outstanding and current interest rates, at December 31, 2013 ($ in thousands):

		Amount due during the year ending December 31,
Index	Total	2014	2015	2016
Repurchase agreements:
Principal (1)	$602,382	$85,364	$398,602	$118,416
Interest (2)	23,379	16,250	6,322	807

	$625,761	$101,614	$404,924	$119,223

(1)	Does not consider contractually available extension options for amounts due in 2015 and 2016.
(2)	Assumes interest rates as of December 31, 2013 remain in effect for the remaining term of the repurchase agreements.

Residential enters into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount Residential could be required to pay under these indemnification obligations is unlimited. Residential has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, Residential recorded no liabilities for these agreements as of December 31, 2013 or 2012.

Recent accounting pronouncements

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we were required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to Residential’s repurchase agreement in this annual report.

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since Residential’s accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

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

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

We believe that we have operated Residential in a manner in which Residential has complied and will continue to operate Residential in a manner that will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and intend to cause Residential to elect REIT status upon filing of its 2013 income tax return. Accordingly, we believe that Residential will not be subject to federal income tax beginning in the year ended December 31, 2013 on that portion of Residential’s REIT taxable income that is distributed to its stockholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

Mortgage loans

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is the purchase price it paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential’s investment performance.

We determine the purchase price for Residential’s mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in Residential’s, and therefore, our consolidated statements of operations.

Residential also recognizes unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when Residential has obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.

Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to Residential’s Investment Committee, which is a committee of Residential’s Chief Executive Officer and its Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Real estate impairment

With respect to Residential’s rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. Residential generally estimates the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

Residential properties

Upon the acquisition of real estate, generally through the completion of foreclosure, Residential records the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential’s initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of Residential’s operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of Residential’s allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer data, reviewing past due account balances, our analysis of customer personal profile and review past due account balances. If Residential’s assumptions regarding the collectability of receivables prove incorrect, it could experience losses in excess of its allowance for doubtful accounts. Rents receivable, net and deferred rents receivable, net are written-off when Residential has deemed that the amounts are uncollectible.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that Residential is currently exposed to are real estate price risk and interest rate risk. A substantial portion of Residential’s investments are, and we expect will continue to be, comprised of non-performing loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Price Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors; local real estate conditions, such as an oversupply of housing; construction quality, age and design; demographic factors and retroactive changes to building or similar codes. Decreases in property values could cause Residential to suffer losses which could be material depending on the change in value and number of properties.

Interest Rate Risk

Residential will be exposed to interest rate risk from its (a) acquisition and ownership of residential mortgage loans and (b) debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the residential mortgage loans and real estate underlying Residential’s portfolios as well as its financing interest rate expense.

We believe that a rising interest rate environment could have a positive net effect on Residential’s operations. Rising interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels. Even if Residential’s interest and operating expenses rise at the same rate as rents, its operating profit would still be expected to increase. Despite our beliefs, it is possible that the value of Residential’s real estate assets and its net income could decline in a rising interest rate environment to the extent that its real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying Residential’s portfolios. However, we may undertake risk mitigation activities with respect to Residential’s debt financing interest rate obligations. Residential’s debt financing is and may in the future be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of Residential’s financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on Residential’s debt.

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

Residential currently borrows funds at variable rates using secured financings in the form of repurchase agreements. As of December 31, 2013, Residential had $602.4 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $602.4 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $6.0 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data.

See index to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we refer to as the “2014 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2013. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits.

Exhibits

Exhibit Number	Description

2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed with the Commission on December 5, 2012).

3.2	First Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 filed with the Commission on December 5, 2012).

10.1	Support Services Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.2	Tax Matters Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.3	Asset Management Agreement, dated as of December 21, 2012, between Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.4	Trademark License Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.5	Subscription Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and NewSource Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.6	Technology Products Services Agreement, between Altisource Asset Management Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.7†	Altisource Asset Management Corporation 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.8†	Altisource Asset Management Corporation 2012 Special Equity Incentive Plan. (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.9*	Support Services Agreement, dated as of December 31, 2013, between Altisource Asset Management Corporation and Ocwen Financial Corporation.

21*	Schedule of Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

February 20, 2014	By:	/s/ Ashish Pandey
Ashish Pandey Chief Executive Officer

February 20, 2014	By:	/s/ Kenneth D. Najour
Kenneth D. Najour Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashish Pandey and Kenneth D. Najour and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ William C. Erbey	Chairman of the Board of Directors	February 20, 2014
William C. Erbey

/s/ Paul T. Bossidy	Director	February 20, 2014
Paul T. Bossidy

/s/ Cindy Gertz	Director	February 20, 2014
Cindy Gertz

/s/ Dale Kurland	Director	February 20, 2014
Dale Kurland

/s/ Robert C. Schweitzer	Director	February 20, 2014
Robert C. Schweitzer

/s/ Ashish Pandey Ashish Pandey	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2014

/s/ Kenneth D. Najour Kenneth D. Najour	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2014

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 13, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Altisource Asset Management Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from March 15, 2012 (date of inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from March 15, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 of the consolidated financial statements, the Company has significant related party transactions with Altisource Residential Corporation, Altisource Portfolio Solutions S.A., and Ocwen Financial Corporation.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 20, 2014

Altisource Asset Management Corporation

Consolidated Balance Sheets

($ in thousands)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets:
Land (from consolidated VIE)	$478	$—
Rental residential properties, net (from consolidated VIE)	3,092	—
Real estate owned (from consolidated VIE)	32,332	—

	35,902	—
Real estate assets held for sale (from consolidated VIE)	1,186	—
Mortgage loans (from consolidated VIE)	1,207,163	—
Cash and cash equivalents (including from consolidated VIE $115,988 and $100,005, respectively)	140,000	105,014
Restricted cash (from consolidated VIE)	5,878	—
Accounts receivable (from consolidated VIE)	1,428	—
Related party receivables (including from consolidated VIE $9,260 and $0, respectively)	9,260	361
Deferred leasing and financing costs, net (from consolidated VIE)	2,293	—
Prepaid expenses and other assets (including from consolidated VIE $1,542 and $6, respectively)	1,994	440

Total assets	1,405,104	105,815

Liabilities:
Repurchase agreements (from consolidated VIE)	602,382	—
Accounts payable and accrued liabilities (including from consolidated VIE $4,952 and $46, respectively)	6,872	406
Related party payables (including from consolidated VIE $1,409 and $54, respectively)	2,883	528

Total liabilities	612,137	934
Commitments and contingencies (Note 7)
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,354,774 and 2,343,213 shares issued and outstanding as of December 31, 2013 and 2012, respectively	24	23
Additional paid-in capital	12,855	4,993
Accumulated deficit	(5,339)	(46)

Total stockholders’ equity	7,540	4,970
Noncontrolling interest in consolidated affiliate	785,427	99,911

Total equity	792,967	104,881

Total liabilities and equity	$1,405,104	$105,815

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation

Consolidated Statements of Operations

($ in thousands)

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Rental revenues and net gain on investments:
Rental revenues	$36	$—
Net unrealized gain on mortgage loans	61,092	—
Net realized gain on mortgage loans	10,482	—

Total rental revenues and net gain on investments	71,610	—
Expenses:
Residential rental property operating expenses (Note 8)	767	—
Real estate depreciation and amortization	25	—
Mortgage loan servicing costs (Note 8)	10,418	—
Interest expense	4,568	—
General and administrative	18,449	135
Related party general and administrative (Note 8)	3,767	—

Total expenses	37,994	135
Other income	687	—

Net income	34,303	(135)
Net loss (income) attributable to noncontrolling interest in consolidated affiliate	(39,596)	89

Net loss attributable to common stockholders	$(5,293)	$(46)

Earnings per share of common stock – basic:
Earnings per share basic	$(2.26)	$(0.02)
Weighted average common stock outstanding – basic	2,346,993	2,343,213 (1)
Earnings per share of common stock – diluted:
Earnings per share diluted	$(2.26)	$(0.02)
Weighted average common stock outstanding – diluted	2,346,993	2,343,213 (1)

(1)	Shares weighted by period outstanding since the separation on December 21, 2012

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation

Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Common stock
	Number of shares	Amount	Additional paid- in capital	Accumulated deficit	Noncontrolling interest in consolidated affiliate	Total equity
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	2,343,213	23	4,977	—	—	5,000
Capital contribution from noncontrolling interest	—	—	—	—	100,000	100,000
Share-based compensation	—	—	16	—	—	16
Net loss	—	—	—	(46)	(89)	(135)

December 31, 2012	2,343,213	23	4,993	(46)	99,911	104,881
Issuance of common stock, including option exercises	11,561	1	20	—	—	21
Capital contribution from noncontrolling interest	—	—	—	—	659,007	659,007
Distribution from noncontrolling interest	—	—	—	—	(13,087)	(13,087)
Share-based compensation	—	—	7,842	—	—	7,842
Net income (loss)	—	—	—	(5,293)	39,596	34,303

December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$785,427	$792,967

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation

Consolidated Statements of Cash Flows

($ in thousands)

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Operating activities:
Net income	$34,303	$(135)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(61,092)	—
Net realized gain on mortgage loans	(10,482)	—
Real estate depreciation and amortization	25	—
Share-based compensation	7,842	16
Amortization of deferred financing costs	1,102	—
Changes in operating assets and liabilities:
Related party receivables	(515)	(361)
Prepaid expenses and other assets	(124)	3
Accounts payable and accrued liabilities	4,761	406
Related party payables	2,355	2

Net cash used in operating activities	(21,825)	(69)
Investing activities:
Investment in mortgage loans	(1,212,620)	—
Investment in real estate	(6,198)	—
Investment in renovations	(465)	—
Real estate tax advances to borrowers	(6,472)	—
Disposition of real estate	685	—
Mortgage loan dispositions	38,967	—
Mortgage loan payments	4,901	—
Acquisition-related deposits	(1,150)	—
Change in restricted cash	(5,878)	—

Net cash used in investing activities	(1,188,230)	—
Financing activities:
Issuance of common stock, including stock option exercises	935	5,000
Capital contribution from noncontrolling interest	659,007	100,000
Distribution to noncontrolling interest	(13,087)	—
Payment of tax withholdings on exercise of stock options	(914)	—
Proceeds from repurchase agreement	689,490	—
Repayments of repurchase agreement	(87,108)	—
Payment of deferred financing costs	(3,282)	—
Related party payables	—	83

Net cash provided by financing activities	1,245,041	105,083
Net increase in cash and cash equivalents	34,986	105,014
Cash and cash equivalents as of beginning of the period	105,014	—

Cash and cash equivalents as of end of the period	$140,000	$105,014

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,445	$—

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$31,014	$—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$9,812	$—
Acquisition-related payable	$1,209	$—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation

Notes to Consolidated Financial Statements

December 31, 2013

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as “inception.” Subsequent to our separation from Altisource on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. Our primary business is to provide asset management and certain corporate governance services to Altisource Residential Corporation, which we refer to as “Residential,” under a 15-year asset management agreement beginning December 21, 2012, which we refer to as the “Residential asset management agreement.” Residential is a Maryland corporation that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States.

Residential is currently our primary source of revenue and will drive our potential future growth. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fees,” that gives us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

We have concluded that Residential is a variable interest entity (“VIE”) because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements.

Additionally, we provide management services to NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. On December 21, 2012, we entered into a subscription agreement to invest $2.0 million to acquire 100% of the voting common stock of NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. Residential simultaneously entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. On October 17, 2013, we and Residential invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). We believe investment in NewSource complements Residential’s business strategy because the acquisition of residential mortgage loans requires a detailed analysis of the chain of title and typically involves the purchase of title insurance to ensure clear and marketable title to each property. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

On March 22, 2013, Residential entered into a master repurchase agreement, which we refer to as the “CS repurchase agreement,” with Credit Suisse First Boston Mortgage Capital LLC to finance the acquisition and ownership of residential mortgage loans and owned properties, which we refer to as “REO Properties.” The maximum funding available to Residential under the CS repurchase agreement is $100.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The CS repurchase agreement matures on March 21, 2014.

On May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of $309.5 million. Residential used the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement and for working capital.

On September 12, 2013, Residential entered into a Master Repurchase Agreement, which we refer to as the “DB repurchase agreement,” with Deutsche Bank AG, Cayman Islands Branch to finance the acquisition and ownership of residential mortgage loans and REO properties. On December 18, 2013 we increased the maximum funding available to Residential under the DB repurchase agreement to $250.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The DB repurchase agreement matures on March 11, 2016. After the first 18 months of the DB repurchase agreement, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On September 23, 2013, Residential entered into a Master Repurchase Agreement and Securities Contract, which we refer to as the “WF repurchase agreement,” with Wells Fargo Bank, National Association to finance the acquisition and ownership of residential mortgage loans and REO properties. On December 23, 2013 we increased the maximum funding available to Residential under the WF repurchase agreement to $400.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The WF repurchase agreement matures on March 23, 2015, subject to extension by Residential for an additional 12 months. After the first 18 months of the WF repurchase agreement, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On October 1, 2013, Residential completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. Residential used the majority of the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans and to fund its investment in NewSource. Residential intends to use the remaining proceeds of this offering to purchase additional portfolios of mortgage loans, pay servicing fees for its mortgage loan portfolios, renovate the single-family rental properties it acquires, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement and for working capital.

Because we were formed on March 15, 2012, our consolidated statements of operations and cash flows for the period ended December 31, 2012 do not include 12 full months of activity.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP.” All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Recently issued accounting standards

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we were required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangements related to Residential’s repurchase agreements in this annual report.

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since Residential’s accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

2. Summary of significant accounting policies

Cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Comprehensive income

Because comprehensive income (loss) equals net income (loss), separate statements of comprehensive income (loss) are not presented as part of our consolidated financial statements.

Concentration of credit risk

We maintain our cash and cash equivalents at banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Consolidations

The consolidated financial statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership in our capacity as general partner or managing member or by contract. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. As of December 31, 2012, we have concluded Residential is a variable interest entity because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. While the results of operations of consolidated entities are included in net income (loss) in our consolidated financial statements, net income (loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliates is recorded in our consolidated balance sheets and our consolidated statements of equity within the equity section but separate from our equity.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding for the period plus the dilutive effect of stock options and restricted stock outstanding using the treasury stock method and if converted method, respectively. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating.

Expense reimbursement and incentive management fee

Our primary business is asset management. In our role as asset manager we incur expenditures directly and indirectly related to managing Residential’s business which are contractually reimbursable to us. We allocate indirect costs (e.g. payroll and overhead) by estimating the time incurred for the benefit of each asset under management. We are not reimbursed for any compensation to Mr. Erbey in connection with his role as our Chairman.

We calculate the incentive management fee based on Residential’s contractually defined cash available for distribution. Pursuant to our asset management agreement with Residential, our incentive management fee structure entitles us to receive a share of Residential’s cash flow available for distribution to its stockholders. Accordingly, our incentive management fees, and therefore our stand-alone financial results, are highly dependent on Residential's ability to achieve positive operating results. If Residential does not generate taxable income that is distributable to its stockholders, then we will not be entitled to any incentive management fee.

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

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

We believe that we have operated Residential in a manner in which Residential has complied and will continue to operate Residential in a manner that will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and intend to cause Residential to elect REIT status upon filing of its 2013 income tax return. Accordingly, we believe that Residential will not be subject to federal income tax beginning in the year ended December 31, 2013 on that portion of Residential’s REIT taxable income that is distributed to its stockholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

Mortgage loans

Upon the acquisition of mortgage loans, Residential records the assets at fair value which is the purchase price it paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of Residential’s investment performance.

We determine the purchase price for Residential’s mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in Residential’s, and therefore, our consolidated statements of operations.

Residential also recognizes unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when Residential has obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.

Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to Residential’s Investment Committee, which is a committee of Residential’s Chief Executive Officer and its Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Real estate impairment

With respect to Residential’s rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. Residential generally estimates the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

Residential properties

Upon the acquisition of real estate, generally through the completion of foreclosure, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential’s initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of Residential’s operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable, net and deferred rents receivable, net are written-off when Residential has deemed that the amounts are uncollectible.

Restricted cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on Residential’s or our behalf, as applicable, such as escrows and reserves for debt service established pursuant to certain of our repurchase agreements.

3. Mortgage loans

Acquisitions

During the year ended December 31, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $122 million.

•	On August 6, 2013 and September 19, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $241 million.

•	On August 26, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $67 million.

•	On September 30, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $404 million.

•	On October 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $298 million.

•	On December 23, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $530 million.

Throughout this annual report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

During the year ended December 31, 2013, Residential expensed $2.9 million for due diligence costs related to these and other transactions, which are recorded in general and administrative and related party general administrative expenses.

Transfer of mortgage loans to real estate owned

During the year ended December 31, 2013, Residential transferred 228 mortgage loans at an aggregate fair value of $31.0 million, based on BPO, to real estate owned. Such transfer occurs when title to the real estate has been transferred to Residential.

Dispositions

During year ended December 31, 2013, Residential disposed of 211 mortgage loans primarily through short sales and foreclosure sales. As a result, Residential recorded $10.5 million of net realized gains on mortgage loans.

4. Real estate assets

Acquisitions

During the year ended December 31, 2013, Residential acquired 40 residential properties. These REO Properties were acquired as part of the loan portfolio acquisitions described in Note 3. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

Real estate held for use

As of December 31, 2013, Residential had 246 real estate assets held for use. As of December 31, 2013, 14 of these properties had been rented and were occupied by tenants, 11 were being listed for rent and 18 were in various stages of lease preparation. With respect to the remaining 203 REO properties, we are in the process of determining whether each property meets Residential’s rental profile. If the REO property meets Residential’s rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of December 31, 2013, Residential classified 16 properties having carrying value of $1.2 million as real estate held for sale as they do not meet Residential’s rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have no operations and, therefore, Residential is not presenting discontinued operations related to these properties.

Dispositions

During the year ended December 31, 2013, Residential disposed of four residential properties. There no significant gains or losses on these dispositions.

5. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that Residential measures at fair value by level within the fair value hierarchy as of December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163

Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$31,014

Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because Residential did not own any mortgage loans or residential properties and had no repurchase agreements at that time. Additionally, there have been no transfers between levels for the year ended December 31, 2013.

The carrying values of Residential’s and/or our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of mortgage loans is estimated using a pricing model internally developed by us. The fair value of transfers of mortgage loans to real estate owned is estimated using BPO’s. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to Residential currently in the market for similar floating rate debt.

The following table sets forth the changes in Residential’s level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

For the year ended December 31, 2013
Mortgage loans
Beginning balance	$—
Investment in mortgage loans	1,213,811
Net unrealized gain on mortgage loans	61,092
Net realized gain on mortgage loans	10,482
Mortgage loan dispositions	(48,779)
Mortgage loan payments	(4,901)
Real estate tax advances to borrowers	6,472
Transfer of mortgage loans to real estate owned	(31,014)

Ending balance	$1,207,163

Net unrealized gain on mortgage loans held	$61,092
Accumulated net unrealized gain on mortgage loans held	$61,092

There was no corresponding activity for level 3 assets for the year ended December 31, 2012 because Residential did not own any such assets at that time.

The following table sets forth the fair value of Residential’s mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency as of December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
Current	238	$31,649	$60,051	$52,506
30 days	26	2,087	4,492	3,763
60 days	23	3,376	5,683	4,738
90 days	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439

	8,054	$1,207,163	$2,099,608	$1,726,897

Residential did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of Residential’s mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of December 31, 2013:

Input	Range
Discount rate	15.0%
Annual change in home pricing index	-0.3% - 7.6%
Loan resolution probabilities — modification	0.00% - 22.3%
Loan resolution probabilities — rental	0.00% - 100.0%
Loan resolution probabilities — liquidation	0.00% - 100.0%
Loan resolution timelines (in years)	0.1 - 5.8
Value of underlying properties	$3,000 - $3,550,000

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because we did not own any mortgage loans at that time.

6. Repurchase agreements

Residential’s operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore we have concluded these are financing arrangements. As of December 31, 2013, the weighted average annualized interest rate on borrowings under Residential's repurchase agreements was 3.27%, excluding amortization of deferred financing costs. The following table sets forth data with respect to Residential's repurchase agreements as of December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Carrying value of collateral	Amount outstanding
Repurchase agreement due March 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	400,000	634,234	398,602
Repurchase agreement due March 11, 2016	250,000	205,328	118,416

	$750,000	$1,005,912	$602,382

The following table sets forth scheduled future principal payments due on Residential’s repurchase agreements as of December 31, 2013 ($ in thousands):

Years ending December 31,	Principal amount (1)
2014	$85,364
2015	398,602
2016	118,416

602,382

(1)	Does not consider contractually available extension options for amounts due in 2015 and 2016.

Under the terms of each repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, Residential’s operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on Residential’s behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential’s applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining positive quarterly earnings, a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential’s banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

7. Commitments and contingencies

Litigation, claims and assessments

Neither we nor Residential are currently the subject of any material legal or regulatory proceedings, and no material legal or regulatory proceedings have been threatened against Residential or us.

8. Related party transactions

During the year ended December 31, 2013, Residential acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64.4 million.

Asset Management Agreement with Residential

Upon completion of our separation and Residential’s separation from Altisource on December 21, 2012, we entered into a 15-year asset management agreement with Residential. Pursuant to the asset management agreement, we design and implement Residential’s business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential’s Board of Directors. We are responsible for, among other duties: (1) performing and administering all Residential’s day-to-day operations, (2) determining investment criteria through Residential’s Investment Policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing and performing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of Residential’s single-family rentals, (6) overseeing Ocwen’s servicing of its residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. Our management also has significant corporate governance experience to manage Residential’s business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services to any other party so long as Residential and its operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having investment objectives similar to those of Residential or its operating partnership, so long as our services to Residential and its operating partnership are not impaired thereby.

Incentive Management Fee

Under the asset management agreement, Residential pays us a quarterly incentive management fee as follows:

(i)	2% of all cash available for distribution by Residential to its stockholders and to us as incentive management fee, which we refer to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.193, then

(iii)	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.257, and thereafter

(iv)	50% of all additional available cash for the quarter.

in each case set forth in clauses (i) through (iv), as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend.

Residential distributes any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

Expense Reimbursement

Residential is required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incur or payments we make on Residential’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incur related to the asset management services we provides to Residential. We are not reimbursed for any compensation paid to Mr. Erbey in connection with his role as our Chairman.

Termination

Residential may not terminate the asset management agreement without cause during the first 24 months of its term. Following such 24-month period, Residential may terminate the asset management agreement without cause upon the determination of at least two-thirds of its independent directors that (i) there has been unsatisfactory performance by us that is materially detrimental to Residential, or (ii) the compensation payable to us under the asset management agreement is unreasonable, unless we agree to compensation that at least two-thirds of Residential’s independent directors determine is reasonable.

We may terminate the asset management agreement without cause by providing written notice to us no later than 180 days prior to December 21 of any year during the initial term or a renewal term, and the asset management agreement will terminate effective on the December 21 next following the delivery of such notice.

Residential will be required to pay us a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by Residential without cause, (ii) a termination by us as a result of Residential becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by us if Residential defaults in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by us during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Agreements with Altisource

Support Services Agreement

Under the support services agreement, Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. The support services agreement will extend for two years after the separation but may be terminated earlier under certain circumstances including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service or, with respect to statements of work entered into under the support services agreement, the amount set forth therein. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith). Altisource is required to submit statements of account on a monthly basis with respect to all amounts payable by us, setting out the support services provided and the amount billed as a result of providing such support services.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with AAMC expires or is terminated, the support services agreement will terminate within 30 days.

Technology Services Agreement

Under the technology services agreement, Altisource provides certain technology products and services to us, including telephone and network administration. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required.

Tax Matters Agreement

The tax matters agreement with Altisource sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from Altisource and related matters such as the filing of tax returns and the conduct of IRS and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and Altisource is responsible for taxes attributable to our business incurred prior to the separation.

Trademark License Agreement

Under the trademark license agreement, Altisource granted us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement has no specified term and may be terminated by either party upon 30 days’ written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Altisource” in our name will terminate.

In the event our asset management agreement with AAMC expires or is terminated, the trademark license agreement will terminate within 30 days.

Agreements with Ocwen

Support Services Agreement

Under the support services agreement, Ocwen provides us with business development services, as well as analytical services in connection with our management and valuation of Residential’s portfolio and administrative services in connection with the operation of our business The support services agreement may be terminated by either us or Ocwen upon thirty days prior notice. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service or, with respect to statements of work entered into under the support services agreement, the amount set forth therein. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith.

Aircraft Time Sharing Agreement with Ocwen

On November 15, 2013, we entered into an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen pursuant to which Ocwen will make its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period will directly correlate to our use of the aircraft in each period, which will vary depending on our needs and business use.

Sublease

We sublease approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements.

Our consolidated statements of operations included the following significant related party transactions ($ in thousands):

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012	Counter- party	Consolidated statements of operations location
Residential rental property operating expenses	$767	$—	Altisource	Residential rental property operating expenses
Mortgage loan servicing costs	$9,335	$—	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	$2,059	$—	Altisource	Related party general and administrative expenses
Office and occupancy costs	$256	$—	Ocwen	Related party general and administrative expenses
Salaries and benefits	$1,273	$—	Altisource/ Ocwen	Related party general and administrative expenses
Expense reimbursement	$5,411	$42	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Incentive management fee	$4,880	$—	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate

9. Incentive compensation and share-based payments

Long-Term Incentive Compensation

Our named executives and certain employees participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 0% to 150% of base salary. The officer’s actual incentive payment for the year is determined by (i) the Company’s performance versus the objectives established in the corporate scorecard (80%) and (ii) a performance appraisal (20%).

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

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2013
Stock options outstanding	281,221
Possible future issuances under equity incentive plan	148,392

429,613

As of December 31, 2013, we had 2,645,226 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of options	Weighted average exercise price per share
March 15, 2012 (inception) to December 31, 2012	—	$—
Granted	305,824	1.36

December 31, 2012	305,824	1.36
Exercised	(10,215)	1.89
Forfeited or canceled	(14,388)	5.87

December 31, 2013 (1), (2)	281,221	$1.11

(1)	The outstanding options as of December 31, 2013 had a weighted average remaining life of 5.0 years with total intrinsic value of $261.1 million.
(2)	We have 251,163 options exercisable as of December 31, 2013 with weighted average exercise price of $0.94, weighted average remaining life of 4.8 years and intrinsic value of $233.3 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2013.

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

Additionally, our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period. No dividends are paid on the shares until the award is issued. We recorded $0.2 million of compensation expense related to these grants for the year ended December 31, 2013. We recorded no similar expense in 2012.

The following table sets forth the activity of our restricted stock:

	Number of shares	Weighted average grant date fair value
December 31, 2012	205,512	$5.90
Granted (1)	32,667	70.16
Vested (2)	(660)	5.90
Forfeited or canceled	(8,765)	5.90

December 31, 2013 (3)	228,754	$15.32

(1)	The fair value at grant date of restricted stock issued during the year ended December 31, 2013 was $2.4 million.
(2)	The vesting date fair value of restricted stock that vested during the year ended December 31, 2013 was $0.2 million.
(3)	As of December 31, 2013, we had an aggregate of $22.1 million of total unrecognized share-based compensation costs which will be recognized over a weighted average remaining estimated term of 3.1 years.

Restricted stock granted to our employees

We calculate the grant date fair value of restricted stock using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Risk Free Interest Rate (a)	3.18%	2.81%
Common Stock Dividend Yield (b)	0%	0%
Expected Volatility (c)	36.31%	100%

(a)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.
(b)	At the date of grant, we had no history of dividend payments.
(c)	Based on the historical volatility of comparable companies, adjusted for our expected additional cash-flow volatility.

Restricted stock granted to Ocwen’s employees

As part of the separation, we granted restricted stock to employees of Ocwen. We calculate the fair value of non-employee restricted stock using a Monte Carlo simulation until each market hurdle is met. Once the market hurdle is met, we calculate the fair value based on the market value of shares quoted on the NYSE. The fair value is re-measured each accounting period with amortization of the resulting servicing expense over the vesting period. These instruments qualify for equity classification. The weighted average grant date fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

March 15, 2012 (inception) to December 31, 2012
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

10. Income taxes

We are domiciled in the United States Virgin Islands and under current United States Virgin Islands law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the United States Virgin Islands Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions of the certificate, we will receive a 90% exemption on our income taxes until 2043. From inception to December 31, 2012 we had future taxable income deductions (deferred tax assets) related to initial year expenditures, including the results of operations attributable to noncontrolling interest in consolidated affiliates. We have recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset as, due to the cumulative loss currently within the operation, management does not believe it is more likely than not that the deferred tax asset will be realized.

During the year ended December 31, 2013, Residential qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

The following table sets forth the sources of our net loss:

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
U.S. Virgin Islands	$(5,261)	$(33)
Other	(32)	(102)

Net loss	$(5,293)	$(135)

The following table sets forth the components of our deferred tax assets:

	December 31, 2013	December 31, 2012
Stock Compensation and Other	$377	$23
Accrued Expenses	4	28
Gross Deferred Tax Asset	381	51
Valuation Allowance	(381)	(51)

Net Deferred Tax Asset	$—	$—

The following table sets for the reconciliation of the statutory U.S. Virgin Islands income tax rate to our effective income tax rate:

	For the year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
U.S. Virgin Islands Income Tax Rate	(38.5)%	(38.5)%
State and Local Income Tax Rates	—%	(2.6)%
Excluded REIT income	40.5%	—%
EDC benefits	(4.8)%	—%
Rate Differential	3.9%	3.2%
Valuation Allowance	(1.1)%	37.9%

Effective Income Tax Rate	0%	—%

Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013. Residential recorded nominal state income tax expense in rental property operating expenses for the year ended December 31, 2013. There was no state income tax expense recorded by Residential in 2012.

11. Earnings per share

Because we incurred a net loss attributable to common stockholders for the year ended December 31, 2013 and December 31, 2012, basic and diluted earnings per share are equivalent for the periods. For the year ended December 31, 2013 and for the period from March 15, 2013 to December 31, 2012, there were 286,264 and 276,100 stock options, respectively, and 226,481 and 205,512 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive. The shares are weighted by period outstanding since the separation on December 21, 2012.

12. Segment information

Our primary business is to provide asset management and certain corporate governance services to Residential. Residential’s primary business is the acquisition and ownership of single-family rental assets. Residential’s primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgages. As a result, we operate in a single segment focused on the management of Residential’s resolution of sub-performing and non-performing mortgages with the intent to modify as many loans as possible to keep borrowers in their homes or own the collateral which is suitable as long-term rental properties.

13. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands):

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Total rental revenues and net gain on investments	$1,515	$8,884	$19,585	$41,626	$71,610
Net loss attributable to common stockholders	$(840)	$(1,499)	$(2,557)	$(397)	$(5,293)
Earnings per share of common stock – basic:
Earnings per share basic	$(0.36)	$(0.64)	$(1.09)	$(0.17)	$(2.26)
Earnings per share of common stock – diluted:
Earnings per share diluted	$(0.36)	$(0.64)	$(1.09)	$(0.17)	$(2.26)

	2012
	March 15 (inception) to March 31	Second quarter	Third quarter	Fourth quarter (1)	Total (1)
Total rental revenues and net gain on investments	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$—	$—	$—	$(46)	$(46)
Earnings per share of common stock – basic:
Earnings per share basic	$—	$—	$—	$(0.02)	$(0.02)
Earnings per share of common stock – diluted:
Earnings per share diluted	$—	$—	$—	$(0.02)	$(0.02)

(1)	Shares weighted by period outstanding since the separation on December 21, 2012.

14. Subsequent events

On January 2, 2014, Residential completed the acquisition of a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $94 million. We had agreed to acquire these mortgage loans pursuant to an agreement dated December 31, 2013.

On January 22, 2014, we completed a public offering of 14,200,000 shares of Residential’s common stock at $34.00 per share and Residential received net proceeds of $467.6 million. Residential intends to use the proceeds of this offering to purchase the remaining portfolios of mortgage loans that we had agreed to purchase in 2013, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to us under the asset management agreement and for working capital.

On January 28, 2014, Residential acquired a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $7 million.

On January 31, 2014, Residential acquired a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $792 million.

On February 20, 2014, Residential’s Board of Directors declared a cash dividend of $0.08 per share of its common stock, payable on March 10, 2014 to all shareholders of record as of the close of business on March 3, 2014. This additional dividend is intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for Residential’s REIT qualification purposes.

Altisource Asset Management Corporation

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2013

($ in thousands)

				Initial Cost to Company	Capitalized Costs after Acquisition	Gross Amount at which Carried at Close of Period (2)
State	No. of Props	Type	Encumb	Bldg & Land Improv	Improv Carrying Costs	Bldg & Land Improv Total	Acc Depr	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	1	SFR	$48	$90	$—	$90	$—	45	2013
Arizona	13	SFR	799	2,206	10	2,216	2	35	2013	3-27.5 years
Arkansas	1	SFR	—	203	—	203	—	17	2013
California	21	SFR	1,869	4,056	55	4,111	2	31	2013	3-27.5 years
Colorado	1	SFR	70	170	—	170	—	57	2013
Connecticut	2	SFR	265	491	—	491	—	40	2013
Florida	64	SFR	3,021	8,411	214	8,625	13	21	2013	3-27.5 years
Georgia	3	SFR	298	765	7	772	—	25	2013	3-27.5 years
Hawaii	1	SFR	40	67	—	67	—	24	2013
Illinois	29	SFR	1,485	4,388	69	4,457	2	44	2013	3-27.5 years
Indiana	7	SFR	339	980	31	1,011	1	34	2013	3-27.5 years
Kansas	1	SFR	49	94	—	94	—	92	2013
Kentucky	4	SFR	109	351	—	351	—	45	2013
Louisiana	3	SFR	53	216	9	225	—	35	2013
Maine	1	SFR	55	153	—	153	—	93	2013
Maryland	4	SFR	228	504	—	504	—	39	2013
Massachusetts	1	SFR	116	194	—	194	—	21	2013
Michigan	7	SFR	215	468	—	468	—	52	2013
Missouri	2	SFR	84	300	—	300	—	16	2013
Nevada	5	SFR	222	598	42	640	1	40	2013	3-27.5 years
New Jersey	6	SFR	217	743	—	743	—	90	2013
New Mexico	3	SFR	97	335	—	335	—	32	2013
New York	4	SFR	573	1,009	4	1,013	—	31	2013	3-27.5 years
North Carolina	22	SFR	1,162	2,517	12	2,529	—	45	2013	3-27.5 years
Ohio	7	SFR	355	957	—	957	—	27	2013
Oklahoma	2	SFR	111	209	—	209	—	16	2013
Pennsylvania	11	SFR	556	1,434	11	1,445	—	66	2013	3-27.5 years
South Carolina	3	SFR	59	318	27	345	2	12	2013	3-27.5 years
Tennessee	1	SFR	71	135	—	135	—	60	2013
Texas	10	SFR	355	1,033	94	1,127	2	21	2013	3-27.5 years
Utah	3	SFR	250	489	—	489	—	46	2013
Virginia	3	SFR	510	849	—	849	—	30	2013
Washington	1	SFR	72	140	—	140	—	33	2013
West Virginia	1	SFR	208	346	—	346	—	58	2013
Wisconsin	14	SFR	569	1,309	—	1,309	—	32	2013

Total (2)	262		14,530	36,528	585	37,113	25	35

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

For the year ended December 31, 2013
Real estate assets:
Beginning balance	$—
Acquisitions through foreclosure	31,014
Other acquisitions	6,198
Improvements	586
Cost of real estate sold	(685)

Ending balance (1)	$37,113

Accumulated depreciation:
Beginning balance	$—
Depreciation expense	25
Cost of real estate sold	—

Ending balance	$25

(1)	The aggregate cost for federal income tax purposes is $37.1 million as of December 31, 2013.

Altisource Asset Management Corporation

Schedule IV - Mortgage Loans on Real Estate

December 31, 2013

($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages (1)	Principal amount of loans subject to delinquent principal or interest
$0-49,999	63	2.375% - 13.875%	03/24/2014 -12/01/2040	$1,013	$2,118
$50,000-99,999	794	2.000% - 16.125%	09/01/2010 - 05/01/2051	30,679	58,181
$100,000-149,999	1,667	2.000% - 13.650%	02/01/2010 - 11/01/2053	114,844	198,753
$150,000-199,999	1,339	2.000% - 13.950%	05/01/2010 - 09/01/2053	125,922	222,205
$200,000-249,999	1,125	2.000% - 11.960%	06/01/2009 - 01/01/2057	136,013	240,679
$250,000+	3,066	1.000% - 12.375%	01/01/2010 - 09/01/2057	798,692	1,307,378

Total (2)	8,054			$1,207,163	$2,029,314

(1)	The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. The substantial majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.
(2)	The following table sets forth the activity of mortgage loans ($ in thousands):

For the year ended December 31, 2013
Mortgage loans
Beginning balance	$—
Investment in mortgage loans	1,213,811
Net unrealized gain on mortgage loans	61,092
Cost of mortgages sold	(38,297)
Mortgage loan payments	(4,901)
Real estate tax advances to borrowers	6,472
Transfer of mortgage loans to real estate owned	(31,014)

Ending balance	$1,207,163