Form 10-Q
period 2014-03-31
Altisource Asset Management Corp
filed 2014-04-29
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 25, 2014, 2,241,097 shares of our common stock were outstanding.

Altisource Asset Management Corporation
March 31, 2014

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

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	our ability to retain Residential as a client;

•	the failure of Altisource and Ocwen to effectively perform their obligations under their agreements with us and Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of April 25, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets:
Land (from consolidated VIE)	$1,367	$478
Rental residential properties, net (from consolidated VIE)	6,488	3,092
Real estate owned (from consolidated VIE)	121,895	32,332
	129,750	35,902
Real estate assets held for sale (from consolidated VIE)	4,224	1,186
Mortgage loans (from consolidated VIE)	1,766,142	1,207,163
Cash and cash equivalents (including from consolidated VIE $48,022 and $115,988, respectively)	280,466	140,000
Restricted cash (from consolidated VIE)	7,334	5,878
Accounts receivable (including from consolidated VIE $681 and $1,428, respectively)	926	1,428
Related party receivables (including from consolidated VIE $10,444 and $9,260, respectively)	10,560	9,260
Deferred leasing and financing costs, net (from consolidated VIE)	1,808	2,293
Prepaid expenses and other assets (including from consolidated VIE $353 and $1,542, respectively)	1,200	1,994
Total assets	$2,202,410	$1,405,104
Liabilities:
Repurchase agreements (from consolidated VIE)	$699,950	$602,382
Accounts payable and accrued liabilities (including from consolidated VIE $5,835 and $4,952, respectively)	8,250	6,872
Related party payables (including from consolidated VIE $359 and $1,409, respectively)	3,754	2,883
Total liabilities	711,954	612,137
Commitments and contingencies (Note 6)
Mezzanine Equity
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2014 and none issued or outstanding as of December 31, 2013; redemption value $250,000	248,886	—
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,396,203 and 2,353,963 shares issued and outstanding, respectively as of March 31, 2014 and 2,354,774 shares issued and outstanding as of December 31, 2013	24	24
Additional paid-in capital	16,189	12,855
Retained earnings	1,489	(5,339)
Treasury stock, at cost, 42,240 shares as of March 31, 2014 and none as of December 31, 2013	(44,565)	—
Total stockholders' equity	(26,863)	7,540
Noncontrolling interest in consolidated affiliate	1,268,433	785,427
Total equity	1,241,570	792,967
Total liabilities and equity	$2,202,410	$1,405,104

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013

Rental revenues and net gain on investments:
Rental revenues	$69	$—
Net unrealized gain on mortgage loans	65,130	1,128
Net realized gain on mortgage loans	9,321	387
Total revenues	74,520	1,515
Expenses:
Residential property operating expenses	1,050	—
Real estate depreciation and amortization	48	—
Mortgage loan servicing costs	11,437	392
Interest expense	5,708	42
General and administrative	5,955	2,698
Related party general and administrative	923	207
Total expenses	25,121	3,339
Other income	108	—
Net income (loss) before income taxes	49,507	(1,824)
Income tax expense	766	—
Net income (loss)	48,741	(1,824)
Net (income) loss attributable to noncontrolling interest in consolidated affiliate	(41,913)	984
Net income (loss) attributable to common stockholders	$6,828	$(840)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$2.88	$(0.36)
Weighted average common stock outstanding – basic	2,367,202	2,343,213
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$2.39	$(0.36)
Weighted average common stock outstanding – diluted	2,856,079	2,343,213

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$785,427	$792,967
Issuance of common stock, including option exercises	41,429	—	18	—	—	—	18
Repurchase of 42,240 shares of common stock	—	—	—	—	(44,565)	—	(44,565)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,491	468,491
Distribution to noncontrolling interest	—	—	—	—	—	(27,398)	(27,398)
Share-based compensation	—	—	3,316	—	—	—	3,316
Net income (loss)	—	—	—	6,828	—	41,913	48,741
March 31, 2014	2,396,203	$24	$16,189	$1,489	$(44,565)	$1,268,433	$1,241,570

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343.213	$23	$4,993	$(46)	$—	$99,911	$104,881
Share-based compensation	—	—	214	—	—	—	214
Net income (loss)	—	—	—	(840)	—	(984)	(1,824)
March 31, 2013	2,343,213	$23	$5,207	$(886)	$—	$98,927	$103,271

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Operating activities:
Net income	$48,741	$(1,824)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(65,130)	(1,128)
Net realized gain on mortgage loans	(9,321)	(387)
Net realized gain on real estate	(55)	—
Real estate depreciation, amortization and other non-cash charges	403	—
Amortization of deferred financing costs	608	30
Share-based compensation	3,316	214
Changes in operating assets and liabilities:
Accounts receivable	502	—
Related party receivables	(53)	518
Prepaid expenses and other assets	(530)	(360)
Accounts payable and accrued liabilities	1,118	711
Related party payables	871	(200)
Net cash used in operating activities	(19,530)	(2,426)
Investing activities:
Investment in mortgage loans	(611,357)	(88,257)
Investment in real estate	—	(278)
Investment in renovations	(447)	—
Real estate tax advances to borrowers	(6,259)	—
Mortgage loan dispositions	32,775	88
Mortgage loan payments	3,129	—
Disposition of real estate	734	—
Change in restricted cash	(1,456)	—
Net cash used in investing activities	(582,881)	(88,447)
Financing activities:
Proceeds from issuance of preferred stock	250,000	—
Cost of issuance of preferred stock	(1,114)	—
Issuance of common stock, including stock option exercises	2,732	—
Repurchase of common stock	(44,565)	—
Payment of tax withholdings on exercise of stock options	(2,714)	—
Cost of issuance of common stock	—	(73)
Capital contribution from noncontrolling interest	468,491	—
Distribution to noncontrolling interest	(27,398)	—
Proceeds from repurchase agreement	127,664	12,926
Repayments of repurchase agreement	(30,096)	—
Payment of deferred financing costs	(123)	(1,100)
Net cash provided by financing activities	742,877	11,753
Net increase/(decrease) in cash and cash equivalents	140,466	(79,120)
Cash and cash equivalents as of beginning of the period	140,000	105,014
Cash and cash equivalents as of end of the period	$280,466	$25,894

Supplemental disclosure of cash flow information
Cash paid for interest	$4,736	$—
Transfer of mortgage loans to real estate owned	$96,528	$156
Changes in accrued for equity issuance costs	$183	$370
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$1,247	$1,858

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as “inception.” Subsequent to our separation from Altisource Portfolio Solutions S.A. ("Altisource") on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. Our primary business is to provide asset management and certain corporate governance services to Altisource Residential Corporation, which we refer to as “Residential” under a 15-year asset management agreement beginning December 21, 2012, which we refer to as the “Residential asset management agreement.” Residential is a Maryland corporation that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States.

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

Additionally, we provide management services to NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. In October 2013, we invested $2.0 million in 100% of the common stock of NewSource and Residential invested $18.0 million in the non-voting preferred stock of NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

Since December 21, 2012, Residential has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, Residential completed a public offering of 17,250,000shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, Residential completed its second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, Residential completed its third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, Residential increased the maximum aggregate funding available under its repurchase agreements by an additional $325.0 million. The maximum aggregate funding available to us under these repurchase agreements as of March 31, 2013 was $750.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. On April 21, 2014, we increased the aggregate maximum borrowing capacity under the repurchase agreement dated as of March 22, 2013 from $100.0 million to $200.0 million, subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015. All obligations under the repurchase agreements are fully guaranteed by Residential. As of March 31, 2014, an aggregate of $700.0 million was outstanding under Residential’s repurchase agreements.

On March 18, 2014, we closed a private placement for the issuance and sale of an aggregate of 250,000 shares of our Series A Convertible Preferred Stock to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for aggregate proceeds of $250.0 million. We intend to use the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million of our common stock.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

Preferred stock

During the first quarter of 2014 we issued $250.0 million of convertible preferred stock. All of the outstanding shares of preferred stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of preferred stock may cause us to redeem all the shares of preferred stock held by such holder at a redemption price equal to $1,000 per share, which could result in a redemption not solely under our control. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of shares of Series A Preferred Stock will not be entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share, subject to certain anti-dilution adjustments.

Upon a change of control or upon a liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

(i)    $1,000 plus the aggregate amount of each cash dividend paid on the number of shares of Common Stock into which such share of Series A Preferred Stock was convertible on each ex-dividend date for such dividend; and
(ii)    the number of shares of Common Stock into which the Series A Preferred Stock is then convertible multiplied by the then current market price of the Common Stock.

The Series A Preferred Stock confers no voting rights to holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series A Preferred Stock or as otherwise required by applicable law.

With respect to the distribution of assets upon the liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to our common stock and on parity with all other classes of preferred stock that may be issued by us in the future.

Recently issued accounting standards

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.

2. Mortgage loans

Acquisitions

During the three months ended March 31, 2014, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On January 2, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.

•	On January 28, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $7 million.

•	On January 31, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $792 million.

•	On February 28, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $8 million.

During the three months ended March 31, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value underlying properties of $39 million.

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

During the three months ended March 31, 2014 and 2013, we expensed $0.5 million and $0.4 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three months ended March 31, 2014 and 2013, Residential transferred 637 mortgage loans and one mortgage loan, respectively, at an aggregate fair value based on broker price opinions ("BPOs"), of $96.5 million and $0.2 million respectively, to real estate owned. Such transfers occur when title to the real estate has been received by Residential.

Dispositions

During the three months ended March 31, 2014 and 2013, Residential disposed of 116 and 10 mortgage loans, respectively, primarily through short sales, refinancing, and foreclosure sales. In connection with these disposition, Residential recorded $9.3 million and $0.4 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three months ended March 31, 2014, Residential did not acquire any REO properties as part of their portfolio acquisitions. During the three months ended March 31, 2013, Residential acquired six residential properties. These REO properties were acquired as part of the loan portfolio acquisitions described in Note 2. The aggregate purchase price attributable to these acquired REO properties was $0.3 million.

Real estate held for use

As of March 31, 2014, Residential had 852 REO properties held for use. Of these properties, 35 of these properties had been rented, 17 were being listed for rent and 48 were in various stages of renovation. With respect to the remaining 752 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized and title transferred to Residential. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of March 31, 2013, Residential had seven REO properties held for use, all of which were in the process of our determining whether these properties would meet our rental profile. If a REO property meets Residential's rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of March 31, 2014, Residential classified 44 properties having carrying value of $4.2 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of March 31, 2013, Residential had no real estate held for sale. None of these properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three months ended March 31, 2014, Residential disposed of two residential properties. Residential did not dispose of any residential properties during the three months ended March 31, 2013

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
March 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,766,142
Nonrecurring basis (assets)
Real estate assets held for sale			$4,928
Transfer of mortgage loans to real estate owned	$—	$—	$96,528
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$699,950	$—
December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale			$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

Residential has not transferred any assets from one level to another level during the three months ended March 31, 2014 or December 31, 2013.

The carrying values of Residential's and our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables, preferred stock, and investment in New Source are equal to or approximate fair value. The fair value of mortgage loans is estimated using our proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Mortgage loans
Beginning balance at December 31	$1,207,163	$—
Investment in mortgage loans	612,508	88,257
Net unrealized gain on mortgage loans	65,130	1,128
Net realized gain on mortgage loans	9,321	387
Mortgage loan dispositions and payments	(39,458)	(1,946)
Real estate tax advances to borrowers	8,006	—
Transfer of mortgage loans to real estate owned	(96,528)	(156)
Ending balance at March 31	$1,766,142	$87,670

Net unrealized gain on mortgage loans held	$38,197	$1,128

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
March 31, 2014
Current	329	$44,280	$86,860	$76,452
30	25	2,838	5,238	4,995
60	20	2,446	4,046	4,068
90	2,120	326,308	566,858	483,245
Foreclosure	9,015	1,390,270	2,386,927	1,945,606
Mortgage loans	11,509	$1,766,142	$3,049,929	$2,514,366
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage Loans	8,054	$1,207,163	$2,099,608	$1,726,897

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of March 31, 2014 and December 31, 2013:

Input	March 31, 2014	December 31, 2013
Discount rate	15.0%	15.0%
Annual change in home pricing index	-0.3% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 22.3%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $6,343,000	$3,000 - $3,550,000

5. Repurchase agreements

Residential's operating partnership has entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore it has concluded these are financing arrangements. As of March 31, 2014, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.08%. The following table sets forth data with respect to Residential's repurchase agreements as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
March 31, 2014
Repurchase agreement due April 21, 2014(1)	$100,000	$158,576	$76,800
Repurchase agreement due March 23, 2015	$400,000	678,779	400,000
Repurchase agreement due March 11, 2016	$250,000	396,916	223,150
	$750,000	$1,234,271	$699,950
December 31, 2013
Repurchase agreement due April 21, 2014(1)	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	400,000	634,234	398,602
Repurchase agreement due March 11, 2016	250,000	205,328	118,416
	$750,000	$1,005,912	$602,382
________________
(1) This repurchase agreement was amended to increase the maximum borrowing capacity and extend the term to April 20, 2015. See Note 12 - Subsequent events.

Under the terms of the repurchase agreements, as collateral for the funds Residential draws thereunder, Residential's operating partnership will sell to the lender the mortgage assets or equity interests in its statutory trust subsidiaries that own the mortgage assets on its behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. Residential does not collateralize any of its repurchase facilities with cash.

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

6. Commitments and contingencies

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no material legal or regulatory proceedings have been threatened against us.

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$1,050	$—	Altisource	Residential property operating expenses
Mortgage loan servicing costs	$10,490	$392	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	$111	$183	Altisource	Related party general and administrative expenses
Office and occupancy costs	$74	$24	Ocwen	Related party general and administrative expenses
Salaries and benefits	$517	$—	Altisource/Ocwen	Related party general and administrative expenses
Expense reimbursements	$1,780	$895	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	$10,911	$—	Residential	Net loss(income) attributable to noncontrolling interest in consolidated affiliate

During the three months ended March 31, 2013, Residential acquired a portfolio from Ocwen Financial Corporation ("Ocwen") of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

8. Share-based payments

During the three months ended March 31, 2014 and 2013, we granted 8,765 and 32,197 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $791.27 and $63.98, respectively.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the three months ended March 31, 2014 and 2013, we granted no share-based payments to directors.

We recorded $3.3 million and $0.2 million of compensation expense related to these grants for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, we had an aggregate $30.0 million and $6.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 3.20 years and 5.20 years, respectively.

9. Income taxes

We are domiciled in the United States Virgin Islands and under current United States Virgin Islands law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the United States Virgin Islands Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions of the certificate, we will receive a 90% exemption on our income taxes until 2043. From inception to December 31, 2012 we had future taxable income deductions (deferred tax assets) related to initial year expenditures, including the results of operations attributable to noncontrolling interest in consolidated affiliates. Previously, we had recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset; however, due to year-to-date actual activity and forecasted income, management believes it is more likely than not that the majority of the deferred tax asset will be realized and therefore the valuation allowance was substantially eliminated.

As of March 31, 2014 and 2013, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the three months ended March 31, 2014 and 2013. Residential recorded nominal state and local tax expense on income and property for the three months ended March 31, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Numerator
Net income (loss)	$6,828	$(840)

Denominator
Weighted average common stock outstanding – basic	2,367,202	2,343,213
Stock options using treasury method	273,778	—
Restricted stock	183,988	—
Preferred shares if converted	31,111	—
Weighted average common stock outstanding – diluted	2,856,079	2,343,213

Earnings (loss) per basic share	$2.88	$(0.36)
Earnings (loss) per diluted share	$2.39	$(0.36)

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

11. Segment information

Our primary business is to provide asset management and certain corporate governance services to Residential. Residential's primary business is the acquisition and ownership of single-family rental assets. Residential's primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. As a result, we operate in a single segment focused on the management of Residential's resolution of sub-performing and non-performing mortgages with the intent to modify as many loans as possible to keep borrowers in their homes or own the collateral which is suitable as long-term rental properties.

12. Subsequent events

On April 21, 2014, Residential increased the aggregate maximum borrowing capacity under the repurchase agreement, dated as of March 22, 2013 with Credit Suisse First Boston Mortgage Capital LLC from $100.0 million to $200.0 million, subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. All other terms and conditions of the repurchase agreement remain the same in all material respects. The obligations under the repurchase agreement continue to be fully guaranteed by Residential.

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

We have a capital light operating strategy. Residential is currently our primary source of revenue and will drive our potential future growth. The asset management agreement with Residential entitles us to “incentive management fees,” that give us a share of Residential’s cash flow available for distribution to its stockholders, as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

On March 18, 2014, we closed a private placement for the issuance and sale of an aggregate of 250,000 shares of our Series A Convertible Preferred Stock, to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for aggregate proceeds of $250.0 million. We intend to use the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock.

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

In its initial fifteen months of operations, we advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

In 2013, Residential acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REOs, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During first quarter 2014, Residential acquired portfolios consisting of an aggregate of 4,207 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.1 billion and an aggregate market value of underlying properties of $901 million. The aggregate purchase price for these portfolios was $612.8 million.

During 2013 and the first quarter of 2014, Residential modified an aggregate of 182 mortgage loans, converted an aggregate of 862 mortgage loans into REO properties and disposed of an aggregate of 327 mortgage loans and REO properties through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of March 31, 2014, Residential's portfolio consisted of 11,509 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.0 billion and an aggregate market value of underlying properties of $2.5 billion. We also had 896 REO properties with an aggregate carrying value of $134.0 million, of which 35 REO properties were rented and 17 were being listed for rent or prepared for rental.

In March 2014, Residential agreed to acquire a portfolio consisting of 915 residential mortgage loans and REO properties with an aggregate UPB of approximately $221.2 million and aggregate property values of $180.0 million. The UPB for the REO properties is based on the last UPB of each mortgage loan prior to its conversion to REO. Subject to satisfactory due diligence results and final agreement on terms, we anticipate that Residential will consummate this transaction in the second quarter of 2014. There can be no assurance that Residential will acquire this portfolio in whole or in part on a timely basis or at all.

To date, Residential has acquired its non-performing loan portfolios through direct acquisitions from institutions such as banks, HUD and private equity funds.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next several years as banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan sales offered for sale by banks, HUD and private equity funds, among others. We believe that the distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions Residential to be selected as the buyer of diverse portfolios of such loans since Residential is not geographically constrained. Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.”

Metrics Affecting Our Consolidated Results

As described above, our operating results depend heavily on Residential’s operating results. Residential’s results are affected by various factors, some of which are beyond our control, including the following:

Revenues

Residential’s revenues primarily consist of the following:

i.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marks the properties to the most recent market value (less estimated selling costs in the case of REO held for sale). The difference between the carrying value of the asset at the time of conversion and most recent market value, based on BPOs, is recorded in Residential's statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and its operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.
Net unrealized gains from the change in fair value of loans. On a monthly basis Residential adjusts its loans to fair value by evaluating the fair value of the underlying property, the expected timeline and probabilities of loan resolution and expected market yield. The change in fair value of loans is recorded in our statement of operations as net unrealized gain on mortgage loans. Residential employs various loan resolution methodologies with respect to our residential mortgage loans including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of these net unrealized gains. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

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

As a greater number of Residential’s REO are renovated and deemed suitable for rental, we expect a greater portion of its revenues will be rental revenues. We believe the key variables that will affect Residential’s rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of Residential’s leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

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

Other factors affecting our consolidated results

We expect Residential’s results of operations to be affected by various additional factors, many of which are beyond our control, including the following:

Acquisitions

Residential’s operating results will depend on our ability to source sub-performing and non-performing loans. We believe that there is currently a large supply of sub-performing and nonperforming mortgage loans available to Residential for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

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

Resolution Activities

	First quarter 2013	First quarter 2014
Mortgage Loans
Beginning balance	—	8,054
Acquisitions	684	4,207
Dispositions	(10)	(116)
Conversions to REO	(1)	(637)
Reversions to mortgage loans (1)	—	1
Ending balance	673	11,509

Modifications	—	81

Real Estate Owned
Beginning balance	—	262
Acquisitions	6	—
Dispositions	—	(2)
Conversions to REO	1	637
Reversions to mortgage loans	—	(1)
Ending balance	7	896

Leased	—	35
Renovations complete	—	17
Renovations in process	—	48
Evaluating strategy/held for sale	7	796
	7	896

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

During 2013, Residential acquired portfolios of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 8,491 mortgage loans and 40 REOs with approximately $2.2 billion of UPB and approximately $1.8 billion in aggregate market value of underlying properties.

On January 2, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 650 loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties.

On January 28, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 66 loans with approximately $7 million of UPB and approximately $7 million in aggregate market value of underlying properties.

On January 31, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 3,421 loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties.

On February 28, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 70 loans with approximately $8 million of UPB and approximately $8 million in aggregate market value of underlying properties.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions through March 31, 2014 as Residential’s “Current Portfolio.”

Residential’s mortgage loans become REO properties when it has obtained title to the property through completion of the foreclosure process. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of March 31, 2014, Residential had 896 REO properties. The aggregate fair value of these 896 REO properties as of March 31, 2014 was approximately $134.0 million, or approximately 7% of the total fair value of its Current Portfolio.

As of March 31, 2014, 35 of Residential’s 896 REO properties had been rented and were occupied by tenants, 17 were being listed for rent, 48 were in varying stages of renovation and 44 were being held for sale. With respect to the remaining 752 REO properties, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized and title transferred to Residential. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of March 31, 2013, Residential had seven REO properties held for use and were in the process of determining whether these properties would meet their rental profile. If a REO property meets Residential’s rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential’s rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The following table sets forth a summary of our REO properties as of March 31, 2014 ($ in thousands):

State	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	3	$775	15
Arizona	34	6,010	19
Arkansas	3	369	42
California	106	27,791	40
Colorado	9	1,561	22
Connecticut	5	935	49
Delaware	3	485	29
Florida	193	27,204	23
Georgia	12	1,670	26
Hawaii	1	67	24
Idaho	1	175	30
Illinois	101	14,802	40
Indiana	30	3,327	38
Kansas	11	942	49
Kentucky	8	802	39
Louisiana	6	587	41
Maine	5	587	68
Maryland	12	1,901	47
Massachusetts	6	856	93
Michigan	30	3,457	43
Minnesota	23	4,085	37
Missouri	4	525	17
Nebraska	2	212	103
Nevada	9	1,497	20
New Hampshire	1	158	33
New Jersey	13	1,623	84
New Mexico	17	1,729	22
New York	7	1,318	56
North Carolina	75	8,189	26
Ohio	34	3,808	42
Oklahoma	7	772	23
Oregon	2	458	25
Pennsylvania	18	2,506	50
South Carolina	8	762	20
Tennessee	6	573	33
Texas	15	1,916	23
Utah	9	1,488	34
Vermont	1	185	113
Virginia	4	973	30
Washington	2	256	38
West Virginia	2	416	41
Wisconsin	58	6,222	54
Total	896	$133,974	35
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of Residential’s Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Current Portfolio for acquisitions completed through March 31, 2014 was 68.0% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table below provides a summary of the residential mortgage loans in Residential’s Current Portfolio based on the respective UPB and respective values as of March 31, 2014 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	66	$6,462	$10,449	$8,691	200.3%
Alaska	3	678	687	963	76.2%
Arizona	220	37,823	59,479	48,286	135.6%
Arkansas	62	4,068	7,221	5,891	141.0%
California	1679	517,391	755,931	686,525	123.6%
Colorado	70	12,118	16,289	15,594	114.3%
Connecticut	117	15,066	30,907	24,981	149.2%
Delaware	58	6,918	11,494	9,801	132.4%
Dist. of Columbia	39	9,291	12,001	13,049	104.9%
Florida	2176	282,668	528,190	381,094	157.6%
Georgia	344	32,241	59,391	43,529	154.2%
Hawaii	47	11,502	20,890	20,210	110.8%
Idaho	29	3,719	5,973	4,898	135.1%
Illinois	516	56,715	122,137	85,683	205.2%
Indiana	369	28,489	44,432	40,775	120.6%
Iowa	11	693	1,262	986	134.6%
Kansas	28	2,329	3,374	3,138	122.0%
Kentucky	92	7,420	11,256	10,254	119.5%
Louisiana	22	2,249	3,454	3,578	106.7%
Maine	27	3,532	5,885	5,421	119.1%
Maryland	538	72,926	147,248	111,326	151.2%
Massachusetts	257	40,483	73,061	65,146	126.2%
Michigan	123	11,946	20,708	16,130	178.7%
Minnesota	76	10,249	16,593	13,613	134.2%
Mississippi	29	2,228	3,697	3,163	133.6%
Missouri	113	7,028	13,883	10,165	172.8%
Montana	5	512	824	720	121.5%
Nebraska	10	1,204	1,860	1,586	121.1%
Nevada	221	35,436	65,205	44,944	164.4%
New Hampshire	19	2,634	4,497	3,992	124.3%
New Jersey	927	128,431	283,001	208,227	162.3%
New Mexico	99	8,090	14,328	12,421	123.6%
New York	573	99,085	195,463	181,247	124.2%
North Carolina	347	32,630	51,785	44,161	128.9%

North Dakota	1	99	123	138	89.5%
Ohio	181	14,065	25,850	21,019	155.1%
Oklahoma	33	3,379	4,732	4,641	108.3%
Oregon	110	17,874	31,342	28,396	117.3%
Pennsylvania	379	39,079	70,061	56,451	140.4%
Puerto Rico	2	99	224	251	118.3%
Rhode Island	97	7,811	23,095	12,324	221.7%
South Carolina	236	21,117	36,318	29,383	139.2%
South Dakota	5	432	743	695	107.8%
Tennessee	101	11,146	16,574	15,102	121.6%
Texas	272	28,352	37,008	38,522	103.5%
Utah	113	17,685	24,905	23,239	113.9%
Vermont	9	900	1,606	1,622	101.8%
Virginia	105	23,000	34,766	32,359	118.5%
Washington	396	73,859	114,298	101,408	123.3%
West Virginia	7	637	1,076	858	134.2%
Wisconsin	149	12,153	23,999	17,499	169.8%
Wyoming	1	$201	$354	$271	131.0%
Total mortgage loans	11,509	$1,766,142	$3,049,929	$2,514,366	142.0%
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

Summary Management Reporting Information

In addition to evaluating our consolidated financial performance, we also evaluate the operations of AAMC on a stand-alone basis because our financial statements consolidate the results of Residential and NewSource under U.S. GAAP. We also look at our stand-alone results because the effect of amounts received from Residential and NewSource are still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to our noncontrolling interest in Residential.

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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended March 31, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Revenues and net gain on investments:
Rental revenues	$69	$—	$—	$—	$69
Net unrealized gain on mortgage loans	65,130	—	—	—	65,130
Net realized gain on mortgage loans	9,321	—	—	—	9,321
Incentive management fee	—	—	10,911	(10,911)	—
Expense reimbursements	—	—	1,780	(1,780)	—
Total revenues	74,520	—	12,691	(12,691)	74,520
Expenses:
Residential property operating expenses	1,050	—	—	—	1,050
Real estate depreciation and amortization	48	—	—	—	48
Mortgage loan servicing costs	11,437	—	—	—	11,437
Interest expense	5,708	—	—	—	5,708
General and administrative	1,392	30	4,533	—	5,955
Related party general and administrative	12,632	311	671	(12,691)	923
Total expenses	32,267	341	5,204	(12,691)	25,121
Other income	108	—	—	—	108
Income (loss) before income taxes	42,361	(341)	7,487	—	49,507
Income tax expense	448	—	318	—	766
Net income (loss)	41,913	(341)	7,169	—	48,741
Net (income) loss attributable to noncontrolling interest in consolidated affiliate	—	—	—	(41,913)	(41,913)
Net income (loss) attributable to common stockholders	$41,913	$(341)	$7,169	$(41,913)	$6,828

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended March 31, 2013
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Revenues and net gain on investments:
Rental revenues	$—	$—	$—	$—	$—
Net unrealized gain on mortgage loans	1,128	—	—	—	1,128
Net realized gain on mortgage loans	387	—	—	—	387
Expense reimbursements	—	—	895	(895)	—
Total revenues	1,515	—	895	(895)	1,515
Expenses:
Mortgage loan servicing costs	392	—	—	—	392
Interest expense	42	—	—	—	42
General and administrative	987	—	1,711	—	2,698
Related party general and administrative	1,078	—	24	(895)	207
Total expenses	2,499	—	1,735	(895)	3,339
Net income (loss)	(984)	—	(840)	—	(1,824)
Net (income) loss attributable to noncontrolling interest in consolidated affiliate	—	—	—	984	984
Net income (loss) attributable to common stockholders	$(984)	$—	$(840)	$984	$(840)

Altisource Asset Management Corporation
Consolidating Balance Sheet
March 31, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate assets:
Land	$1,367	$—	$—	$—	$1,367
Rental residential properties, net	6,488	—	—	—	6,488
Real estate owned	121,895	—	—	—	121,895
	129,750	—	—	—	129,750
Real estate assets held for sale	4,224	—	—	—	4,224
Mortgage loans	1,766,142	—	—	—	1,766,142
Cash and cash equivalents	48,022	19,892	212,552	—	280,466
Restricted cash	7,334	—	—	—	7,334
Accounts receivable	681	—	245	—	926
Related party receivables	10,444	—	12,308	(12,192)	10,560
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	1,808	—	—	—	1,808
Prepaid expenses and other assets	353	25	822	—	1,200
Total assets	1,986,758	19,917	227,927	(32,192)	2,202,410
Liabilities:
Repurchase agreements	699,950	—	—	—	699,950
Accounts payable and accrued liabilities	5,835	17	2,398	—	8,250
Related party payables	12,540	320	3,086	(12,192)	3,754
Total liabilities	718,325	337	5,484	(12,192)	711,954
Commitments and contingencies
Preferred stock	—	—	248,886	—	248,886
Equity:
Common stock	571	—	24	(571)	24
Additional paid-in capital	1,226,927	20,000	16,189	(1,246,927)	16,189
Retained earnings/(accumulated deficit)	40,935	(420)	1,909	(40,935)	1,489
Treasury stock	—	—	(44,565)	—	(44,565)
Total stockholders' equity	1,268,433	19,580	(26,443)	(1,288,433)	(26,863)
Noncontrolling interest in consolidated affiliate	—	—	—	1,268,433	1,268,433
Total equity	1,268,433	19,580	(26,443)	(20,000)	1,241,570
Total liabilities and equity	$1,986,758	$19,917	$227,927	$(32,192)	$2,202,410

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2013
(In thousands, unaudited)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate assets:
Land	$478	$—	$—	$—	$478
Rental residential properties, net	3,092	—	—	—	3,092
Real estate owned	32,332	—	—	—	32,332
	35,902	—	—	—	35,902
Real estate assets held for sale	1,186	—	—	—	1,186
Mortgage loans	1,207,163	—	—	—	1,207,163
Cash and cash equivalents	115,988	19,923	4,089	—	140,000
Restricted cash	5,878	—	—	—	5,878
Accounts receivable	1,428	—	—	—	1,428
Related party receivables	9,260	—	4,486	(4,486)	9,260
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	2,293	—	—	—	2,293
Prepaid expenses and other assets	1,542	—	452	—	1,994
Total assets	1,398,640	19,923	11,027	(24,486)	1,405,104
Liabilities:
Repurchase agreement	602,382	—	—	—	602,382
Accounts payable and accrued liabilities	4,952	—	1,920	—	6,872
Related party payables	5,879	—	1,490	(4,486)	2,883
Total liabilities	613,213	—	3,410	(4,486)	612,137
Commitments and contingencies
Equity:
Common stock	423	—	24	(423)	24
Additional paid-in capital	758,584	20,000	12,855	(778,584)	12,855
Retained earnings (accumulated deficit)	26,420	(77)	(5,262)	(26,420)	(5,339)
Total stockholders' equity	785,427	19,923	7,617	(805,427)	7,540
Noncontrolling interest in consolidated affiliate	—	—	—	785,427	785,427
Total equity	785,427	19,923	7,617	(20,000)	792,967
Total liabilities and equity	$1,398,640	$19,923	$11,027	$(24,486)	$1,405,104

Primary driver of our stand-alone operating results

As described above under “— Factors affecting our consolidated results,” our incentive management fees will be directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential's mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Residential will affect our ability to generate incentive management fees, which is our sole source of income other than the reimbursement of our expenses pursuant to the Residential asset management agreement. As Residential generates taxable income, our incentive management fees will provide us with a share of Residential's cash available for distribution to its stockholders. If there is a decline in the cash distributable by Residential to its stockholders in any period, or if Residential is unable to make distributions to its stockholders in any period, the amount of our incentive management fees would be adversely affected.

Results of operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2014 and 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three months ended March 31, 2014 versus March 31, 2013

Rental revenues

Residential's rental revenues increased to $69 thousand for the three months ended March 31, 2014 from no rental revenue for the three months ended March 31, 2013. We expect Residential to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Residential's rental revenues will be dependent primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be one to two years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans increased to $65.1 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The increase was primarily related to an increase in the number of loans. The net unrealized gains for the three months ended March 31, 2014 can be broken down into the following components:

•
First, Residential recognized $23.6 million for the three months ended March 31, 2014 in unrealized gains driven by a material change in loan status. The amount of unrealized gains due to a change in loan status for the three months ended March 31, 2013 was nominal. During the three months ended March 31, 2014 and 2013, Residential converted 637 mortgage loans and 1 mortgage loan to REO status, respectively. Upon conversion of these mortgage loans to REO, Residential marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•
Second, Residential recognized $41.6 million and $1.1 million unrealized gains for the three months ended March 31, 2014 and 2013, respectively, in unrealized gains from the net increase in the fair value of loans during the period subsequent to acquisition. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through Residential's acquisitions, its loan portfolio has grown from 8,054 loans at December 31, 2013 to 11,509 loans at March 31, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gains on mortgage loans increased to $9.3 million for the three months ended March 31, 2014 from $0.4 million for the three months ended March 31, 2013. Residential disposed of 116 mortgage loans in the three months ended March 31, 2014 and 10 mortgage loans in the three months ended March 31, 2013, primarily from short sales and foreclosure sales.

Residential property operating expenses

Residential incurred $1.0 million of residential property operating expenses for the three months ended March 31, 2014 compared to no residential property operating expenses for the same period in 2013. Residential expects to incur increasing residential property operating expenses in the remainder of 2014 upon converting its mortgage loans to, and owning, residential properties. Residential's residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred a nominal amount of real estate depreciation and amortization for the three months ended March 31, 2014 versus no real estate depreciation for the three months ended March 31, 2013. We expect Residential to incur increasing real estate depreciation and amortization in 2013 upon converting its mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Mortgage loan servicing costs

Residential incurred $11.4 million and $0.4 million of mortgage loan servicing costs primarily for servicing and foreclosure fees and advances of residential property insurance and servicer fees for the three months ended March 31, 2014 and 2013, respectively. Residential incurs mortgage loan servicing and foreclosure costs as it services and/or forecloses on loans and it pay for advances relating to the loans on payment of items such as property insurance and HOA dues that are made to protect our investment in mortgage loans and to continue to service the acquired loans. Residential's loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred $5.7 million and a nominal amount of interest expense due to borrowings under our repurchase agreement for the three months ended March 31, 2014 and 2013, respectively. The interest rate on Residential's financing under its repurchase agreements is subject to change with changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios of sub-performing and non-performing loans and rental properties.

General and administrative expenses

General and administrative expenses increased to $6.0 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013, primarily due to an increase in salaries and benefits attributable to the hiring of additional personnel to provide services on behalf of Residential and higher professional fees and acquisition costs related to purchases of mortgage loan portfolios.

Related party general and administrative expenses

Residential and we incurred $0.9 million and $0.2 million of related party general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively, primarily consisting of increased personnel costs attributable to additional services provided on behalf of our business and due diligence costs related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

We have recorded $41.9 million and $1.0 million of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income for the three months ended March 31, 2014 and 2013, respectively, because although we consolidate Residential, we have no ownership in Residential.

Incentive management fees and expense reimbursements

We recorded incentive management fees of approximately $10.9 million for the three months ended March 31, 2014 in connection with the cash available for distribution from Residential. No incentive management fees were received from

Residential for the three months ended March 31, 2013. The incentive management fees have been eliminated under U.S. GAAP in consolidation. We recorded $1.8 million and $0.9 million of expense reimbursements from Residential and NewSource that also have been eliminated in consolidation for the three months ended March 31, 2014 and 2013, respectively. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Liquidity and capital resources

As of March 31, 2014, we had stand-alone cash and cash equivalents of $212.6 million, which reflects the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock for aggregate proceeds of $250.0 million on March 18, 2014. We intend to use the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. In connection with the foregoing, the Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock. As of March 31, 2014, a total of $44.4 million of common stock have been repurchased under this program.

We believe this cash is sufficient to fund our operations since Residential has begun paying the incentive management fees to us as a result of paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of March 31, 2014 was $280.5 million, of which approximately $48.0 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans and make distributions to its stockholders. Residential generally needs to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of March 31, 2014 also include $19.9 million attributable to NewSource, representing the cash invested by Residential and us into NewSource in October 2013.

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

Equity Offerings

Since December 21, 2012, we have facilitated Residential’s completion of three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, Residential completed a public offering of 17,250,000 shares of its common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, Residential completed its second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, Residential completed its third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential, through its subsidiaries, entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, Residential increased the maximum aggregate funding available under its repurchase agreements by an additional $325.0 million. On April 21, 2014, we increased the aggregate maximum borrowing capacity under the repurchase agreement dated as of March 22, 2013 from $100.0 million to $200.0 million, subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and includes a provision that beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015. The maximum aggregate funding available to Residential under these repurchase agreements is currently $850.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. All obligations under the repurchase agreements are fully guaranteed by Residential. As of March 31, 2014, an aggregate of $700.0 million was outstanding under Residential’s repurchase agreements, and as of April 25, 2014, an aggregate of $692.8 million was outstanding under Residential's repurchase agreements.

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

The repurchase agreements, as amended, require Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the repurchase agreements contain customary events of default.

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential’s banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

The following table sets forth data with respect to Residential's repurchase agreements as of and for the three months ended March 31, 2014, March 31, 2013 and December 31, 2013 ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Three months ended December 31, 2013
Balance at end of period	$699,950	12,926	$602,382
Maximum month-end balance outstanding during the period	703,147	12,926	602,382
Weighted average quarterly balance	666,132	1,436	364,665

Residential’s repurchase agreements provide for the lenders to finance the its portfolio at advance rates (or purchase prices) ranging from 40% to 70% of the “asset value” of the mortgage loans and REO properties. Under the repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to Residential in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, Residential would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements from December 31, 2013 to March 31, 2014 relate primarily to funds Residential drew down under a repurchase facility in January 2014 to complete its acquisitions of portfolios of mortgage loans. As a result of the January 2014 funding, Residential's overall advance rate under the repurchase agreements decreased slightly from 59.9% at December 31, 2013 to 56.7% at March 31, 2014. Residential does not collateralize any of its repurchase facilities with cash.

Treasury shares

At March 31, 2014, a total of $44.4 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Change
Net cash used in operating activities	$(19,530)	$(2,426)	$(17,104)
Net cash used in investing activities	(582,881)	(88,447)	(494,434)
Net cash provided by financing activities	742,877	11,753	731,124
Total cash flows	$140,466	$(79,120)	$219,586

The change in net cash used in operating activities for the three months ended March 31, 2014 and 2013 by Residential and us consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of Residential's investments in non-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the three months ended March 31, 2013 consisted primarily of Residential's investments in non-performing loan portfolios. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the three months ended March 31, 2014 included proceeds of $250.0 million from the issuance of our preferred stock and payments for share repurchases of $44.4 million under our share repurchase program. In addition, the change in net cash provided by financing activities for the three months ended March 31, 2014 included Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. The change in net cash provided by financing activities for the three months ended March 31, 2013 consisted primarily of Residential's net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of March 31, 2014.

Recent accounting pronouncements
In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.
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

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

We believe that we have operated Residential in a manner in which Residential has complied and will continue to operate Residential in a manner that will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013. Residential elected REIT status upon filing of its 2013 income tax return. Accordingly, we believe that Residential will not be subject to federal income tax beginning in the year ended December 31, 2013 on that portion of Residential’s REIT taxable income that is distributed to its stockholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

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

Residential also recognizes unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when Residential has obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

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

Residential properties, net

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

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of Residential’s allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable, our analysis of customers’ personal profile and review of past due account balances. Rents receivable, net and deferred rents receivable, net are written-off when Residential has deemed that the amounts are uncollectible.

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

Residential currently borrows funds at variable rates using secured financings. At March 31, 2014, Residential had $700.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $700.0 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.0 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2013. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At March 31, 2014, we have remaining approximately $255.6 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending March 31, 2014.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs(1)
				$300,000
March 1 - March 31, 2014	44,405	$1,051.25	44,405	255,595
Total	44,405	$1,051.25	44,405	$255,595
__________
(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Private Offering of Series A Convertible Preferred Stock

On March 18, 2014, we closed a private placement for the issuance and sale of an aggregate of 250,000 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, for aggregate proceeds of $250.0 million.

We intend to use, and have been using, the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, our Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of common stock.

The Series A Preferred Stock was offered and sold pursuant to an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933. Barclays served as our exclusive placement agent in connection with the transaction.

We have agreed to file, within 45 days following the closing date, a registration statement for the purpose of registering the resale of the Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock.

On March 18, 2014, we filed a certificate of designations to create the Series A Preferred Stock (the “Certificate of Designations”) with the Office of the Lieutenant Governor, Division of Corporations and Trademarks of the United States Virgin Islands. The Certificate of Designations, which forms a part of our Amended and Restated Articles of Incorporation, specifies the terms of the Series A Preferred Stock as set forth below.

The holders of shares of Series A Preferred Stock will not be entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share, subject to certain anti-dilution adjustments.

We are required to redeem all outstanding shares of the Series A Preferred Stock for cash on March 15, 2044 (the “mandatory redemption date”). Prior to the mandatory redemption date, we will have the right to redeem all, but not less than all, of the Series A Preferred Stock for cash on March 15, 2020 and on each successive five year anniversary of March 15, 2020 occurring prior the mandatory redemption date (each such date, an “early redemption date”). Each holder of the Series A Preferred Stock will also have the right to require us to redeem on each early redemption date all, but not less than all, the Series A Preferred Stock held by such holder. In each case, the redemption price will equal $1,000 per share.

Upon a change of control or upon a liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

(i)    $1,000 plus the aggregate amount of each cash dividend paid on the number of shares of Common Stock into which such share of Series A Preferred Stock was convertible on each ex-dividend date for such dividend; and
(ii)    the number of shares of Common Stock into which the Series A Preferred Stock is then convertible multiplied by the then current market price of the Common Stock.

The Series A Preferred Stock confers no voting rights to holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series A Preferred Stock or as otherwise required by applicable law.

With respect to the distribution of assets upon the liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to our common stock and on parity with all other classes of preferred stock that may be issued by us in the future.

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

3.3
Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2014).

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

Altisource Asset Management Corporation
Date:	April 29, 2014	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer