Form 10-Q
period 2014-06-30
Altisource Asset Management Corp
filed 2014-07-22
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 18, 2014, 2,242,672 shares of our common stock were outstanding (excluding 194,198 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2014

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and in our quarterly report on Form 10-Q for the first quarter of 2014

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 18, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Real estate held for use:
Land (from consolidated VIE)	$3,875	$478
Rental residential properties (net of accumulated depreciation of $172 and $24, respectively - from consolidated VIE)	14,917	3,092
Real estate owned (from consolidated VIE)	231,013	32,332
Total real estate held for use, net	249,805	35,902
Real estate assets held for sale (from consolidated VIE)	27,572	1,186
Mortgage loans (from consolidated VIE)	2,024,028	1,207,163
Mortgage loans held for investment (from consolidated VIE)	144,009	—
Cash and cash equivalents (including from consolidated VIE $130,758 and $115,988, respectively)	204,642	140,000
Restricted cash	10,269	5,878
Accounts receivable (including from consolidated VIE $631 and $1,428, respectively)	955	1,428
Related party receivables (from consolidated VIE)	12,608	9,260
Deferred leasing and financing costs, net (from consolidated VIE)	3,457	2,293
Prepaid expenses and other assets (including from consolidated VIE $260 and $1,542, respectively)	1,678	1,994
Total assets	$2,679,023	$1,405,104
Liabilities:
Repurchase agreements (from consolidated VIE)	$1,271,483	$602,382
Accounts payable and accrued liabilities (including from consolidated VIE $7,459 and $4,952, respectively)	10,679	6,872
Related party payables (including from consolidated VIE $4,078 and $1,409, respectively)	4,911	2,883
Total liabilities	1,287,073	612,137
Commitments and contingencies (Note 6)	—	—
Mezzanine Equity
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2014 and none issued or outstanding as of December 31, 2013; redemption value $250,000	248,824	—
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,436,870 and 2,242,672 shares issued and outstanding, respectively as of June 30, 2014 and 2,354,774 shares issued and outstanding as of December 31, 2013	24	24
Additional paid-in capital	15,610	12,855
Retained earnings (accumulated deficit)	14,657	(5,339)
Treasury stock, at cost, 194,198 shares as of June 30, 2014 and none as of December 31, 2013	(197,673)	—
Total stockholders' equity	(167,382)	7,540
Noncontrolling interest in consolidated affiliate	1,310,508	785,427
Total equity	1,143,126	792,967
Total liabilities and equity	$2,679,023	$1,405,104

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Rental revenues and net gain on mortgage loans:
Rental revenues	$181	$—	$250	$—
Net unrealized gain on mortgage loans	105,042	7,165	170,172	8,293
Net realized gain on mortgage loans	10,819	1,719	20,140	2,106
Total rental revenues and net gain on mortgage loans	116,042	8,884	190,562	10,399
Expenses:
Residential property operating expenses	3,253	84	4,303	84
Real estate depreciation and amortization	103	—	151	—
Mortgage loan servicing costs	16,925	1,242	28,362	1,634
Interest expense	6,945	654	12,653	696
General and administrative	7,421	3,369	13,376	6,067
Related party general and administrative	2,675	—	3,598	207
Total expenses	37,322	5,349	62,443	8,688
Other income	2,101	193	2,209	193
Income before income taxes	80,821	3,728	130,328	1,904
Income tax (benefit) expense	(191)	—	575	—
Net income	81,012	3,728	129,753	1,904
Net income attributable to noncontrolling interest in consolidated affiliate	(67,782)	(5,227)	(109,695)	(4,243)
Net income (loss) attributable to common stockholders	$13,230	$(1,499)	$20,058	$(2,339)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$5.87	$(0.64)	$8.68	$(1.00)
Weighted average common stock outstanding – basic	2,255,278	2,343,462	2,310,931	2,343,338
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$4.60	$(0.64)	$7.00	$(1.00)
Weighted average common stock outstanding – diluted	2,874,906	2,343,462	2,865,185	2,343,338

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$785,427	$792,967
Issuance of common stock, including option exercises	82,096	—	20	—	—	—	20
Treasury shares repurchased	—	—	—	—	(197,673)	—	(197,673)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,391	468,391
Distribution from noncontrolling interest	—	—	—	—	—	(53,118)	(53,118)
Amortization of preferred stock issuance costs	—	—	—	(62)	—	—	(62)
Share-based compensation	—	—	2,735	—	—	113	2,848
Net income	—	—	—	20,058	—	109,695	129,753
June 30, 2014	2,436,870	$24	$15,610	$14,657	$(197,673)	$1,310,508	$1,143,126

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343.213	$23	$4,993	$(46)	$—	$99,911	$104,881
Issuance of common stock, including option exercises	2,212	—	2	—	—	—	2
Capital contribution from noncontrolling interest	—	—	—	—	—	309,591	309,591
Share-based compensation	—	—	1,294	—	—	—	1,294
Net income (loss)	—	—	—	(2,339)	—	4,243	1,904
June 30, 2013	2,345,425	$23	$6,289	$(2,385)	$—	$413,745	$417,672

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Operating activities:
Net income	$129,753	$1,904
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(170,172)	(8,293)
Net realized gain on mortgage loans	(20,140)	(2,106)
Net realized gain on sale of real estate	(1,293)	—
Real estate depreciation, amortization and other non-cash charges	3,373	—
Share-based compensation	2,848	1,294
Amortization of deferred financing costs	1,109	322
Changes in operating assets and liabilities:
Accounts receivable	473	—
Related party receivables	4,952	724
Prepaid expenses and other assets	(1,008)	(280)
Accounts payable and accrued liabilities	2,234	1,012
Related party payables	2,028	234
Net cash used in operating activities	(45,843)	(5,189)
Investing activities:
Investment in mortgage loans	(1,056,493)	(168,165)
Investment in real estate	(27,569)	(278)
Investment in renovations	(1,700)	(22)
Real estate tax advances	(14,368)	—
Mortgage loan dispositions	70,379	5,940
Mortgage loan payments	7,951	1,122
Disposition of real estate	3,466	—
Acquisition-related deposits	—	(20,142)
Change in restricted cash	(4,391)	—
Net cash used in investing activities	(1,022,725)	(181,545)
Financing activities:
Proceeds from issuance of preferred stock	250,000	—
Cost of issuance of preferred stock	(1,176)	—
Issuance of common stock, including stock option exercises	3,155	123
Repurchase of common stock	(197,673)	—
Payment of tax withholdings on exercise of stock options	(3,135)	(121)
Cost of issuance of common stock	—	—
Capital contribution from noncontrolling interest	468,391	310,254
Distribution to noncontrolling interest	(53,118)	—
Proceeds from repurchase agreement	749,240	79,761
Repayments of repurchase agreement	(80,139)	(79,289)
Payment of deferred financing costs	(2,335)	(1,162)
Net cash provided by financing activities	1,133,210	309,566
Net increase in cash and cash equivalents	64,642	122,832
Cash and cash equivalents as of beginning of the period	140,000	105,014
Cash and cash equivalents as of end of the period	$204,642	$227,846

Supplemental disclosure of cash flow information
Cash paid for interest	$10,496	$375
Transfer of mortgage loans to real estate owned	$220,971	$4,399
Transfer of real estate owned to mortgage loans	$3,594	$—
Changes in accrued equity issuance costs	$1,746	$663
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$4,796	$3,583
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
June 30, 2014
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

Since its separation from Altisource, Residential has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, Residential completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, Residential completed its second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, Residential completed its third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under each of these repurchase agreements was increased at least one time.

For the repurchase agreement entered into on March 22, 2013, Residential amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

For the repurchase agreement dated September 23, 2013, Residential amended it on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. The maturity date of the repurchase agreement is March 23, 2015. Residential has the option to extend this agreement for an additional year with no additional funding.

Following the amendments to Residential's repurchase agreements, the maximum aggregate funding available to Residential under these repurchase agreements as of June 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2014, an aggregate of $1.3 billion was outstanding under Residential's repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by Residential.

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. We used a portion of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. We intend to use the remaining proceeds to repurchase from time to time additional shares of our common stock and for other corporate purposes. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million of our common stock.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

Preferred stock

During the first quarter of 2014, we issued $250.0 million of convertible preferred stock. All of the outstanding shares of preferred stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of preferred stock may cause us to redeem all the shares of preferred stock held by such holder at a redemption price equal to $1,000 per share. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

Upon a change of control or upon a liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

(i)    $1,000 plus the aggregate amount of cash dividends paid on the number of shares of Common Stock into which such share of Series A Preferred Stock was convertible on each ex-dividend date for such dividends; and
(ii)    the number of shares of Common Stock into which the Series A Preferred Stock is then convertible multiplied by the then current market price of the Common Stock.

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

Treasury Stock

We account for repurchased common stock under the cost method and include such treasury stock as a component of total shareholders’ equity. We have repurchased shares of our common stock (i) under our Board approval to repurchase up to $300.0 million in shares of our common stock and (ii) upon our withholding of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of our restricted stock.

Loans held for investment

Loans held for investment consist of re-performing residential mortgage loans acquired from others. We do not originate loans. Each acquired loan is evaluated at acquisition to determine if the loan is impaired.

Acquired distressed re-performing residential mortgage loans that have evidence of deteriorated credit quality at the time of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Topic 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults. At each balance sheet date, Residential evaluates the pool of loans to determine whether the present value derived using the effective interest rate has decreased and, if so, recognizes a provision for loan loss. For any significant increases in cash flows expected to be collected, Residential adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Recently issued accounting standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the quarter ended June 30, 2014, Residential agreed to acquire an aggregate of 3,269 non-performing loans with an aggregate market value of underlying properties of $900.3 million. On June 27, 2014, Residential acquired 1,116 of these non-performing loans with an aggregate market value of underlying properties of $375.3 million for an aggregate purchase price of

$235.0 million. On May 1, 2014, Residential also completed the acquisition of a portfolio of 664 non-performing mortgage loans and REO properties with an aggregate property value of $126.6 million for an aggregate purchase price of $92.7 million. Residential had previously agreed to purchase an aggregate of 915 non-performing mortgage loans and REO properties in this portfolio in March 2014. Subject to satisfactory due diligence results and final agreement on terms, Residential anticipates completing the acquisition of the remaining portions of these portfolios in the third quarter of 2014.

During the six months ended June 30, 2014, Residential’s total completed acquisitions consisted of an aggregate of 5,797 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.6 billion and an aggregate market value of underlying properties of $1.4 billion. The aggregate purchase price for these acquisitions was $940.5 million.

During the three and six months ended June 30, 2014, Residential recognized $2.4 million and $2.9 million, respectively, for due diligence costs related to these and other transactions in general and administrative and related party general and administrative expense.

During the six months ended June 30, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value of underlying properties of $122 million.

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

Acquisition of loans held for investment

During the three and six months ended June 30, 2014, Residential agreed to acquire an aggregate of 1,105 re-performing loans with an aggregate market value of underlying properties of $327.9 million. On June 27, 2014, Residential acquired 879 of these re-performing loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Subject to satisfactory due diligence results and final agreement on terms, Residential anticipates completing the acquisition of the remaining portions of this portfolio in the third quarter of 2014.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing residential mortgage loans acquired in June 2014 have common risk characteristics and are being accounted for as a single loan pool. Under ASC 310-30 Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults. For the three and six months ended June 30, 2014, Residential recognized no provision for loan loss nor any adjustments to the amount of the accretable yield.

The purchase price of the loans acquired during the three months ended June 30, 2014 is considered to be the fair value at the time of acquisition. The following table presents information regarding the estimates of the contractually required payments and the cash flows expected to be collected ($ in thousands):

June 30, 2014
Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009

Transfer of mortgage loans to real estate owned

During the three months ended June 30, 2014 and 2013, Residential transferred 907 and 33 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs"), of $124.4 million and $4.2 million respectively. Such transfers occur when the foreclosure sale is complete.

During the six months ended June 30, 2014 and 2013, Residential transferred 1,544 and 34 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $221.0 million and $4.4 million respectively.

Dispositions

During the three months ended June 30, 2014 and 2013, Residential disposed of 135 and 28 mortgage loans, respectively, primarily through short sales, refinancing, and foreclosure sales. In connection with these dispositions, Residential recorded $10.8 million and $1.7 million, respectively, of net realized gains on mortgage loans.

During the six months ended June 30, 2014 and 2013, Residential disposed of 251 and 38 mortgage loans, respectively, primarily through short sales, refinancing, and foreclosure sales. In connection with these dispositions, Residential recorded $20.1 million and $2.106 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three and six months ended June 30, 2014, Residential acquired 190 REO properties as part of their portfolio acquisitions. During the six months ended June 30, 2013, Residential acquired six REO properties. Residential acquired no REO properties during the three months ended June 30, 2013. The aggregate purchase price attributable to these acquired REO properties was $27.6 million in the first six months of 2014 and $0.3 million in the first six months of 2013.

Real estate held for use

As of June 30, 2014, Residential had 1,766 REO properties held for use. Of these properties, 102 of these properties had been rented, 40 were being listed for rent and 140 were in varying stages of renovation. With respect to the remaining 1,484 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of December 31, 2013, Residential had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. As of June 30, 2013, Residential had 40 REO properties held for use, for all of which we were in the process of determining whether the properties would meet the rental profile. If a REO property meets Residential's rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of June 30, 2014, Residential classified 192 properties having carrying value of $27.6 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2013, Residential had 16 REO properties having an aggregate carrying value of $1.2 million held for sale, and as of June 30, 2013, Residential had eight REO properties having a aggregate carrying value of $0.9 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three and six months ended June 30, 2014, Residential disposed of 22 and 24 residential properties, respectively. Residential did not dispose of any residential properties during the six months ended June 30, 2013.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that Residential measures at fair value by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
June 30, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$2,024,028
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$28,710
Transfer of real estate owned to mortgage loans	$—	$—	$3,594
Transfer of mortgage loans to real estate owned	$—	$—	$220,971
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for investment	$—	$—	$144,009
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	$1,271,483	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

Residential has not transferred any assets from one level to another level during the three or six months ended June 30, 2014. Additionally there have been no transfers between levels for the year ended December 31, 2013.

The carrying values of Residential's and our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables, preferred stock, and investment in New Source are equal to or approximate fair value. The fair value of mortgage loans is estimated using our proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The purchase price of mortgage loans held for investment which were acquired with evidence of deteriorated credit quality is considered to be the fair value at the time of acquisition. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Mortgage loans
Beginning balance	$1,766,142	$87,670	$1,207,163	$—
Investment in mortgage loans	300,503	79,908	913,011	168,165
Net unrealized gain on mortgage loans	105,042	7,165	170,172	8,293
Net realized gain on mortgage loans	10,819	1,719	20,140	2,106
Mortgage loan dispositions and payments	(44,314)	(8,699)	(83,772)	(10,645)
Real estate tax advances to borrowers	4,716	—	12,722	—
Transfer of real estate owned to mortgage loans	5,563	—	5,563	—
Transfer of mortgage loans to real estate owned	(124,443)	(4,243)	(220,971)	(4,399)
Ending balance at June 30	$2,024,028	$163,520	$2,024,028	$163,520

Net unrealized gain on mortgage loans held	$70,623	$7,165	$108,820	$8,293

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying Value	Unpaid principal balance	Market value of underlying properties
June 30, 2014
Current	659	$85,322	$152,956	$146,861
30	43	7,100	11,177	11,420
60	32	4,875	7,007	8,117
90	2,312	384,350	635,463	587,819
Foreclosure	9,024	1,542,381	2,465,697	2,097,710
Mortgage loans	12,070	$2,024,028	$3,272,300	$2,851,927
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage Loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of Residential's re-performing mortgage loans held for investment, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
June 30, 2014
Current	866	$142,283	$204,963	$268,161
30	9	1,374	1,656	2,286
60	3	161	217	239
90	1	191	229	391
Mortgage loans held for investment	879	$144,009	$207,065	$271,077

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of June 30, 2014 and December 31, 2013:

Input	June 30, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.2% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 22.3%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $4,100,000	$3,000 - $3,550,000

5. Repurchase agreements

Residential's operating partnership has entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore it has concluded these are financing arrangements. As of June 30, 2014, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.03%. The following table sets forth data with respect to Residential's repurchase agreements as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
June 30, 2014
Repurchase agreement due April 20, 2015 (1)	$375,000	$608,977	$324,381
Repurchase agreement due March 23, 2015	1,030,000	1,145,345	731,415
Repurchase agreement due March 11, 2016	250,000	405,348	215,687
	$1,655,000	$2,159,670	$1,271,483
December 31, 2013
Repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	400,000	634,234	398,602
Repurchase agreement due March 11, 2016	250,000	205,328	118,416
	$750,000	$1,005,912	$602,382
_____________

(1)	The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

Under the terms of the repurchase agreements, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential's operating partnership will sell to the applicable lender equity interests in its Delaware statutory trust subsidiaries that owns the applicable underlying assets on its behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require Residential, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest based on LIBOR or at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. Residential does not collateralize any of its repurchase facilities with cash.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well. In addition, the repurchase agreements contain customary events of default. Residential is restricted by the terms of its repurchase agreements from paying dividends greater than its REIT taxable income in a calendar year.

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

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$3,169	$4,219	Altisource	Residential property operating expenses
Mortgage loan servicing costs	14,942	25,432	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	1,655	1,766	Altisource	Related party general and administrative expenses
Office and occupancy costs	69	143	Ocwen	Related party general and administrative expenses
Salaries and benefits	612	1,129	Altisource/Ocwen	Related party general and administrative expenses
Expense reimbursements	1,999	3,779	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	13,715	24,626	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
	Three months ended June 30, 2013	Six months ended June 30, 2013	Counter-party	Consolidated Statements of Operations location
2013
Mortgage loan servicing costs	$1,242	$1,634	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	—	183	Altisource	Related party general and administrative expenses
Office and occupancy costs	55	79	Ocwen	Related party general and administrative expenses
Expense reimbursements	1,156	2,057	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate

During the six months ended June 30, 2013, Residential acquired a portfolio from Ocwen Financial Corporation ("Ocwen") of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

8. Share-based payments

During the six months ended June 30, 2014 and 2013, we granted 8,765 and 32,197 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $791.27 and $63.98, respectively.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2014 and 2013, we granted 205 and 1,470 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $1,090.26 and $205.27, respectively.

We recorded $(0.5) million and $2.7 million of compensation expense related to these grants for the three and six months ended June 30, 2014, respectively, and recorded $1.1 million and $1.3 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and 2013, we had an aggregate $22.3 million and $9.5 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 3.08 years and 3.50 years, respectively.

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

As of June 30, 2014 and 2013, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the six months ended June 30, 2014 and 2013. Residential recorded nominal state and local tax expense on income and property for the three and six months ended June 30, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Numerator
Net income (loss) attributable to common stockholders	$13,230	$(1,499)	$20,058	$(2,339)

Denominator
Weighted average common stock outstanding – basic	2,255,278	2,343,462	2,310,931	2,343,338
Stock options using treasury method	250,287	—	262,033	—
Restricted stock	169,341	—	176,665	—
Preferred shares if converted	200,000	—	115,556	—
Weighted average common stock outstanding – diluted	2,874,906	2,343,462	2,865,185	2,343,338

Earnings (loss) per basic share	$5.87	$(0.64)	$8.68	$(1.00)
Earnings (loss) per diluted share	$4.60	$(0.64)	$7.00	$(1.00)

Because we incurred a net loss attributable to common stockholders for the three and six months ended June 30, 2013, basic and diluted earnings per share are equivalent for the period. For the three and six months ended June 30, 2013, there were 293,760 stock options and 224,944 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive.

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

12. Subsequent events

On July 10, 2014, Residential acquired a portfolio of 46 first lien residential mortgage loans, substantially all of which were non-performing loans in advanced stages of foreclosure, having an aggregate UPB of $7.0 million and an aggregate market value of underlying properties of $5.0 million for an aggregate purchase price of $3.7 million.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services to Residential and NewSource. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

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

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock, to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. We used a portion of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. We intend to use the remaining proceeds to repurchase from time to time additional shares of our common stock and for other corporate purposes. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock.

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

In its initial eighteen months of operations, we advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

In 2013, Residential acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During the quarter ended June 30, 2014, Residential agreed to acquire an aggregate of 4,374 residential mortgage loans, of which 3,269 were non-performing loans and 1,105 were re-performing loans, with an aggregate market value of underlying properties of $1.23 billion. On June 27, 2014, Residential acquired 1,116 of the non-performing loans and 879 of the re-performing loans with an aggregate market value of underlying properties of $646.4 million for an aggregate purchase price of $379.1 million. On July 10, 2014, Residential acquired 46 non-performing loans with an aggregate market value of underlying properties of $5.0 million for an aggregate purchase price of $3.7 million. Subject to satisfactory due diligence results and final agreement on terms, Residential anticipates completing the acquisition of the remainder of these portfolios in the third quarter of 2014. There can be no assurance that Residential will complete these transactions in whole or in part on a timely basis or at all.

On May 1, 2014, Residential also completed the acquisition of a portfolio of 664 non-performing mortgage loans and REO properties with an aggregate property value of $126.6 million for an aggregate purchase price of $92.7 million. Residential had previously agreed to purchase an aggregate of 915 non-performing mortgage loans and REO properties in this portfolio in March 2014. There can be no assurance that Residential will complete this transaction in whole or in part on a timely basis or at all.

During the six months ended June 30, 2014, Residential’s total completed acquisitions consisted of an aggregate of 5,797 residential mortgage loans, substantially all of which were non-performing, 879 re-performing mortgage loans and 190 REO properties having an aggregate UPB of approximately $1.8 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion.

During 2013 and the six months ended June 30, 2014, Residential modified an aggregate of 272 mortgage loans, converted an aggregate of 1,756 mortgage loans into REO properties and disposed of an aggregate of 462 mortgage loans and REO properties through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of June 30, 2014, Residential's portfolio consisted of 12,070 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.3 billion and an aggregate market value of underlying properties of $2.9 billion. We also had 1,958 REO properties with an aggregate carrying value of $277.4 million, of which 102 REO properties were rented and 40 were being listed for rent or prepared for rental. Residential also had 879 re-performing mortgage loans having an aggregate UPB of approximately $207.1 million and an aggregate market value of underlying properties of $271.1 million.

To date, Residential has acquired its non-performing loan portfolios through direct acquisitions from institutions such as banks, HUD and private equity funds.

NewSource commenced its reinsurance activities during the second quarter of 2014, and generated approximately $400,000 of title reinsurance premiums in Florida. We expect to expand the product mix and geographic scope of NewSource’s title reinsurance activities in the coming quarters in seeking to grow NewSource’s business opportunities.

In addition, as part of our plan to launch an additional managed vehicle, we have dedicated additional resources to develop and implement a strategy to launch NewSource as a separate company that focuses on housing-related reinsurance products with limited catastrophe risk and high operational intensity, such as title insurance and home warranty. Our strategic plan is intended to provide NewSource with increased access to risk capital required to take advantage of this opportunity which we believe has stable economics and attractive underwriting margins. There can be no assurance that we will be able to complete the launch of NewSource as a separate company or grow its business as planned on a timely basis or at all.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next several years as banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan portfolios offered for sale by banks, HUD and private equity funds, among others. We believe that the distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions Residential to be selected as the buyer of diverse portfolios of such loans since Residential is not geographically constrained. Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

Metrics Affecting Our Consolidated Results

As described above, our operating results depend heavily on Residential’s operating results. Residential’s results are affected by various factors, some of which are beyond our control, including the following:

Revenues

Residential’s revenues primarily consist of the following:

i.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marks the properties to the most recent market value (less estimated selling costs in the case of REO properties held for sale). The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in Residential's statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and its operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.
Net unrealized gains from the change in fair value of loans. After our sub-performing and non-performing mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

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

As a greater number of Residential’s REO properties are renovated and deemed suitable for rental, we expect a greater portion of its revenues will be rental revenues. We believe the key variables that will affect Residential’s rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of Residential’s leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

Although we generally seek to lease the REO properties Residential acquires on foreclosure, we may determine to sell the properties that do not meet Residential’s rental criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential’s portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Residential’s expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service Residential’s acquired loans and for real estate insurance and other corporate advances. Rental property operating expenses are expenses associated with Residential’s ownership and operation of rental properties including expenses such as Altisource’s inspection, property preservation and renovation fees, property management fees, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential’s asset levels since it depreciate its properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with Residential’s debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including estimated selling costs of REO held for sale. Expense reimbursement consists primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. The incentive management fees consist of compensation due to us, based on the amount of cash available for distribution to

Residential’s stockholders for each period. The expense reimbursement and incentive management fee are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

Other factors affecting our consolidated results

We expect Residential’s results of operations to be affected by various additional factors, many of which are beyond our control, including the following:

Acquisitions

Residential’s operating results will depend on our ability to source sub-performing and non-performing loans, as well as other residential mortgage loans and REO property assets. We believe that there is currently a large supply of sub-performing and non-performing mortgage loans available to Residential for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

Generally, we expect that Residential’s mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow Residential’s business is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet Residential’s objectives. We intend to leverage Residential’s investments with debt, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential’s financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital for Residential through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, Residential will need to distribute at least 90% of its taxable income each year to its stockholders. This distribution requirement limits its ability to retain earnings and thereby replenish or increase capital to support its activities.

Residential’s taxable income is triggered primarily by material charges in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect Residential to convert its taxable gains on REO dispositions and loan modifications within a short period to cash gains, which can be used to fund the distribution requirements from the corresponding taxable gains. Distribution requirements from the taxable gains on Residential’s remaining loans that it expects to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities

	First quarter 2013	Second quarter 2013	Six months ended June 30, 2013	First quarter 2014	Second quarter 2014	Six months ended June 30, 2014
Mortgage Loans (1)
Beginning balance	—	673	—	8,054	11,509	8,054
Acquisitions	684	720	1,404	4,207	1,590	5,797
Dispositions	(10)	(28)	(38)	(116)	(135)	(251)
Mortgage loan conversions to REO	(1)	(33)	(34)	(637)	(907)	(1,544)
Reversions to mortgage loans (2)	—	—	—	1	13	14
Ending balance	673	1,332	1,332	11,509	12,070	12,070

Modifications	—	18	18	81	90	171

Real Estate Owned
Beginning balance	—	7	—	262	896	262
Acquisitions	6	—	6	—	190	190
Dispositions	—	—	—	(2)	(22)	(24)
Mortgage loan conversions to REO	1	33	34	637	907	1,544
Reversions to mortgage loans	—	—	—	(1)	(13)	(14)
Ending balance	7	40	40	896	1,958	1,958

Leased	—	1	1	35	102	102
Renovations complete	—	—	—	17	40	40
Renovations in process	—	5	5	48	140	140
Evaluating strategy/held for sale	7	34	34	796	1,676	1,676
	7	40	40	896	1,958	1,958
_____________

(1)	Excludes mortgage loans held for investment.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of June 30, 2014, 291 of our mortgage loans were on trial modification plans, compared to 105 mortgage loans on trial modification plans as of March 31, 2014.

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

Existing Portfolio

We advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

During 2013, Residential acquired portfolios of residential mortgage loans, substantially all of which were non-performing, consisting of 8,491 mortgage loans and 40 REO properties with approximately $2.2 billion of UPB and approximately $1.8 billion aggregate market value of underlying properties.

On January 2, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 650 loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties.

On January 28, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 66 loans with approximately $7 million of UPB and approximately $7 million in aggregate market value of underlying properties.

On January 31, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 3,421 loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties.

On February 28, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 70 loans with approximately $8 million of UPB and approximately $8 million in aggregate market value of underlying properties.

On May 1, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 474 mortgage loans and 190 REO properties with approximately $153 million of UPB and approximately $127 million in aggregate market value of underlying properties.

On June 27, 2014, Residential acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 1,116 mortgage loans with approximately $328 million of UPB and approximately $375 million in aggregate market value of underlying properties.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions of nonperforming loans through June 30, 2014 as Residential’s “Existing Portfolio.” As defined in this quarterly report, Residential's “Existing Portfolio” does not include the 879 re-performing mortgage loans with approximately $207.5 million of UPB and approximately $271.1 million in aggregate market value of underlying properties that were purchased on June 27, 2014. Such 879 re-performing loans are considered “Mortgage loans held for investment”.

Residential’s sub-performing and non-performing mortgage loans become REO properties when it has obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of June 30, 2014, Residential had 1,958 REO properties.

As of June 30, 2014, 102 of Residential’s 1,958 REO properties had been rented and were occupied by tenants, 40 were being listed for rent, 140 were in varying stages of renovation and 192 were being held for sale. With respect to the remaining 1,484 REO properties, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of June 30, 2013, Residential had 40 REO properties held for use and were in the process of determining whether these properties would meet their rental profile. Additionally, there were eight REO properties held for sale. If a REO property meets Residential’s rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential’s rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The following table sets forth a summary of our REO properties as of June 30, 2014 ($ in thousands):

State	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	14	$2,004	21
Arizona	45	7,044	19
Arkansas	14	1,828	28
California	137	35,764	41
Colorado	15	2,699	28
Connecticut	10	2,099	45
Delaware	8	1,348	23
District of Columbia	1	240	103
Florida	362	52,303	23
Georgia	54	6,227	22
Hawaii	1	67	24
Idaho	2	216	35
Illinois	247	35,716	41
Indiana	104	11,029	35
Iowa	4	294	58
Kansas	22	1,776	46
Kentucky	23	2,642	35
Louisiana	14	1,525	28
Maine	8	1,224	120
Maryland	32	5,828	35
Massachusetts	15	2,788	98
Michigan	68	8,176	42
Minnesota	35	5,467	39
Mississippi	2	162	22
Missouri	24	2,410	40
Nebraska	4	527	47
Nevada	14	2,486	18
New Hampshire	4	525	44
New Jersey	18	2,266	83
New Mexico	24	2,799	24
New York	17	2,856	73
North Carolina	160	18,778	19
Ohio	83	9,369	45
Oklahoma	15	1,697	26
Oregon	2	458	25
Pennsylvania	40	5,224	47
Rhode Island	30	3,666	67
South Carolina	41	4,161	21
South Dakota	1	130	97
Tennessee	32	4,204	26
Texas	48	5,690	23
Utah	19	3,298	35
Vermont	3	562	140
Virginia	12	2,411	25
Washington	9	1,407	45
West Virginia	2	382	42
Wisconsin	119	13,605	48
Total	1,958	$277,377	35
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of Residential’s Existing Portfolio consists of a diversified pool of residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Existing Portfolio for acquisitions completed through June 30, 2014 was 68% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of June 30, 2014 the aggregate carrying value of our Existing Portfolio was $2.02 billion. The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in Residential’s Existing Portfolio based on the respective UPB and respective market values of underlying properties as of June 30, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	62	$10,145	$8,616	170.5%
Alaska	4	868	1,293	72.3%
Arizona	227	61,596	52,021	131.7%
Arkansas	68	6,242	5,568	128.8%
California	1783	810,870	783,742	116.3%
Colorado	72	19,064	18,546	110.7%
Connecticut	134	37,384	34,382	136.6%
Delaware	57	10,948	9,449	130.5%
Dist. of Columbia	51	14,787	15,679	108.6%
Florida	2278	550,521	417,929	151.7%
Georgia	346	63,558	50,336	144.4%
Hawaii	53	27,908	28,385	106.6%
Idaho	38	8,325	7,615	131.7%
Illinois	459	112,917	84,246	180.5%
Indiana	306	37,727	34,632	121.5%
Iowa	19	1,863	1,817	114.1%
Kansas	21	2,729	2,594	117.0%
Kentucky	80	9,797	8,639	124.7%
Louisiana	31	5,033	5,396	106.3%
Maine	32	6,334	5,817	126.8%
Maryland	627	172,722	137,227	148.0%
Massachusetts	282	77,669	72,249	125.3%
Michigan	106	17,539	14,685	186.0%
Minnesota	74	16,118	13,716	128.9%
Mississippi	34	4,063	3,667	130.9%
Missouri	114	13,223	10,221	167.9%
Montana	7	1,470	1,386	112.4%
Nebraska	8	1,515	1,155	141.4%
Nevada	241	70,800	51,698	154.4%

New Hampshire	22	5,201	5,120	114.5%
New Jersey	1029	317,598	240,655	159.4%
New Mexico	111	17,133	16,293	112.9%
New York	678	234,353	232,524	118.1%
North Carolina	313	46,645	41,058	127.0%
North Dakota	1	123	138	89.5%
Ohio	145	21,576	17,695	155.8%
Oklahoma	35	4,539	4,576	107.7%
Oregon	112	31,789	29,040	117.2%
Pennsylvania	399	71,209	59,377	137.9%
Puerto Rico	2	220	252	117.6%
Rhode Island	74	17,069	9,146	219.3%
South Carolina	237	44,289	37,094	130.8%
South Dakota	5	721	613	127.3%
Tennessee	105	16,397	15,612	124.0%
Texas	373	50,088	57,748	95.2%
Utah	111	24,040	23,419	108.6%
Vermont	8	1,334	1,274	108.5%
Virginia	140	48,469	45,532	117.9%
Washington	450	129,488	120,494	118.8%
West Virginia	8	1,276	945	138.3%
Wisconsin	97	14,654	10,341	179.6%
Wyoming	1	$354	$275	128.8%
Total mortgage loans	12,070	$3,272,300	$2,851,927	142.0%
_____________

(1)
Market value is based on the most recent BPO provided to Residential by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended June 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Rental revenues and net gain on mortgage loans:
Rental revenues	$181	$—	$—	$—	$181
Net unrealized gain on mortgage loans	105,042	—	—	—	105,042
Net realized gain on mortgage loans	10,819	—	—	—	10,819
Incentive management fee	—	—	13,715	(13,715)	—
Expense reimbursements	—	—	1,999	(1,999)	—
Total rental revenues and net gain on mortgage loans	116,042	—	15,714	(15,714)	116,042
Expenses:
Residential property operating expenses	3,253	—	—	—	3,253
Real estate depreciation and amortization	103	—	—	—	103
Mortgage loan servicing costs	16,925	—	—	—	16,925
Interest expense	6,945	—	—	—	6,945
General and administrative	5,687	65	1,669	—	7,421
Related party general and administrative	17,467	210	712	(15,714)	2,675
Total expenses	50,380	275	2,381	(15,714)	37,322
Other income	1,698	399	4	—	2,101
Income before income taxes	67,360	124	13,337	—	80,821
Income tax (benefit) expense	(422)	—	231	—	(191)
Net income	67,782	124	13,106	—	81,012
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(67,782)	(67,782)
Net income attributable to common stockholders	$67,782	$124	$13,106	$(67,782)	$13,230

Altisource Asset Management Corporation
Consolidating Statement of Operations
Six months ended June 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Rental revenues and net gain on mortgage loans:
Rental revenues	$250	$—	$—	$—	$250
Net unrealized gain on mortgage loans	170,172	—	—	—	170,172
Net realized gain on mortgage loans	20,140	—	—	—	20,140
Incentive management fee	—	—	24,626	(24,626)	—
Expense reimbursements	—	—	3,779	(3,779)	—
Total rental revenues and net gain on mortgage loans	190,562	—	28,405	(28,405)	190,562
Expenses:
Residential property operating expenses	4,303	—	—	—	4,303
Real estate depreciation and amortization	151	—	—	—	151
Mortgage loan servicing costs	28,362	—	—	—	28,362
Interest expense	12,653	—	—	—	12,653
General and administrative	7,079	95	6,202	—	13,376
Related party general and administrative	30,099	521	1,383	(28,405)	3,598
Total expenses	82,647	616	7,585	(28,405)	62,443
Other income	1,806	399	4	—	2,209
Income (loss) before income taxes	109,721	(217)	20,824	—	130,328
Income tax expense	26	—	549	—	575
Net income (loss)	109,695	(217)	20,275	—	129,753
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(109,695)	(109,695)
Net income (loss) attributable to common stockholders	$109,695	$(217)	$20,275	$(109,695)	$20,058

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended June 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Rental revenues and net gain on mortgage loans:
Net unrealized gain on mortgage loans	$7,165	$—	$—	$7,165
Net realized gain on mortgage loans	1,719	—	—	1,719
Expense reimbursements	—	1,156	(1,156)	—
Total rental revenues and net gain on mortgage loans	8,884	1,156	(1,156)	8,884
Expenses:
Residential property operating expenses	84	—	—	84
Mortgage loan servicing costs	1,242	—	—	1,242
Interest expense	654	—	—	654
General and administrative	714	2,655	—	3,369
Related party general and administrative	1,156	—	(1,156)	—
Total expenses	3,850	2,655	(1,156)	5,349
Other income	193	—	—	193
Net income (loss)	5,227	(1,499)	—	3,728
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(5,227)	(5,227)
Net income (loss) attributable to common stockholders	$5,227	$(1,499)	$(5,227)	$(1,499)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Six months ended June 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Rental revenues and net gain on mortgage loans:
Net unrealized gain on mortgage loans	$8,293	$—	$—	$8,293
Net realized gain on mortgage loans	2,106	—	—	2,106
Expense reimbursements	—	2,057	(2,057)	—
Total rental revenues and net gain on mortgage loans	10,399	2,057	(2,057)	10,399
Expenses:
Residential property operating expenses	84			84
Mortgage loan servicing costs	1,634	—	—	1,634
Interest expense	696	—	—	696
General and administrative	1,701	4,366	—	6,067
Related party general and administrative	2,234	30	(2,057)	207
Total expenses	6,349	4,396	(2,057)	8,688
Other income	193			193
Net income (loss)	4,243	(2,339)	—	1,904
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(4,243)	(4,243)
Net income (loss) attributable to common stockholders	$4,243	$(2,339)	$(4,243)	$(2,339)

Altisource Asset Management Corporation
Consolidating Balance Sheet
June 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate held for use:
Land	$3,875	$—	$—	$—	$3,875
Rental residential properties, net	14,917	—	—	—	14,917
Real estate owned	231,013	—	—	—	231,013
Total real estate held for use, net	249,805	—	—	—	249,805
Real estate assets held for sale	27,572	—	—	—	27,572
Mortgage loans	2,024,028	—	—	—	2,024,028
Mortgage loans held for investment	144,009	—	—	—	144,009
Cash and cash equivalents	130,758	19,872	54,012	—	204,642
Restricted cash	10,269	—	—	—	10,269
Accounts receivable	631	284	40	—	955
Related party receivables	12,608	—	28,034	(28,034)	12,608
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	3,457	—	—	—	3,457
Prepaid expenses and other assets	260	70	1,348	—	1,678
Total assets	$2,621,397	$20,226	$85,434	$(48,034)	$2,679,023
Liabilities:
Repurchase agreements	$1,271,483	$—	$—	$—	$1,271,483
Accounts payable and accrued liabilities	7,459	—	3,220	—	10,679
Related party payables	31,947	522	476	(28,034)	4,911
Total liabilities	1,310,889	522	3,696	(28,034)	1,287,073
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	248,824	—	248,824
Equity:
Common stock	572	—	24	(572)	24
Additional paid-in capital	1,226,939	20,000	15,610	(1,246,939)	15,610
Retained earnings/(accumulated deficit)	82,997	(296)	14,953	(82,997)	14,657
Treasury stock	—	—	(197,673)	—	(197,673)
Total stockholders' equity	1,310,508	19,704	(167,086)	(1,330,508)	(167,382)
Noncontrolling interest in consolidated affiliate	—	—	—	1,310,508	1,310,508
Total equity	1,310,508	19,704	(167,086)	(20,000)	1,143,126
Total liabilities and equity	$2,621,397	$20,226	$85,434	$(48,034)	$2,679,023

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2013
(In thousands, unaudited)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$478	$—	$—	$—	$478
Rental residential properties, net	3,092	—	—	—	3,092
Real estate owned	32,332	—	—	—	32,332
Total real estate held for use, net	35,902	—	—	—	35,902
Real estate assets held for sale	1,186	—	—	—	1,186
Mortgage loans	1,207,163	—	—	—	1,207,163
Cash and cash equivalents	115,988	19,923	4,089	—	140,000
Restricted cash	5,878	—	—	—	5,878
Accounts receivable	1,428	—	—	—	1,428
Related party receivables	9,260	—	4,486	(4,486)	9,260
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	2,293	—	—	—	2,293
Prepaid expenses and other assets	1,542	—	452	—	1,994
Total assets	$1,398,640	$19,923	$11,027	$(24,486)	$1,405,104
Liabilities:
Repurchase agreement	$602,382	$—	$—	$—	$602,382
Accounts payable and accrued liabilities	4,952	—	1,920	—	6,872
Related party payables	5,879	—	1,490	(4,486)	2,883
Total liabilities	613,213	—	3,410	(4,486)	612,137
Commitments and contingencies	—	—	—	—	—
Equity:
Common stock	423	—	24	(423)	24
Additional paid-in capital	758,584	20,000	12,855	(778,584)	12,855
Retained earnings (accumulated deficit)	26,420	(77)	(5,262)	(26,420)	(5,339)
Total stockholders' equity	785,427	19,923	7,617	(805,427)	7,540
Noncontrolling interest in consolidated affiliate	—	—	—	785,427	785,427
Total equity	785,427	19,923	7,617	(20,000)	792,967
Total liabilities and equity	$1,398,640	$19,923	$11,027	$(24,486)	$1,405,104

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

Results of operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2014 and 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three and six months ended June 30, 2014 versus three and six months ended June 30, 2013

Rental revenues

Residential's rental revenues increased to $181,000 and $250,000 for the three and six months ended June 30, 2014, respectively. The number of leased properties increased to 102 leased properties at June 30, 2014 from 35 at March 31, 2014. Residential had no rental revenues for the three and six months ended June 30, 2013. We expect Residential to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Residential's rental revenues will be dependent primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be one to two years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans increased to $105.0 million for the three months ended June 30, 2014 from $7.2 million for the three months ended June 30, 2013. Additionally, Residential's net unrealized gains on mortgage loans increased to $170.2 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were achieved. The net unrealized gains for the three and six months ended June 30, 2014 and 2013 can be broken down into the following components:

•
First, Residential recognized unrealized gains driven by a material change in loan status of $28.5 million and $52.1 million for the three and six months ended June 30, 2014, respectively, compared to $1.4 million and $1.6 million for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, Residential converted 907 and 1,544 mortgage loans to REO status, respectively. During the three and six months ended June 30, 2013, Residential converted 33 and 34 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, Residential marked these properties to the most recent market value, less estimated selling costs in the case of REO held for sale; and

•
Second, Residential recognized $76.5 million and $118.1 million in unrealized gains for the three and six months ended June 30, 2014, respectively, from the net increase in the fair value of loans during the period. During the three and six months ended June 30, 2013, Residential recognized $5.8 million and $6.7 million, respectively, in unrealized gains from the net increase in the fair value of loans during the period. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through Residential's acquisitions, the number of sub-performing and non-performing loans in its Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 12,070 loans at June 30, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gains on mortgage loans increased to $10.8 million for the three months ended June 30, 2014 from $1.7 million for the three months ended June 30, 2013. Residential disposed of 135 mortgage loans in the three months ended June 30, 2014 and 28 mortgage loans in the three months ended June 30, 2013, primarily from short sales and foreclosure sales.

Residential's net realized gains on mortgage loans increased to $20.1 million for the six months ended June 30, 2014 from $2.1 million for the six months ended June 30, 2013. Residential disposed of 251 mortgage loans in the six months ended June 30, 2014 and 38 mortgage loans in the six months ended June 30, 2013, primarily from short sales and foreclosure sales.

Residential property operating expenses

Residential incurred $3.3 million and $4.3 million of residential property operating expenses for the three and six months ended June 30, 2014, respectively, compared to $84,000 for both the three and six months ended June 30, 2013. Residential expects to incur increasing residential property operating expenses in the remainder of 2014 upon converting its mortgage loans to, and owning, residential properties. Residential's residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred $103,000 and $151,000 of real estate depreciation and amortization for the three and six months ended June 30, 2014, respectively, compared to $0 in real estate depreciation and amortization for the three and six months ended June 30, 2013. We expect Residential to incur increasing real estate depreciation and amortization in 2014 upon converting its mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Mortgage loan servicing costs

Residential incurred $16.9 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance and HOA dues for the three months ended June 30, 2014 compared to $1.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, Residential incurred $28.4 million of mortgage loan servicing costs compared to $1.6 million for the six months ended June 30, 2013. Residential incurs mortgage loan servicing and foreclosure costs as Ocwen and other interim servicers service our loans and pay for advances relating to property insurance and HOA dues that are made to protect our investment in mortgage loans. Residential's loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

Residential incurred $6.9 million and $12.7 million of interest expense (including amortization of deferred financing costs) due to borrowings under our repurchase agreement for the three and six months ended June 30, 2014, respectively, compared to $0.7 million for both the three and six months ended June 30, 2013. The interest rate on Residential's financing under its repurchase agreements is subject to change based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause Residential's contractual interest expense to increase. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $7.4 million for the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013, primarily due to an increase in salaries and benefits attributable to the hiring of additional personnel to provide services on behalf of Residential, higher professional fees and acquisition costs related to purchases of mortgage loan portfolios and an increase in estimated selling costs of REO held for sale. These activities also resulted in an increase in general and administrative expenses for the six months ended June 30, 2014 to $13.4 million from $6.1 million for the six months ended June 30, 2013.

Related party general and administrative expenses

Residential and we incurred $2.7 million and $3.6 million of related party general and administrative expenses for the three and six month ended June 30, 2014, respectively, compared to $0.2 million for the six months ended June 30, 2013 and no related party general and administrative expenses for the three months ended June 30, 2013. Related party general and administrative expenses primarily consist of personnel costs attributable to services provided on behalf of our business and due diligence costs related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

For the three months ended June 30, 2014 and 2013, we recognized $67.8 million and $5.2 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income because although we consolidate Residential, we have no ownership in Residential. For the six months ended June 30, 2014 and 2013, we recognized $109.7 million and $4.2 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate.

Incentive management fees and expense reimbursements

We recorded incentive management fees of approximately $13.7 million and $24.6 million for the three and six months ended June 30, 2014, respectively, in connection with the cash available for distribution from Residential. No incentive management fees were received from Residential for the three and six months ended June 30, 2013. The incentive management fees have been eliminated under U.S. GAAP in consolidation. We recorded $2.0 million and $1.2 million of expense reimbursements from Residential and NewSource that also have been eliminated in consolidation for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we recognized $3.8 million and $2.1 million of expense reimbursements, respectively. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Liquidity and capital resources

As of June 30, 2014, we had stand-alone cash and cash equivalents of $54.0 million compared to $4.1 million as of December 31, 2013. We believe this cash is sufficient to fund our operations since Residential has begun paying the incentive management fees to us as a result of paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of June 30, 2014 was $204.6 million, of which approximately $130.8 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of June 30, 2014 also include $19.9 million attributable to NewSource, representing the cash invested by Residential and us into NewSource in October 2013.

Residential was initially funded with $100.0 million from Altisource in connection with its separation on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements, interest it receives from its portfolio of assets and cash generated from its operating results. Based on Residential’s current borrowings and leverage ratio, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including funding its current investment opportunities, paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses.

To date, under our management, Residential has used the proceeds of its equity offerings and the available funding under its repurchase agreements to finance its acquisition of residential mortgage loans and REO properties. Residential’s equity offerings and repurchase facilities are described below.

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under each of these repurchase agreements was increased at least one time subsequent to entering in to the agreements.

For the repurchase agreement entered into on March 22, 2013, Residential amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, Residential's will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

For the repurchase agreement dated September 23, 2013, Residential amended on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. The maturity date of the repurchase agreement is March 23, 2015. Residential has the option to extend this agreement for an additional year with no additional funding.

Following the above amendments to Residential's repurchase agreements, the maximum aggregate funding available to Residential under these repurchase agreements as of June 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2014, an aggregate of $1.3 billion was outstanding under Residential's repurchase agreements and as of July 18, 2014, an aggregate of $1.3 billion was outstanding under Residential's repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by Residential.

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

The following table sets forth data with respect to Residential's repurchase agreements as of and for the three months ended June 30, 2014, June 30, 2013 and December 31, 2013 ($ in thousands):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Three months ended December 31, 2013
Balance at end of period	$1,271,483	$472	$602,382
Maximum month-end balance outstanding during the period	1,271,483	79,512	602,382
Weighted average quarterly balance	810,833	41,749	364,665

Residential’s repurchase agreements provide for the lenders to finance the its portfolio at advance rates (or purchase prices) ranging from 40% to 75% of the “asset value” of the mortgage loans and REO properties. Under the repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to Residential in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, Residential would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under Residential's repurchase agreements from December 31, 2013 to June 30, 2014 relate primarily to funds Residential drew down under its repurchase facilities in January 2014, April 2014 and June 2014 to complete its acquisitions of portfolios of mortgage loans and REO properties. Residential's overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 58.9% at June 30, 2014, although the aggregate dollar amount of funding increased. Residential does not collateralize any of its repurchase facilities with cash.

Treasury shares

At June 30, 2014, a total of $193.9 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Six months ended June 30, 2014	Six months ended June 30, 2013	Change
Net cash used in operating activities	$(45,843)	$(5,189)	$(40,654)
Net cash used in investing activities	(1,022,725)	(181,545)	(841,180)
Net cash provided by financing activities	1,133,210	309,566	823,644
Total cash flows	$64,642	$122,832	$(58,190)

The change in net cash used in operating activities for the six months ended June 30, 2014 and 2013 by Residential and us consisted primarily of gains on mortgage loans offset by related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of Residential's investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of Residential's investments in non-performing loan portfolios. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the six months ended June 30, 2014 included proceeds of $250.0 million from the issuance of our preferred stock and payments for share repurchases of $193.9 million under our share repurchase program. In addition, the change in net cash provided by financing activities for the six months ended June 30, 2014 included Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. The change in net cash provided by financing activities for the six months ended June 30, 2013 consisted primarily of Residential's net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of June 30, 2014.

Recent accounting pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

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

While the results of operations of consolidated entities are included in net income in our consolidated financial statements, net income attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interest in consolidated affiliate is recorded in our consolidated balance sheets and our consolidated statements of equity within the equity section but separate from our equity.

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

Mortgage loans

Upon the acquisition of sub-performing and non-performing mortgage loans, Residential records the assets at fair value which is the purchase price it paid for the loans on the acquisition date. The sub-performing and non-performing mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that accounting for these sub-performing and non-performing mortgage loans at fair value timely reflect the results of Residential’s investment performance.

We determine the purchase price for Residential’s sub-performing and non-performing mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After sub-performing and non-performing mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses.

The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in Residential’s, and therefore, our consolidated statements of operations.

Residential also recognizes unrealized gains and losses in the fair value of the sub-performing and non-performing loans in each reporting period when its mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when Residential has obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

Our capital markets group determines the fair value of sub-performing and non-performing mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Loans held for investment

Loans held for investment consist of re-performing residential mortgage loans acquired from others. We do not originate loans. Each acquired loan is evaluated at acquisition to determine if the loan is impaired.

Acquired distressed re-performing residential mortgage loans that have evidence of deteriorated credit quality at the time of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Topic 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults. At each balance sheet date, Residential evaluates the pool of loans to determine whether the present value derived using the effective interest rate has decreased and, if so, recognizes a provision for loan loss. For any significant increases in cash flows expected to be collected, Residential adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.
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

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying Residential's portfolios. However, although we have not yet done so, we may undertake risk mitigation activities with respect to Residential's debt financing interest rate obligations. We expect that Residential's debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of Residential's financing.

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

Residential currently borrows funds at variable rates using secured financings. At June 30, 2014, Residential had $1.3 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1.3 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.7 million, respectively.

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At June 30, 2014, we have remaining approximately $106.1 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending June 30, 2014 (dollars in thousands).

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs(1)
April 2014	117,404	$1,040.62	159,490	$133,422
May 2014	30,543	895.66	190,033	106,066
As of June 30, 2014	147,947	$1,010.70	190,033	$106,066
__________

(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

(2) The number of shares above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the three months ended June 30, 2014, 4,011 shares were reacquired at a weighted average per share price of $892.28 pursuant to our equity incentive plan.

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

Altisource Asset Management Corporation
Date:	July 22, 2014	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer