Form 10-Q
period 2014-09-30
Altisource Asset Management Corp
filed 2014-11-05
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, 2,189,875 shares of our common stock were outstanding (excluding 260,965 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2014

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and in our quarterly reports on Form 10-Q for the first and second quarters of 2014

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 31, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Real estate held for use:
Land (from consolidated VIE)	$9,865	$478
Rental residential properties (net of accumulated depreciation of $484 and $24, respectively - from consolidated VIE)	38,470	3,092
Real estate owned (from consolidated VIE)	370,733	32,332
Total real estate held for use, net	419,068	35,902
Real estate assets held for sale (from consolidated VIE)	40,985	1,186
Mortgage loans (from consolidated VIE)	2,071,505	1,207,163
Mortgage loans held for sale (from consolidated VIE)	143,197	—
Cash and cash equivalents (including from consolidated VIE $76,027 and $115,988, respectively)	91,824	140,000
Restricted cash	12,033	5,878
Accounts receivable (including from consolidated VIE $871 and $1,428, respectively)	1,493	1,428
Related party receivables (from consolidated VIE)	19,254	9,260
Deferred leasing and financing costs, net (from consolidated VIE)	3,688	2,293
Prepaid expenses and other assets (including from consolidated VIE $5,304 and $1,542, respectively)	6,847	1,994
Total assets	$2,809,894	$1,405,104
Liabilities:
Repurchase agreements (from consolidated VIE)	$1,258,329	$602,382
Other secured borrowings	150,000	—
Accounts payable and accrued liabilities (including from consolidated VIE $14,577 and $4,952, respectively)	16,146	6,872
Related party payables (including from consolidated VIE $6,489 and $1,409, respectively)	6,907	2,883
Total liabilities	1,431,382	612,137
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2014 and none issued or outstanding as of December 31, 2013; redemption value $250,000	248,875	—
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,450,840 and 2,200,330 shares issued and outstanding, respectively as of September 30, 2014 and 2,354,774 shares issued and outstanding as of December 31, 2013	25	24
Additional paid-in capital	17,246	12,855
Retained earnings (accumulated deficit)	32,303	(5,339)
Treasury stock, at cost, 250,510 shares as of September 30, 2014 and none as of December 31, 2013	(236,751)	—
Total stockholders' equity	(187,177)	7,540
Noncontrolling interest in consolidated affiliate	1,316,814	785,427
Total equity	1,129,637	792,967
Total liabilities and equity	$2,809,894	$1,405,104

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Revenues:
Rental revenues	$469	$6	$719	$6
Net unrealized gain on mortgage loans	88,726	17,670	258,898	25,963
Net realized gain on mortgage loans	13,727	1,909	33,867	4,015
Net realized gain on re-performing mortgage loans	302	—	302	—
Net realized gain on real estate	3,310	—	4,544	—
Interest income	2,568	156	2,757	368
Total revenues	109,102	19,741	301,087	30,352
Expenses:
Residential property operating expenses	9,247	191	13,550	275
Real estate depreciation and amortization	313	4	464	4
Real estate selling costs and impairment	5,542	210	8,775	210
Mortgage loan servicing costs	21,226	2,154	49,588	3,788
Interest expense	11,699	467	24,352	1,163
General and administrative	5,435	4,895	15,578	10,798
Related party general and administrative	999	681	4,597	1,052
Total expenses	54,461	8,602	116,904	17,290
Other income (expense)	1,586	13	2,372	(6)
Income before income taxes	56,227	11,152	186,555	13,056
Income tax expense	853	—	1,428	—
Net income	55,374	11,152	185,127	13,056
Net income attributable to noncontrolling interest in consolidated affiliate	(37,676)	(13,709)	(147,371)	(17,952)
Net income (loss) attributable to common stockholders	$17,698	$(2,557)	$37,756	$(4,896)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$7.91	$(1.09)	$16.51	$(2.09)
Weighted average common stock outstanding – basic	2,238,225	2,348,040	2,286,451	2,344,923
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$6.25	$(1.09)	$13.23	$(2.09)
Weighted average common stock outstanding – diluted	2,831,617	2,348,040	2,853,751	2,344,923

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$785,427	$792,967
Issuance of common stock, including option exercises	96,066	1	44	—	—	—	45
Treasury shares repurchased	—	—	—	—	(236,751)	—	(236,751)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,416	468,416
Distribution from noncontrolling interest	—	—	—	—	—	(84,570)	(84,570)
Amortization of preferred stock issuance costs	—	—	—	(114)	—	—	(114)
Share-based compensation	—	—	4,347	—	—	170	4,517
Net income	—	—	—	37,756	—	147,371	185,127
September 30, 2014	2,450,840	$25	$17,246	$32,303	$(236,751)	$1,316,814	$1,129,637

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2012	2,343,213	$23	$4,993	$(46)	$—	$99,911	$104,881
Issuance of common stock, including option exercises	7,333	1	12	—	—	—	13
Capital contribution from noncontrolling interest	—	—	—	—	—	309,700	309,700
Distribution from noncontrolling interest						(2,509)	(2,509)
Share-based compensation	—	—	3,434	—	—	—	3,434
Net income (loss)	—	—	—	(4,896)	—	17,952	13,056
September 30, 2013	2,350,546	$24	$8,439	$(4,942)	$—	$425,054	$428,575

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Operating activities:
Net income	$185,127	$13,056
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(258,898)	(25,963)
Net realized gain on mortgage loans	(33,867)	(4,015)
Net realized gain on sale of re-performing mortgage loans	(302)	—
Net realized gain on sale of real estate	(4,544)	—
Real estate depreciation, amortization and other non-cash charges	9,239	4
Accretion of interest on re-performing mortgage loans	(2,475)	—
Share-based compensation	4,517	3,434
Amortization of deferred financing costs	2,127	630
Changes in operating assets and liabilities:
Accounts receivable	(1,137)	—
Related party receivables	6,421	(166)
Prepaid expenses and other assets	(6,315)	(363)
Accounts payable and accrued liabilities	1,786	2,063
Related party payables	4,024	251
Net cash used in operating activities	(94,297)	(11,069)
Investing activities:
Investment in mortgage loans	(1,241,083)	(642,645)
Investment in real estate	(27,463)	(6,198)
Investment in renovations	(5,957)	(145)
Real estate tax advances	(20,244)	(547)
Mortgage loan dispositions	122,023	13,783
Mortgage loan payments	14,903	2,659
Disposition of real estate	11,771	—
Change in restricted cash	(6,155)	(3,092)
Net cash used in investing activities	(1,152,205)	(636,185)
Financing activities:
Proceeds from issuance of preferred stock	250,000	—
Cost of issuance of preferred stock	(1,125)	—
Issuance of common stock, including stock option exercises	12,186	666
Repurchase of common stock	(236,751)	—
Payment of tax withholdings on exercise of stock options	(12,141)	(653)
Cost of issuance of common stock	—	—
Capital contribution from noncontrolling interest	468,416	310,250
Distribution to noncontrolling interest	(84,570)	(2,509)
Proceeds from issuance of notes	150,000	—
Proceeds from repurchase agreement	952,264	418,099
Repayments of repurchase agreement	(296,317)	(79,299)
Payment of deferred financing costs	(3,636)	(2,254)
Net cash provided by financing activities	1,198,326	644,300
Net decrease in cash and cash equivalents	(48,176)	(2,954)
Cash and cash equivalents as of beginning of the period	140,000	105,014
Cash and cash equivalents as of end of the period	$91,824	$102,060

Supplemental disclosure of cash flow information
Cash paid for interest	$20,212	$377
Transfer of mortgage loans to real estate owned	410,913	10,598
Transfer of real estate owned to mortgage loans	5,367	—
Change in accrued capital expenditures	7,712	—
Change in accrued equity issuance costs	—	1,242
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	13,081	5,745
Changes in receivables from real estate owned dispositions	3,097	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
September 30, 2014
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

Residential is currently our primary source of revenue and will drive our results. The Residential asset management agreement entitles us to incentive fees, which we refer to as our “incentive management fees,” that gives us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

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

Since Residential commenced operations, it has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. Residential subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
For the repurchase agreement entered into on March 22, 2013, Residential amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014, and on October 3, 2014, Residential extended the increase through December 10, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after December 10, 2014.

•
The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
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

Following these increases, the maximum aggregate funding available to Residential under these repurchase agreements as of September 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2014, an aggregate of $1.3 billion was outstanding under Residential's repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by Residential.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.5% and $32.0 million in Class M Notes (the “Class M Notes”) with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

Residential retained all of the Class M Notes in its taxable REIT subsidiary (“TRS”). On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource Reinsurance Company Ltd, ("NewSource"), an entity in which Residential owns 100% of the outstanding preferred stock and in which we own 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, subject to the parties’ option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. We used substantially all of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. In the future we may use excess cash generated from operations to repurchase shares of our common stock when trading at attractive prices. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million of our common stock.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. Residential does not originate loans. During the third quarter 2014, Residential decided to sell these re-performing loans and as such they were reclassified as loans held for sale from loans held for investment. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

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

2. Mortgage loans

During the nine months ended September 30, 2014, Residential acquired an aggregate of 8,155 mortgage loans and REO properties, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the nine months ended September 30, 2014, Residential acquired an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, Residential agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million. There can be no assurance that Residential will complete this pending transaction in whole or in part on a timely basis or at all.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These 879 re-performing residential mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Under ASC 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three and nine months ended September 30, 2014, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and nine months ended September 30, 2014, Residential accreted $2.5 million into interest income with respect to these re-performing loans. As of September 30, 2014, these re-performing loans, having a UPB of $204.3 million and a carrying value of $143.2 million, were held for sale. During October 2014, Residential sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009

Accretable Yield	Three months ended September 30, 2014
Balance at the beginning of the period	$84,728
Accretion	(2,475)
Balance at the end of the period	$82,253

Since the commencement of its operations, Residential has engaged in the acquisition of the following portfolios of non-performing and re-performing residential mortgage loans:

Portfolios Residential Agreed to Acquire				Acquisitions Completed in 2014		Acquisitions Completed in 2013
Date of agreement in principle	Number of loans	Fair value of underlying property (in millions)	Date acquisition closed	Number of loans acquired	Fair value of underlying property (in millions)	Number of loans acquired	Fair value of underlying property (in millions)
January 23, 2013	460	$94.2	February 14, 2013			460	$94.2
February 12, 2013	244	40.1	March 21, 2013			230	38.7
February 14, 2013	762	128.9	April 5, 2013			720	122.1
June 25, 2013	321	73.9	August 26, 2013			292	67.3
June 27, 2013	2,377	296.1	August 6, 2013			1,562	185.2
			September 19, 2013			416	56.0
August 12, 2013	2,966	790.2	September 30, 2013			1,547	403.6
			October 21, 2013			1,100	298.0
November 12, 2013	993	137.3	January 2, 2014	650	$93.6
November 22, 2013	6,540	1,542.1	December 24, 2013			2,204	530.1
			January 31, 2014	3,421	791.7
December 19, 2013	164	18.3	January 28, 2014	66	7.0
			February 28, 2014	70	8.2
March 11, 2014(1)	915	180.0	May 1, 2014(2)	664	126.6
May 2, 2014	78	8.7	July 10, 2014	46	5.0
June 4, 2014	3,191	891.6	June 27, 2014	1,116	375.3
			July 31, 2014	1,243	315.7
June 4, 2014(3)	1,105	331.6	June 27, 2014(3)	879	271.1
September 15, 2014	246	29.7	pending(4)
Totals	20,362	$4,562.7	Totals	8,155	$1,994.2	8,531	$1,795.2
_____________

(1)	The remaining portion of this acquisition, consisting of 159 mortgage loans and REO properties, closed in October 2014.

(2)	Includes 190 REOs.

(3)	This acquisition consisted of a portfolio of re-performing loans.

(4)	This acquisition is expected to close in the fourth quarter of 2014.

During the three and nine months ended September 30, 2014, Residential recognized a nominal amount and $2.9 million, respectively, for due diligence costs related to these and other transactions in both general and administrative expense and related party general and administrative expense. During the three and nine months ended September 30, 2013, Residential expensed $0.9 million and $1.3 million, respectively, for due diligence costs.

Generally, we expect that Residential's mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that Residential agrees to acquire, it typically acquires fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet Residential's diligence standards. The number of unacquired loans typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans Residential does not acquire could be significant. In any case where Residential does not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Transfer of mortgage loans to real estate owned

During the three months ended September 30, 2014 and 2013, Residential transferred 1,113 and 43 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs"), of $189.9 million and $6.2 million respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded $38.4 million and $1.8 million, respectively, in net unrealized gains on mortgage loans.

During the nine months ended September 30, 2014 and 2013, Residential transferred 2,657 and 77 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $410.9 million and $10.6 million respectively. In connection with these transfers to REO, Residential recorded $90.5 million and $3.0 million, respectively, in net unrealized gains on mortgage loans.

Dispositions

During the three months ended September 30, 2014 and 2013, Residential disposed of 165 and 54 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, Residential recorded $13.7 million and $1.9 million, respectively, of net realized gains on mortgage loans.

During the nine months ended September 30, 2014 and 2013, Residential disposed of 416 and 92 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, Residential recorded $33.9 million and $4.0 million, respectively, of net realized gains on mortgage loans. During October 2014, Residential sold 934 re-performing loans to an unrelated third party. The sale included 770 loans from the re-performing mortgage loans held for sale, purchased in the second quarter of 2014, and 164 loans that have transitioned to re-performing status from prior non-performing loan acquisitions that have a clean pay history of at least six months. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

3. Real estate assets, net

Acquisitions

During the nine months ended September 30, 2014, Residential acquired 190 REO properties as part of their portfolio acquisitions. Residential acquired no REO properties during the three months ended September 30, 2014. During the three and nine months ended September 30, 2013, Residential acquired 34 and 40 REO properties, respectively. The aggregate purchase price attributable to these acquired REO properties was $27.5 million for the nine months ended September 30, 2014 and was $5.9 million and $6.2 million, respectively, for the three and nine months ended September 30, 2013.

Real estate held for use

As of September 30, 2014, Residential had 2,660 REO properties held for use. Of these properties, 216 had been rented, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of December 31, 2013, Residential had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. As of September 30, 2013, Residential had 100 REO properties held for use. Of these properties, five had been rented, six were being listed for rent and three were in various stages of renovation. With respect to the remaining 86 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. If a REO property meets Residential's rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of September 30, 2014, Residential classified 324 properties having an aggregate carrying value of $41.0 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2013, Residential had 16 REO properties having an aggregate carrying value of $1.2 million held for sale, and as of September 30, 2013, Residential had 14 REO properties having an aggregate carrying value of $1.1 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three and nine months ended September 30, 2014, Residential disposed of 78 and 102 residential properties, respectively. Residential did not dispose of any residential properties during the nine months ended September 30, 2013. In connection with the dispositions for the three and nine months ended September 30, 2014, we recorded $3.3 million and $4.5 million, respectively, of net realized gains on real estate.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
September 30, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$2,071,505
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$44,187
Transfer of real estate owned to mortgage loans	$—	$—	$5,367
Transfer of mortgage loans to real estate owned	$—	$—	$410,913
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$143,197
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,258,329	$—
Other secured borrowings	$—	$150,000	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

Residential has not transferred any assets from one level to another level during the nine months ended September 30, 2014. Additionally there were no transfers between levels for the year ended December 31, 2013.

The carrying values of Residential's and our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables, preferred stock, and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using our proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Mortgage loans
Beginning balance	$2,024,028	$163,520	$1,207,163	$—
Investment in mortgage loans	184,590	475,998	1,097,601	644,163
Net unrealized gain on mortgage loans	88,726	17,670	258,898	25,963
Net realized gain on mortgage loans	13,727	1,909	33,867	4,015
Mortgage loan dispositions and payments	(60,062)	(11,882)	(143,834)	(22,527)
Real estate tax advances to borrowers	6,397	887	19,119	887
Reclassification of realized gains on real estate sold from unrealized gains	3,322	—	4,237	—
Transfer of real estate owned to mortgage loans	719	—	5,367	—
Transfer of mortgage loans to real estate owned	(189,942)	(6,199)	(410,913)	(10,598)
Ending balance at September 30	$2,071,505	$641,903	$2,071,505	$641,903

Net unrealized gain on mortgage loans held at the end of the period	$55,558	$17,670	$164,378	$25,963

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying Value	Unpaid principal balance	Market value of underlying properties
September 30, 2014
Current	685	$96,445	$161,438	$168,946
30	98	10,080	17,485	19,072
60	46	6,593	9,560	10,208
90	2,608	410,583	663,560	629,706
Foreclosure	8,653	1,547,804	2,362,326	2,086,407
Mortgage loans	12,090	$2,071,505	$3,214,369	$2,914,339
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage Loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of Residential's re-performing mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
September 30, 2014
Current	818	$136,814	$194,861	$257,491
30	23	2,587	3,867	4,114
60	7	1,062	1,552	1,703
90	24	2,734	4,066	4,436
Mortgage loans held for sale	872	$143,197	$204,346	$267,744

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of September 30, 2014 and December 31, 2013:

Input	September 30, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.2% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $6,450,000	$3,000 - $3,550,000

5. Borrowings

Repurchase Agreements

Residential's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore it has concluded these are financing arrangements. As of September 30, 2014, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.05%, excluding amortization of deferred financing costs. The following table sets forth data with respect to Residential's repurchase agreements as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
September 30, 2014
Repurchase agreement due April 20, 2015 (1)	$375,000	$655,739	$374,982
Repurchase agreement due March 23, 2015	1,030,000	1,076,441	669,452
Repurchase agreement due March 11, 2016	250,000	414,889	213,894
	$1,655,000	$2,147,069	$1,258,328
December 31, 2013
Repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	400,000	634,234	398,602
Repurchase agreement due March 11, 2016	250,000	205,328	118,416
	$750,000	$1,005,912	$602,382
_____________

(1)	The aggregate borrowing capacity under the repurchase agreement reverts to $200.0 million after December 10, 2014.

Under the terms of each repurchase agreements, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential's operating partnership will sell to the applicable lender equity interests in its Delaware statutory trust subsidiaries that owns the applicable underlying assets on its behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest based on LIBOR or at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. Residential does not collateralize any of its repurchase facilities with cash.

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

Other Secured Debt

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted yield of approximately 3.5% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

Residential retained all of the Class M Notes in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

The following table sets forth data with respect to these notes as of September 30, 2014 ($ in thousands):

	Interest Rate	September 30, 2014
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.4747%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due December 28, 2014	5.00%	15,000
Elimination of intercompany debt		(47,000)
Total		$150,000
_____________

(1)	The expected redemption date for the Class A Notes is September 25, 2017.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

6. Commitments and Contingencies

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no material legal or regulatory proceedings have been threatened against us.

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$7,038	$11,238	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	22,173	47,605	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	4	1,770	Altisource	Related party general and administrative expenses
Office and occupancy costs	91	234	Ocwen/Altisource	Related party general and administrative expenses
Salaries and benefits	485	1,614	Ocwen/Altisource	Related party general and administrative expenses
Expense reimbursements	1,801	5,580	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	19,503	44,129	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
	Three months ended September 30, 2013	Nine months ended September 30, 2013	Counter-party	Consolidated Statements of Operations location
2013
Residential property operating expenses	$138	$246	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	2,134	3,335	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	651	1,004	Altisource	Related party general and administrative expenses
Office and occupancy costs	74	153	Ocwen	Related party general and administrative expenses
Expense reimbursements	1,307	3,371	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	51	51	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate

On September 30, 2014, pursuant to a master repurchase agreement, Residential's TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

During the nine months ended September 30, 2013, Residential acquired a portfolio from Ocwen Financial Corporation ("Ocwen") of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

8. Share-based payments

During the nine months ended September 30, 2014 and 2013, we granted 8,765 and 32,197 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $791.27 and $63.98, respectively.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2014 and 2013, we granted 205 and 1,470 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $1,090.26 and $205.27, respectively.

We recorded $1.6 million and $4.3 million of compensation expense related to these grants for the three and nine months ended September 30, 2014, respectively, and recorded $2.1 million and $3.4 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and 2013, we had an aggregate $19.6 million and $15.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.83 years and 3.25 years, respectively.

9. Income taxes

We are domiciled in the United States Virgin Islands ("USVI") and under current USVI law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the United States Virgin Islands Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions of the certificate, we will receive a 90% exemption on our USVI sourced income taxes until 2043. NewSource is considered a controlled foreign corporation ("CFC") to AAMC. CFC Subpart F income generated is taxed currently in the USVI and does not receive the reduced tax rate under the certificate of benefits.

As of September 30, 2014 and 2013, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the nine months ended September 30, 2014 and 2013. Residential recorded nominal state and local tax expense on income and property for the three and nine months ended September 30, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Numerator
Net income (loss) attributable to common stockholders	$17,698	$(2,557)	$37,756	$(4,896)

Denominator
Weighted average common stock outstanding – basic	2,238,225	2,348,040	2,286,451	2,344,923
Stock options using treasury method	244,543	—	256,203	—
Restricted stock	148,849	—	167,393	—
Preferred shares if converted	200,000	—	143,704	—
Weighted average common stock outstanding – diluted	2,831,617	2,348,040	2,853,751	2,344,923

Earnings (loss) per basic share	$7.91	$(1.09)	$16.51	$(2.09)
Earnings (loss) per diluted share	$6.25	$(1.09)	$13.23	$(2.09)

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

12. Subsequent events

Sale of Re-performing Mortgage Loans

In October 2014, Residential sold an aggregate of 934 re-performing loans for an aggregate purchase price of $164 million. Of the 934 loans sold in this transaction, 770 were from the re-performing loan pool Residential purchased in the second quarter of 2014 and 164 were from prior NPL acquisitions that had transitioned to re-performing status and had a clean pay history of at least six months. The gain on purchase price for the 770 loans Residential purchased in the second quarter of 2014 was 2%, and the gain on purchase price for the remaining 164 re-performing loans was 28%. Following such payment, the total outstanding borrowings under Residential's repurchase agreements was reduced from $1.3 billion to $1.1 billion.

Completed Portfolio Acquisition

On October 24, 2014, Residential acquired a portfolio of 159 first lien residential mortgage loans, substantially all of which were non-performing, and REO properties, having an aggregate UPB of $42.8 million and an aggregate market value of properties of $31.6 million for an aggregate purchase price of $21.0 million. This transaction represented the second closing of the portfolio of 915 non-performing mortgage loans and REO properties that Residential had agreed to purchase in the second quarter of 2014.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services to Residential and NewSource. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

We have a capital light operating strategy. Residential is currently our primary source of revenue and will drive our results. The asset management agreement with Residential entitles us to “incentive management fees,” that give us a share of Residential’s cash flow available for distribution to its stockholders, as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock, to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. We used substantially all of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. In the future we may use excess cash generated from operations to repurchase shares of our common stock when trading at attractive prices. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock.

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

Since Residential has commenced operations, we have advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

During the nine months ended September 30, 2014, Residential completed the acquisition of an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, Residential agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million. There can be no assurance that Residential will complete this transaction in whole or in part on a timely basis or at all.

On June 27, 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. During October 2014, Residential sold 770 of these re-performing mortgage loans. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

In 2013, Residential acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During 2013 and the nine months ended September 30, 2014, Residential modified an aggregate of 451 mortgage loans, converted an aggregate of 2,860 mortgage loans into REO properties and disposed of an aggregate of 627 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of September 30, 2014, Residential's portfolio consisted of 12,090 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.2 billion and an aggregate market value of underlying properties of $2.9 billion. Residential also owned 2,984 REO properties with an aggregate carrying value of $460.1 million, of which 2,660 were held for use and 324 were held for sale. Of the 2,660 REO properties held for use, 216 REO properties had been rented and were occupied by tenants, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. Residential also owned 872 re-performing mortgage loans held for sale having an aggregate UPB of approximately $204.3 million and an aggregate market value of underlying properties of approximately $267.7 million as of September 30, 2014.

To date, Residential has acquired its non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds.

NewSource has generated approximately $2.0 million of title reinsurance premiums for the nine months ended September 30, 2014. We expect to further expand the geographic scope of NewSource’s title reinsurance activities in the coming quarters in seeking to grow NewSource’s business opportunities.

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

ii.
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

iii.
Net unrealized gains from the change in fair value of loans. After Residential's sub-performing and non-performing mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

As a greater number of Residential’s REO properties are renovated and deemed suitable for rental, we expect a greater portion of its revenues will be rental revenues. We believe the key variables that will affect Residential’s rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of Residential’s leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and leasing expenses, or reduced rental revenues.

Although Residential seeks to lease the majority of REO properties it acquires on foreclosure, it may also sell the properties that do not meet its rental investment criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential’s portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Residential’s expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fee and advances of residential property insurance and HOA dues. Rental property operating expenses are expenses associated with Residential’s ownership and operation of rental properties including expenses such as Altisource’s inspection, property preservation and renovation fees, property management fees, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential’s asset levels since it depreciate its properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with Residential’s debt financing of its portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of Residential's and our business. Expense reimbursement consists primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. The incentive management fees consist of compensation due to us, based on the amount of cash available for distribution to Residential’s stockholders for each period. The expense reimbursement and incentive management fee are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

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

Generally, we expect that Residential’s mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans we do not acquire could be significant. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Residential’s taxable income is triggered primarily by material changes in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect Residential to convert its taxable gains on REO dispositions and loan modifications within a short period of time to cash gains, which can be used to fund the distribution requirements from the corresponding taxable gains. Distribution requirements from the taxable gains on Residential’s remaining loans that it expects to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities

	First quarter 2013	Second quarter 2013	Third quarter 2013	Nine months ended September 30, 2013	First quarter 2014	Second quarter 2014	Third quarter 2014	Nine months ended September 30, 2014
Mortgage Loans (1)
Beginning balance	—	673	1,332	—	8,054	11,509	12,070	8,054
Acquisitions	684	720	3,783	5,187	4,207	1,590	1,289	7,086
Dispositions	(10)	(28)	(54)	(92)	(116)	(135)	(165)	(416)
Mortgage loan conversions to REO	(1)	(33)	(43)	(77)	(637)	(907)	(1,113)	(2,657)
Reversions to mortgage loans (2)	—	—	2	2	1	13	9	23
Ending balance	673	1,332	5,020	5,020	11,509	12,070	12,090	12,090

Modifications	—	18	29	47	81	90	179	350
Loan reinstatements	4	10	6	20	19	30	64	113

Real Estate Owned
Beginning balance	—	7	40	—	262	896	1,958	262
Acquisitions	6	—	34	40	—	190	—	190
Dispositions	—	—	(1)	(1)	(2)	(22)	(78)	(102)
Mortgage loan conversions to REO	1	33	43	77	637	907	1,113	2,657
Reversions to mortgage loans	—	—	(2)	(2)	(1)	(13)	(9)	(23)
Ending balance	7	40	114	114	896	1,958	2,984	2,984

Leased	—	1	5	5	35	102	216	216
Renovations complete	—	—	6	6	17	40	90	90
Renovations in process	—	5	3	3	48	140	270	270
Evaluating strategy/held for sale	7	34	100	100	796	1,676	2,408	2,408
	7	40	114	114	896	1,958	2,984	2,984
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of September 30, 2014, 197 of Residential's mortgage loans were on trial modification plans, compared to 291 mortgage loans on trial modification plans as of June 30, 2014.

Portfolio size

The size of Residential’s investment portfolio will also be a key revenue driver. Generally, as the size of Residential’s investment portfolio grows, the amount of revenue it expects to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees to Ocwen, property management fees to Altisource and fees payable to AAMC. Residential may also incur additional interest expense if it incurs debt to finance the purchase of its assets.

Existing Portfolio

We advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

In 2013, Residential acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During the nine months ended September 30, 2014, Residential completed the acquisition of an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, Residential agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans.

	Portfolios Acquired
Date acquired	Number of loans acquired		Fair value of underlying property (in millions)	UPB
Twelve months ended December 31, 2013	8,531		$1,795.2	$2,219.3
January 2, 2014	650		$93.6	120.8
January 28, 2014	66		7.0	7.3
January 31, 2014	3,421		791.7	987.8
February 28, 2014	70		8.2	8.0
May 1, 2014	664		126.6	153.0
June 27, 2014	1,116		375.3	328.2
July 10, 2014	46		5.0	6.9
July 31, 2014	1,243		315.7	260.3
Totals	15,807	(1)	$3,518.3	$4,091.6
_____________

(1)	Includes 40 REOs purchased in 2013 and 190 REOs purchased in May 2014. Excludes the portfolio of 879 re-performing loans acquired in June 2014.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions of nonperforming loans through September 30, 2014 as Residential’s “Existing Portfolio.” As defined in this quarterly report, Residential's “Existing Portfolio” does not include the 872 re-performing mortgage loans having an aggregate UPB of approximately $204.3 million and an aggregate market value of underlying properties of approximately $267.7 million as of September 30, 2014, which are considered “Mortgage loans held for sale.”

Residential’s sub-performing and non-performing mortgage loans become REO properties when it has obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

As of September 30, 2014, Residential had 2,984 REO properties, consisting of 2,660 REO properties held for use and 324 held for sale. Of the 2,660 REO properties held for use, 216 properties had been rented and were occupied by tenants, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. If an REO property meets Residential’s rental investment criteria, Residential determines the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential’s rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of September 30, 2013, Residential had 100 REO properties held for use. Of these properties, five had been rented, six were being listed for rent and three were in various stages of renovation. With respect to the remaining 86 REO properties at September 30, 2013, Residential was in the process of determining whether these properties would meet its rental profile. Additionally, 14 REO properties owned as of September 30, 2013 were held for sale.

The following table sets forth a summary of Residential's REO properties as of September 30, 2014 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	21	$3,737	20
Alaska	1	185	28
Arizona	55	8,799	22
Arkansas	27	2,785	28
California	324	96,700	34
Colorado	21	3,932	30
Connecticut	14	2,547	48
Delaware	9	1,711	24
District of Columbia	1	244	103
Florida	509	77,710	23
Georgia	133	15,815	21
Hawaii	2	339	20
Idaho	5	508	31
Illinois	286	41,967	43
Indiana	134	14,287	34
Iowa	5	319	61
Kansas	26	2,277	44
Kentucky	42	5,043	32
Louisiana	19	1,991	28
Maine	8	1,207	120
Maryland	47	8,523	32
Massachusetts	27	5,458	84
Michigan	81	10,033	44
Minnesota	52	8,275	38
Mississippi	5	465	31
Missouri	63	5,895	43
Montana	2	255	35
Nebraska	4	937	33
Nevada	18	2,910	19
New Hampshire	7	1,085	34
New Jersey	38	6,629	64
New Mexico	28	3,232	24
New York	28	4,604	67
North Carolina	242	29,552	18
Ohio	112	11,879	45
Oklahoma	20	2,199	27
Oregon	5	868	37
Pennsylvania	125	16,431	51
Rhode Island	35	4,533	68
South Carolina	58	6,482	21
South Dakota	2	295	52
Tennessee	67	8,451	24
Texas	58	7,127	24
Utah	37	5,876	32
Vermont	3	561	140
Virginia	25	6,023	32
Washington	15	3,106	36
West Virginia	3	660	26
Wisconsin	134	15,331	49
Wyoming	1	$275	21
Total	2,984	$460,053	34

_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of Residential’s Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Existing Portfolio for acquisitions completed through September 30, 2014 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of September 30, 2014 the aggregate carrying value of Residential's Existing Portfolio was $2.1 billion. The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in Residential’s Existing Portfolio based on the respective UPB and respective market values of underlying properties as of September 30, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	62	$8,899	$7,776	176.3%
Alaska	3	672	1,108	62.3%
Arizona	209	54,554	47,899	125.8%
Arkansas	74	6,448	6,900	116.3%
California	1605	734,017	743,737	111.9%
Colorado	68	19,395	19,098	109.0%
Connecticut	150	45,389	41,551	141.9%
Delaware	58	11,297	9,769	129.9%
Dist. of Columbia	67	17,687	20,089	110.6%
Florida	2306	553,973	441,677	147.6%
Georgia	306	55,424	46,915	142.7%
Hawaii	55	29,067	29,402	107.4%
Idaho	37	8,434	7,861	128.1%
Illinois	457	111,801	85,165	199.4%
Indiana	280	34,620	33,120	122.5%
Iowa	27	2,348	2,479	105.5%
Kansas	27	2,807	3,172	115.6%
Kentucky	62	7,301	6,572	122.3%
Louisiana	31	5,093	5,342	110.7%
Maine	38	6,808	6,419	119.9%
Maryland	664	178,918	145,040	146.7%
Massachusetts	292	79,317	78,266	118.5%
Michigan	109	15,693	14,233	182.2%
Minnesota	64	14,119	12,529	129.7%
Mississippi	31	3,673	3,378	128.1%
Missouri	98	10,182	8,582	166.7%
Montana	6	1,337	1,436	101.2%

Nebraska	8	812	717	117.4%
Nevada	239	74,476	57,634	148.0%
New Hampshire	20	4,623	4,705	108.6%
New Jersey	1079	323,214	254,047	158.7%
New Mexico	127	18,406	18,494	109.5%
New York	749	255,877	257,824	130.4%
North Carolina	269	38,092	34,614	125.1%
North Dakota	1	123	140	87.9%
Ohio	135	20,032	17,396	146.5%
Oklahoma	34	4,160	4,376	135.6%
Oregon	107	30,803	28,386	116.8%
Pennsylvania	337	59,848	50,357	139.7%
Puerto Rico	2	219	293	76.3%
Rhode Island	71	16,656	8,879	212.4%
South Carolina	247	45,917	38,860	131.1%
South Dakota	4	534	448	132.1%
Tennessee	96	14,062	13,994	120.6%
Texas	531	63,032	80,242	91.0%
Utah	97	21,418	21,739	105.2%
Vermont	11	1,826	1,780	122.9%
Virginia	161	52,261	50,685	115.8%
Washington	493	136,302	130,094	117.9%
West Virginia	8	949	830	131.9%
Wisconsin	78	11,454	8,290	173.3%
Total mortgage loans	12,090	$3,214,369	$2,914,339	134.3%
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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$469	$—	$—	$—	$469
Net unrealized gain on mortgage loans	88,726	—	—	—	88,726
Net realized gain on mortgage loans	13,727	—	—	—	13,727
Net realized gain on re-performing mortgage loans	302	—	—	—	302
Net realized gain on real estate	3,310	—	—	—	3,310
Interest income	2,568	—	—	—	2,568
Incentive management fee	—	—	19,503	(19,503)	—
Expense reimbursements	—	—	1,801	(1,801)	—
Total revenues	109,102	—	21,304	(21,304)	109,102
Expenses:
Residential property operating expenses	9,247	—	—	—	9,247
Real estate depreciation and amortization	313	—	—	—	313
Real estate selling costs and impairment	5,542	—	—	—	5,542
Mortgage loan servicing costs	21,226	—	—	—	21,226
Interest expense	11,699	—	—	—	11,699
General and administrative	1,819	286	3,330	—	5,435
Related party general and administrative	21,530	210	563	(21,304)	999
Total expenses	71,376	496	3,893	(21,304)	54,461
Other income	—	1,586	—	—	1,586
Income before income taxes	37,726	1,090	17,411	—	56,227
Income tax expense	50	—	803	—	853
Net income	37,676	1,090	16,608	—	55,374
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(37,676)	(37,676)
Net income attributable to common stockholders	$37,676	$1,090	$16,608	$(37,676)	$17,698

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$719	$—	$—	$—	$719
Net unrealized gain on mortgage loans	258,898	—	—	—	258,898
Net realized gain on mortgage loans	33,867	—	—	—	33,867
Net realized gain on re-performing mortgage loans	302	—	—	—	302
Net realized gain on real estate	4,544	—	—	—	4,544
Interest income	2,757	—	—	—	2,757
Incentive management fee	—	—	44,129	(44,129)	—
Expense reimbursements	—	—	5,580	(5,580)	—
Total revenues	301,087	—	49,709	(49,709)	301,087
Expenses:
Residential property operating expenses	13,550	—	—	—	13,550
Real estate depreciation and amortization	464	—	—	—	464
Real estate selling costs and impairment	8,775	—	—	—	8,775
Mortgage loan servicing costs	49,588	—	—	—	49,588
Interest expense	24,352	—	—	—	24,352
General and administrative	5,665	381	9,532	—	15,578
Related party general and administrative	51,629	731	1,946	(49,709)	4,597
Total expenses	154,023	1,112	11,478	(49,709)	116,904
Other income	383	1,985	4	—	2,372
Income (loss) before income taxes	147,447	873	38,235	—	186,555
Income tax expense	76	—	1,352	—	1,428
Net income (loss)	147,371	873	36,883	—	185,127
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(147,371)	(147,371)
Net income (loss) attributable to common stockholders	$147,371	$873	$36,883	$(147,371)	$37,756

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$6	$—	$—	$6
Net unrealized gain on mortgage loans	17,670	—	—	17,670
Net realized gain on mortgage loans	1,909	—	—	1,909
Interest income	156	—	—	156
Incentive management fee	—	51	(51)	—
Expense reimbursements	—	1,307	(1,307)	—
Total revenues	19,741	1,358	(1,358)	19,741
Expenses:
Residential property operating expenses	191	—	—	191
Real estate depreciation and amortization	4	—	—	4
Real estate selling costs and impairment	210	—	—	210
Mortgage loan servicing costs	2,154	—	—	2,154
Interest expense	467	—	—	467
General and administrative	980	3,915	—	4,895
Related party general and administrative	2,039	—	(1,358)	681
Total expenses	6,045	3,915	(1,358)	8,602
Other income	13	—	—	13
Net income (loss)	13,709	(2,557)	—	11,152
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(13,709)	(13,709)
Net income (loss) attributable to common stockholders	$13,709	$(2,557)	$(13,709)	$(2,557)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2013
(In thousands, unaudited)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$6	$—	$—	$6
Net unrealized gain on mortgage loans	25,963	—	—	25,963
Net realized gain on mortgage loans	4,015	—	—	4,015
Interest income	368	—	—	368
Incentive management fee	—	51	(51)	—
Expense reimbursements	—	3,371	(3,371)	—
Total revenues	30,352	3,422	(3,422)	30,352
Expenses:
Residential property operating expenses	275	—	—	275
Real estate depreciation and amortization	4	—	—	4
Real estate selling costs and impairment	210	—	—	210
Mortgage loan servicing costs	3,788	—	—	3,788
Interest expense	1,163	—	—	1,163
General and administrative	2,480	8,318	—	10,798
Related party general and administrative	4,474	—	(3,422)	1,052
Total expenses	12,394	8,318	(3,422)	17,290
Other expense	(6)			(6)
Net income (loss)	17,952	(4,896)	—	13,056
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	(17,952)	(17,952)
Net income (loss) attributable to common stockholders	$17,952	$(4,896)	$(17,952)	$(4,896)

Altisource Asset Management Corporation
Consolidating Balance Sheet
September 30, 2014
(In thousands, unaudited)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate held for use:
Land	$9,865	$—	$—	$—	$9,865
Rental residential properties, net	38,470	—	—	—	38,470
Real estate owned	370,733	—	—	—	370,733
Total real estate held for use, net	419,068	—	—	—	419,068
Real estate assets held for sale	40,985	—	—	—	40,985
Mortgage loans	2,071,505	—	—	—	2,071,505
Mortgage loans held for sale	143,197	—	—	—	143,197
Cash and cash equivalents	76,027	5,899	9,898	—	91,824
Restricted cash	12,033	—	—	—	12,033
Accounts receivable	874	612	7	—	1,493
Related party receivables	19,254	15,000	49,338	(64,338)	19,254
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	3,688	—	—	—	3,688
Prepaid expenses and other assets	5,305	36	1,506	—	6,847
Total assets	$2,809,936	$21,547	$62,749	$(84,338)	$2,809,894
Liabilities:
Repurchase agreements	$1,258,329	$—	$—	$—	$1,258,329
Other secured borrowings	165,000	—	—	(15,000)	150,000
Accounts payable and accrued liabilities	14,577	21	1,548	—	16,146
Related party payables	55,216	731	298	(49,338)	6,907
Total liabilities	1,493,122	752	1,846	(64,338)	1,431,382
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	248,875	—	248,875
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,021	20,000	17,246	(1,247,021)	17,246
Retained earnings/(accumulated deficit)	89,221	795	31,508	(89,221)	32,303
Treasury stock	—	—	(236,751)	—	(236,751)
Total stockholders' equity	1,316,814	20,795	(187,972)	(1,336,814)	(187,177)
Noncontrolling interest in consolidated affiliate	—	—	—	1,316,814	1,316,814
Total equity	1,316,814	20,795	(187,972)	(20,000)	1,129,637
Total liabilities and equity	$2,809,936	$21,547	$62,749	$(84,338)	$2,809,894

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

Results of operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three and nine months ended September 30, 2014 versus three and nine months ended September 30, 2013

Rental revenues

Residential's rental revenues increased to $0.5 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. The number of leased properties increased to 216 leased properties at September 30, 2014 from five at September 30, 2013. Residential had nominal rental revenues for the three and nine months ended September 30, 2013. We expect Residential to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Residential's rental revenues will be dependent primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be two or fewer years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets and Residential's renters’ desire to remain in its properties.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans increased to $88.7 million for the three months ended September 30, 2014 from $17.7 million for the three months ended September 30, 2013. Additionally, Residential's net unrealized gains on mortgage loans increased to $258.9 million for the nine months ended September 30, 2014 from $26.0 million for the nine months ended September 30, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were estimated. The net unrealized gains for the three and nine months ended September 30, 2014 and 2013 can be broken down into the following two components:

•
First, Residential recognized unrealized gains driven by a material change in loan status of $38.4 million and $90.5 million for the three and nine months ended September 30, 2014, respectively, compared to $1.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, Residential converted 1,113 and 2,657 mortgage loans to REO status, respectively. During the three and nine months ended September 30, 2013, Residential converted 43 and 77 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, Residential marked these properties to the most recent market value, less estimated selling costs in the case of REO held for sale; and

•
Second, Residential recognized $50.3 million and $168.4 million in unrealized gains for the three and nine months ended September 30, 2014, respectively, from the net increase in the fair value of loans during the period. During the three and nine months ended September 30, 2013, Residential recognized $15.9 million and $23.0 million, respectively, in unrealized gains from the net increase in the fair value of loans during the period. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through Residential's acquisitions, the number of sub-performing and non-performing loans in its Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 12,090 loans at September 30, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gains on mortgage loans increased to $13.7 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013. Residential disposed of 165 mortgage loans in the three months ended September 30, 2014 and 54 mortgage loans in the three months ended September 30, 2013, primarily from short sales and foreclosure sales.

Residential's net realized gains on mortgage loans increased to $33.9 million for the nine months ended September 30, 2014 from $4.0 million for the nine months ended September 30, 2013. Residential disposed of 416 mortgage loans in the nine months ended September 30, 2014 and 92 mortgage loans in the nine months ended September 30, 2013, primarily from short sales and foreclosure sales.

Net realized gain on real estate

Net realized gains on real estate were $3.3 million and $4.5 million for the three and nine months ended September 30, 2014, during which Residential disposed of 78 and 102 residential residential properties, respectively. Residential did not dispose of any residential properties during the nine months ended September 30, 2013.

Interest income

Interest income increased to $2.6 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, as Residential accreted $2.5 million into interest income with respect to its re-performing loans. Interest income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2013.

Insurance premiums

NewSource’s net written reinsurance premiums for the three and nine months ended September 30, 2014 are $1.6 million and $1.9 million, respectively. NewSource commenced its reinsurance activities during the second quarter of 2014 and we expect to expand the geographic scope of NewSource’s title reinsurance activities in the coming quarters in seeking to grow NewSource’s business opportunities.

Residential property operating expenses

Residential incurred $9.2 million and $13.6 million of residential property operating expenses for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. Residential expects to incur increasing residential property operating expenses in the remainder of 2014 upon converting its mortgage loans to, and owning, residential properties. Residential's residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred $0.3 million and $0.5 million of real estate depreciation and amortization for the three and nine months ended September 30, 2014, respectively, compared to a nominal amount of real estate depreciation and amortization for both the three and nine months ended September 30, 2013. We expect Residential to incur increasing real estate depreciation and amortization in 2014 upon converting its mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Real estate selling costs and impairment

Real estate selling costs and impairment, including estimated selling costs of REO held for sale and impairment, were $5.5 million and $8.8 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million for both the three and nine months ended September 30, 2013. Residential records residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The amount by which the carrying amount exceeds the estimated fair value is an impairment loss.

Mortgage loan servicing costs

Residential incurred $21.2 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance and HOA dues for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, Residential incurred $49.6 million of mortgage loan servicing costs compared to $3.8 million for the nine months ended September 30, 2013. Residential incurs mortgage loan servicing and foreclosure costs as Ocwen and other interim servicers service Residential's loans and pay for advances relating to property insurance and HOA dues that are made to protect its investment in mortgage loans. Residential's loan servicing costs could be higher in a given period if the number of non-performing mortgage loans increases.

Interest expense

Residential incurred $11.7 million and $24.4 million of interest expense for the three and nine months ended September 30, 2014, respectively, related to borrowings under its repurchase agreements (including amortization of deferred financing costs) compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. The interest rate under Residential's repurchase agreements is subject to change based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause Residential's contractual interest expense to increase. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $5.4 million for the three months ended September 30, 2014 from $4.9 million for the three months ended September 30, 2013, primarily due to an increase in salaries and benefits attributable to the hiring of additional personnel to provide services on behalf of Residential, and higher professional fees and acquisition costs related to acquisitions of mortgage loan portfolios. These activities also resulted in an increase in general and administrative expenses for the nine months ended September 30, 2014 to $15.6 million from $10.8 million for the nine months ended September 30, 2013.

Related party general and administrative expenses

Residential and we incurred $1.0 million and $4.6 million of related party general and administrative expenses for the three and nine months ended September 30, 2014, respectively, compared to $0.7 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. Related party general and administrative expenses primarily consist of personnel costs attributable to services provided on behalf of our business and due diligence costs related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

For the three months ended September 30, 2014 and 2013, we recognized $37.7 million and $13.7 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income because although we consolidate Residential, we have no ownership in Residential. For the nine months ended September 30, 2014 and 2013, we recognized $147.4 million and $18.0 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate.

Incentive management fees and expense reimbursements

We recorded management incentive fees of $19.5 million and $44.1 million for the three and nine months ended September 30, 2014, respectively, in connection with the cash available for distribution from Residential. Management incentive fees of $51,000 were received from Residential for the three and nine months ended September 30, 2013. The incentive management fees have been eliminated under U.S. GAAP in consolidation. We recorded $1.8 million and $1.3 million of expense reimbursements from Residential and NewSource that also have been eliminated in consolidation for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we recognized $5.6 million and $3.4 million of expense reimbursements, respectively. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Liquidity and capital resources

As of September 30, 2014, we had stand-alone cash and cash equivalents of $9.9 million compared to $4.1 million as of December 31, 2013. We believe this cash is sufficient to fund our operations since we are generating incentive management fees as a result of Residential paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of September 30, 2014 was $91.8 million, of which approximately $76.0 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements) and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of September 30, 2014 also include $5.9 million attributable to NewSource, representing the cash invested by Residential and us into NewSource in October 2013.

Residential was initially funded with $100.0 million from Altisource in connection with its separation on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under its repurchase agreements and securitization financings, interest payments it receives from its portfolio of assets, cash generated from loan liquidations and cash generated from its rental portfolio. Based on Residential’s current borrowing capacity and leverage ratio, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses.

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

The equity offerings, repurchase facilities and securitization financings conducted by Residential to date are described below:

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. Residential subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
For the repurchase agreement entered into on March 22, 2013, Residential amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014, and on October 3, 2014, Residential extended the increase through December 10, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after December 10, 2014.

•
The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
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

Following these increases, the maximum aggregate funding available to Residential under these repurchase agreements as of September 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2014, an aggregate of $1.3 billion was outstanding under Residential's repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by Residential. In October 2014, Residential sold a portfolio of 934 re-performing mortgage loans to an unrelated third party for aggregate proceeds of $164.0 million. Residential used a portion of the proceeds from this transaction to pay down its repurchase facilities. Following such payment, the total outstanding borrowings under Residential's repurchase agreements were reduced from $1.3 billion to $1.1 billion.

Under the terms of each repurchase agreement, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential’s operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on Residential’s behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the applicable repurchase agreement is subject to agreement between the lender and Residential and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Residential’s cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. Residential is also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

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

The following table sets forth data with respect to Residential's repurchase agreements as of and for the three months ended September 30, 2014, September 30, 2013 and December 31, 2013 ($ in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Three months ended December 31, 2013
Balance at end of period	$1,258,328	$338,800	$602,382
Maximum month-end balance outstanding during the period	1,413,357	338,800	602,382
Weighted average quarterly balance	1,357,220	18,875	364,665

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

The increase in amounts outstanding under Residential's repurchase agreements from December 31, 2013 to September 30, 2014 relate primarily to funds Residential drew down under its repurchase facilities in January 2014, April 2014, June 2014, and July 2014 to complete its acquisitions of portfolios of mortgage loans and REO properties, net of amounts paid down with the proceeds from the issuance of the Class A Notes. Residential's overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 58.6% at September 30, 2014, although the aggregate dollar amount of funding increased. Residential does not collateralize any of its repurchase facilities with cash.

Securitizations

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes and $32.0 million in Class M Notes. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

Residential retained all of the Class M Notes in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

Treasury shares

At September 30, 2014, a total of $231.9 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Change
Net cash used in operating activities	$(94,297)	$(11,069)	$(83,228)
Net cash used in investing activities	(1,152,205)	(636,185)	(516,020)
Net cash provided by financing activities	1,198,326	644,300	554,026
Total cash flows	$(48,176)	$(2,954)	$(45,222)

The change in net cash used in operating activities for the nine months ended September 30, 2014 and 2013 by Residential and us consisted primarily of gains on mortgage loans offset by related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance and HOA dues on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of Residential's investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of Residential's investments in non-performing loan portfolios. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the nine months ended September 30, 2014 included proceeds of $250.0 million from the issuance of our preferred stock and payments for share repurchases of $231.9 million under our share repurchase program. In addition, the change in net cash provided by financing activities for the nine months ended September 30, 2014 included Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. The change in net cash provided by financing activities for the nine months ended September 30, 2013 consisted primarily of Residential's net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by

Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of September 30, 2014.

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

Income taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or the entire deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. Residential does not originate loans. During the third quarter 2014, Residential decided to sell these re-performing loans and as such they were reclassified as loans held for sale from loans held for investment. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

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

Residential properties, net

Upon the acquisition of real estate, generally through the completion of foreclosure, Residential records the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential’s initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, is accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Residential currently borrows funds at variable rates using secured financings. At September 30, 2014, Residential had $1.3 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1.3 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.6 million, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

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

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At September 30, 2014, we have remaining approximately $68.1 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending September 30, 2014 (dollars in thousands).

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs(1)
July 2014	—	$—	—	$106,066
August 2014	8,884	597.88	198,917	100,755
September 2014	45,581	716.90	244,498	68,077
As of period ended September 30, 2014	54,465	697.49	244,498	68,077
__________
(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

(2) The number of shares above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the three and nine months ended September 30, 2014, 1,847 and 6,012 shares were reacquired at a weighted average per share price of $589.27 and $803.04, respectively, pursuant to our equity incentive plan.

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

Altisource Asset Management Corporation
Date:	November 4, 2014	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer