Form 10-K
period 2014-12-31
Altisource Asset Management Corp
filed 2015-03-02
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54809

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None.

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $921.7 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2014 and the assumption that all directors and executive officers of the registrant and their families are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 19, 2015, 2,206,577 shares of our common stock were outstanding (excluding 264,131 shares held as treasury stock).

Altisource Asset Management Corporation
December 31, 2014

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain Residential as a client;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	the failure of Altisource to effectively perform its obligations under their agreements with us and Residential;

•	the failure of Residential’s servicers to effectively perform their services to Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

ii

Part I

Item 1. Business

Overview

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as "inception." On December 21, 2012, we became a stand-alone publicly traded company with an initial capital contribution of $5 million. Our primary business is to provide asset management and certain corporate governance services to institutional investors. Our primary client currently is Altisource Residential Corporation, which we refer to as “Residential,” under a 15-year asset management agreement, which we refer to as the “asset management agreement.” Residential is a public real estate investment trust, or "REIT," that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgage loans throughout the United States. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

We have a capital light operating strategy with profits available for share repurchases and dividends. Initially, Residential is our primary source of revenue and will drive our potential future growth. The asset management agreement with Residential entitles us to incentive fees, which we refer to as our “incentive management fee,” that will give us a share of Residential's cash flow available for distribution to its shareholders as well as reimbursement for certain overhead and operating expenses. Accordingly, our operating results are highly dependent on Residential's ability to achieve positive operating results.

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

Our Expertise

Our senior management team includes individuals with significant experience in the real estate, mortgage, housing and asset management markets. Throughout their careers, our executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. We have also internally developed a valuation model that uses proprietary historical data to evaluate and project the performance of residential mortgage loans. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new residential mortgage loans will help Residential to appropriately value the portfolios at the time of purchase.

Asset Management Agreement

Under our asset management agreement with Residential we are responsible for, among other duties: (1) performing and administering Residential's day-to-day operations, (2) defining investment criteria in cooperation with Residential's Board of Directors, (3) sourcing, analyzing and executing asset acquisitions for Residential, including its acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing sales of properties, (5) overseeing servicing of Residential's residential mortgage loan portfolios, (6) overseeing Altisource’s renovation, leasing and property management of Residential's single-family rental properties, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services. We provide Residential with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. Our management also has significant corporate governance experience that enables Residential to manage its business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services to any other party so long as Residential and its operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters.

Incentive Management Fee

Under the asset management agreement with Residential, we earn quarterly incentive management fees as follows:

i.
2% of all cash available for distribution by Residential to its stockholders and to us as incentive management fees, which we refer to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of Residential's common stock outstanding during the quarter), which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then

ii.	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.193, then

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

Expense Reimbursement

Pursuant to the asset management agreement, we are reimbursed by Residential on a monthly basis for the (i) direct and indirect expenses we incur or payments we make on Residential's behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all our employees and staff for activities they conduct for Residential and (ii) all other reasonable operating and overhead expenses we incur related to the asset management services we provide to Residential. We are not reimbursed by Residential for any compensation paid to our Directors.

Termination

Residential may terminate the asset management agreement without cause upon the determination of at least two-thirds of its independent directors that (i) there has been unsatisfactory performance by us that is materially detrimental to Residential, or (ii) the compensation payable to us under the asset management agreement is unreasonable, unless we agree to amend our compensation by an amount or in a manner that at least two-thirds of Residential's independent directors determine is reasonable.

We may terminate the asset management agreement without cause by providing written notice to Residential no later than 180 days prior to December 21 of any year during the initial term or a renewal term, and the asset management agreement will terminate on the December 21 following the delivery of such notice.

Residential will be required to pay us a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by Residential without cause, (ii) a termination by us as a result of Residential's becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by us if Residential defaults in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by us during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

If the asset management agreement were terminated by Residential, even if a termination fee is payable to us, our financial position and future prospects for revenues and growth would be materially adversely affected.

Residential's Business Strategy

Overview

We believe that Residential's business model provides it with operating capabilities that are difficult to replicate and positions it to capitalize on substantial single-family rental and non-performing loan market opportunities. Specifically, we believe that Residential's differentiated acquisition strategy, which is focused on purchasing sub-performing and non-performing mortgage loans, provides it with multifaceted loan resolution methodologies through Residential's mortgage loan servicers and access to an established, nationwide renovation and property management infrastructure. We believe this provides Residential with multiple avenues of value creation that will help it to achieve its business objective of generating attractive risk-adjusted returns for its stockholders.

Acquisition Strategy

We expect that Residential will continue to acquire single-family rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios. Based on the experience of our management team, we believe that the distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•
we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties throughout the United States. We believe the relatively lower level of competition for sub-performing and non-performing loans, provides buyers with the opportunity for a relatively lower cost to ultimately acquire single-family rental properties relative to foreclosure auctions or other REO acquisition channels; and

•
we believe that Residential will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Multifaceted Loan Resolution Methodologies

Through its mortgage servicers, including Ocwen, Residential seeks to employ various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we intend to focus on (1) converting a portion of Residential's sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Residential's preferred resolution methodology is to modify the sub-performing and non-performing loans. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for Residential. We believe modification followed by refinancing or sale generates near-term cash flows for Residential, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes. We expect a significant portion of Residential’s mortgage loans will enter into foreclosure or result in Residential's acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure, ultimately becoming REO that it can convert into single-family rental properties which we believe will generate long-term returns for Residential's stockholders. If an REO property does not meet Residential's rental investment criteria, we expect Residential to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions and dividend distributions. We believe that the optionality provided by this multifaceted resolution approach enables Residential to bid on large portfolios in an effective manner as all loans may not be amenable to a single resolution strategy.

Access to Established Nationwide Property Management Infrastructure

We believe that Residential's 15-year master services agreement with Altisource allows Residential to operate and manage single-family rental properties with efficiency and predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services which we believe provide Residential with the following competitive advantages:

•
the management of single-family rental properties using Altisource’s nationwide vendor network is not dependent upon scale; accordingly, unlike many of Residential's competitors, it does not require a critical size of single-family rental properties in a geographic area to attain operating efficiencies;

•
sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; we believe Residential is positioned to bid effectively on portfolios with large geographic dispersion;

•
Altisource’s rental marketing strategy is specifically designed to advertise listings across popular industry-focused websites, utilizing their high organic and paid search rankings to generate large volumes of prospective tenants;

•
Residential's contracted relationships with nationwide manufacturers and material suppliers, who are also used by Altisource, enable Residential to manage the ordering and delivery of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•
We have direct access to Altisource's inspection and estimating application which is utilized by the third-party general contracting vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, which can enable more accurate forecasting of long term maintenance requirements; and

•	Ongoing tenant management services are coordinated through an internal “24x7” customer service center.

We work directly with Altisource’s vendor management team on Residential's behalf, and our construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through our team, Residential coordinates with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain to create a unified look and feel for the REO properties that Residential rents, owns or acquires upon resolution of its mortgage loans. We believe our experience and these coordinated efforts with Altisource provide us with the capabilities to replicate Altisource’s vendor network, if necessary, which competitors may not be able to do without substantial efforts and expense.

Although Residential's master services agreement and other support agreements with Altisource are not exclusive arrangements, we believe that these relationships and our direct access to a large vendor network through Altisource provides Residential with significant competitive advantages over third parties with respect to acquiring and maintaining sub-performing and non-performing loans and single-family rental properties. We expect Residential to hold single-family rental property assets over the long-term with a focus on developing brand and franchise value.

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

Existing Portfolio

We advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

In 2014, Residential completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 237 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion. In 2013, Residential completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, and 40 REO properties having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

During the years ended December 31, 2014 and 2013, Residential completed the acquisition of the following portfolios of non-performing residential mortgage loans.

	Portfolios Acquired
Date acquired	Number of loans acquired		Fair value of underlying property (in millions)	UPB (in millions)
Year ended December 31, 2013	8,531		$1,795.2	$2,219.3
January 2, 2014	650		93.6	120.8
January 28, 2014	66		7.0	7.3
January 31, 2014	3,421		791.7	987.8
February 28, 2014	70		8.2	8.0
May 1, 2014	664		126.6	153.0
June 27, 2014	1,116		375.3	328.2
July 10, 2014	46		5.0	6.9
July 31, 2014	1,243		315.7	260.3
October 24, 2014	159		31.6	42.9
December 23, 2014	127		15.1	16.0
Totals	16,093	(1)	$3,565.0	$4,150.5
_____________

(1)
Includes 40 REOs purchased in 2013, 190 REOs purchased in May 2014, and 46 REOs purchased in October 2014. Excludes the portfolio of 879 re-performing loans acquired in June 2014, the majority of which were subsequently sold in October 2014.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential's completed acquisitions as its “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this report, Residential's “Existing Portfolio” does not include the 102 re-performing mortgage loans having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014, which are considered “Mortgage loans held for sale.”

Residential’s sub-performing and non-performing mortgage loans become REO properties when it has obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

As of December 31, 2014, Residential had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 held for sale. Of the 3,349 REO properties held for use, 336 properties had been rented, 197 were being listed for rent and 254 were in varying stages of renovation in preparation for rent. With respect to the remaining 2,562 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets Residential’s rental investment criteria, Residential determines the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential’s rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of December 31, 2013, Residential had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties at December 31, 2013, Residential was in the process of determining whether these properties would meet its rental profile. Additionally, 16 REO properties owned as of December 31, 2013 were held for sale.

The remainder of Residential’s Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Existing Portfolio for acquisitions completed through December 31, 2014 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of December 31, 2014 the aggregate carrying value of Residential's Existing Portfolio was $2.0 billion (which does not include the carrying value of Residential's REO properties of an additional $624.6 million). The carrying value of mortgage loans is based on our proprietary pricing model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in Residential’s Existing Portfolio based on the respective UPB and respective market values of underlying properties as of December 31, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	58	$8,479	$7,404	174.4%
Alaska	3	672	1,011	68.8%
Arizona	152	41,668	37,939	121.8%
Arkansas	54	4,409	5,088	108.3%
California	1302	615,067	643,059	108.5%
Colorado	58	17,051	16,834	109.0%
Connecticut	139	41,462	37,664	139.8%
Delaware	59	11,254	10,030	128.9%
Dist. of Columbia	67	17,735	20,726	109.2%
Florida	2160	524,716	424,259	145.3%
Georgia	262	48,882	43,594	136.6%
Hawaii	53	27,840	28,230	106.1%
Idaho	33	7,829	7,177	132.2%
Illinois	384	96,036	74,762	189.8%
Indiana	260	32,532	29,420	123.5%
Iowa	26	2,252	2,340	108.1%
Kansas	26	2,801	3,120	114.5%
Kentucky	53	6,212	5,713	118.0%
Louisiana	38	6,503	7,101	103.2%
Maine	38	7,097	6,763	118.8%
Maryland	633	169,408	137,391	145.8%
Massachusetts	278	75,893	75,426	118.1%
Michigan	98	15,324	14,290	165.2%
Minnesota	42	9,486	8,756	127.3%
Mississippi	27	3,150	3,029	124.7%
Missouri	80	8,162	6,864	166.2%
Montana	4	1,121	1,266	89.3%
Nebraska	7	730	682	111.1%
Nevada	233	73,771	56,805	146.3%

New Hampshire	13	3,319	3,403	103.4%
New Jersey	1071	319,960	250,254	158.6%
New Mexico	125	17,614	17,709	110.6%
New York	732	251,483	255,943	116.0%
North Carolina	238	32,958	29,870	128.8%
North Dakota	1	123	140	87.9%
Ohio	128	19,036	16,362	148.5%
Oklahoma	34	4,377	4,466	134.8%
Oregon	106	31,002	28,906	116.2%
Pennsylvania	288	51,698	43,952	139.6%
Puerto Rico	2	219	293	76.3%
Rhode Island	58	13,716	7,447	229.3%
South Carolina	216	39,907	34,301	128.7%
South Dakota	3	396	325	132.0%
Tennessee	83	12,257	12,695	117.7%
Texas	459	53,508	71,055	88.2%
Utah	66	15,399	15,804	103.3%
Vermont	9	1,452	1,336	133.4%
Virginia	149	47,771	46,745	113.4%
Washington	482	131,475	127,470	115.8%
West Virginia	8	1,009	827	135.2%
Wisconsin	65	9,740	7,479	160.0%
Total mortgage loans	10,963	$2,935,961	$2,693,525	131.6%
_____________

(1)
Market value is based on the most recent BPO provided to Residential by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although Residential performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

As of December 31, 2014, the 15 states with the highest concentration of loans accounted for 8,724 loans (80% of our Existing Portfolio), with an aggregate UPB of $2.5 billion (87% of our Existing Portfolio) as of the respective cut-off dates, with the remainder dispersed among 34 other states, one territory and the District of Columbia.

As set forth in the chart below, approximately 93% of the residential mortgage loans in Residential's Existing Portfolio were 60 days or more delinquent as of December 31, 2014.

Residential's Strengths

Depth of Management Experience in Mortgage Servicing

We believe the experience of our management team allows Residential to capitalize on the servicing capabilities of third party servicers to cost effectively service Residential's acquired residential mortgage loan portfolios. We have directed and will continue to direct Residential's mortgage servicers to employ various loan resolution methodologies with respect to Residential's mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we instruct the mortgage servicers to focus on (1) converting a portion of Residential's sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Importantly, by modifying as many loans as possible, we seek to keep more families in their homes because of our efforts.

Through 2014, Residential had exclusively engaged Ocwen to service the residential mortgage loans in its portfolio. Given the recent challenges and regulatory scrutiny faced by Ocwen, through our connections and experience, Residential has engaged additional alternate servicers to service Residential’s loans. Residential has begun to move certain loans to these new servicers to diversify its servicing options. However, a substantial number of the loans Residential owns continue to be serviced by Ocwen. It is possible, even as Residential transfers all or a portion of its mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans as well as Ocwen has serviced our portfolio. In any event, if for any reason Residential's mortgage servicers, including Ocwen, are unable to service these loans at the level and/or the cost that Residential anticipates, or if Residential fails to pay or otherwise defaults under the servicing agreements, causing one or more mortgage servicers cease to act as its servicer, alternate qualified servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Residential.

Relationship with Altisource and its Nationwide Property Management Infrastructure

We believe that Residential is strategically positioned to operate single-family rental properties across the United States at an attractive cost structure, with the support of Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States.

In 2014, Altisource's vendor network completed an average of approximately 400,000 inspection, maintenance and repair orders per month. This vendor network infrastructure has been developed over many years and we believe this infrastructure would be difficult and expensive for our competitors and/or new market participants to replicate. We believe, therefore, that Residential's existing relationships with Altisource and its vendor network, as described above in “-Access to Established Nationwide Property Management Infrastructure,” gives it a distinct advantage as it allows us to bid on large attractive portfolios regardless of geography at an attractive cost structure. We also believe that our established relationships with the Altisource network management team and our ongoing experience with the service providers in Altisource’s vendor network who know our renovation, maintenance and repair standards would likely provide us with an advantage over others in replicating and/or acquiring this nationwide property management infrastructure for Residential, if necessary.

Other Services Provided by Altisource

In addition to the Altisource master services agreement, Residential also has a trademark license agreement with Altisource that provides it with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” Residential also has a support services agreement with Altisource to provide services to it in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance. Although the support services agreement has enabled us to grow Residential's and our respective businesses, we are in the process of internalizing the support services that had been provided to us by Altisource through our direct employment of the 26 employees that currently are providing these services to us through the support services agreement.

Residential's Investment Process

The underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate Residential's resolution timelines using advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws, and enforceability of liens among other factors.

The following graphic outlines the process for assessing sub-performing and non-performing portfolio investment opportunities:
Residential's Financing Strategy

Residential intends to continue to finance its investments with leverage, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential's financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to facilitate Residential's capital raising activities through public or private offerings of Residential's debt or equity securities, depending upon market conditions. For additional information on Residential's financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

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

Broad Investment Policy Risks

Residential's investment policy is very broad and, therefore, its investment committee and we have great latitude in determining the types of assets that are proper investment for Residential, as well as the individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Residential's Board of Directors will periodically review its investment policy and its investment portfolio but will not review or approve each proposed investment made by us unless it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, Residential's Board of Directors will rely primarily on information provided to it by us. Furthermore, we may use complex strategies. Transactions entered into by us on behalf of Residential may be costly, difficult or impossible to unwind by the time they are reviewed by Residential's Board of Directors. Changes in Residential's investment strategy, investment policy and targeted asset classes may increase its exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect Residential and, in turn, could adversely affect the incentive management fees we earn under our asset management agreement.

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million in 100% of the voting common stock of NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” an insurance and reinsurance company focused on real estate related insurance products in Bermuda. Residential simultaneously entered into a subscription agreement to invest $18.0 million to acquire non-voting preferred stock of NewSource. On October 17, 2013, we and Residential invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”).

Additionally, on November 18, 2013, NewSource entered into a management agreement with us to provide asset management and corporate governance services for an aggregate annual management fee of $840,000, and in November 2013, NewSource entered into a management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations.

NewSource commenced reinsurance activities during the second quarter of 2014, and generated approximately $5.0 million of title reinsurance premiums during 2014. However, in December 2014, NewSource determined that the economics of the initial business activities did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party for a price of $3.2 million.

NewSource is continuing to evaluate its real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that NewSource will be able to develop or grow its business strategy or operations, or engage in insurance and reinsurance activities at all..

Employees

As of December 31, 2014, we had nine full time employees and had an additional 26 dedicated support personnel provided to us by Altisource through its support services agreement with us. Our executive officers are also officers of Residential.

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

Residential's Competition

Residential faces competition from various sources for the acquisition of sub-performing and non-performing residential mortgage loans. Its competition includes other REITs, hedge funds, private equity funds and partnerships. To effectively compete, Residential will rely upon our management team and their substantial industry expertise which we believe provides Residential with a competitive advantage and helps it assess the investment risks and determine appropriate pricing. We expect Residential's integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable it to compete more effectively for attractive investment opportunities. However, we cannot assure you that Residential will be able to achieve its business goals or expectations due to the competitive, pricing and other risks that it faces. Residential's competitors may have greater resources and access to capital and higher risk tolerances than it has, may be able to pay higher prices for sub-performing and non-performing residential mortgage loans than it can or may be willing to accept lower returns on investment. As the inventory of available sub-performing and non-performing residential mortgage loans and REO will fluctuate, the competition for assets and financing may increase.

Residential also faces significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Residential will rely upon the ability of our management team to supervise the renovation, yield management, and property management services on its acquired properties. Despite these efforts, some of Residential's competitors' single-family rental properties may be of better quality, or in more desirable locations than its properties or have leasing terms more favorable than it offers. In addition, Residential's ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that Residential will be successful in acquiring or managing single-family rental properties that satisfy its return objectives.

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

Item 1A. Risk Factors

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

We commenced operations approximately two years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will remain profitable or that it will be sustainable. The earnings potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

Residential is our primary client and we are primarily reliant on Residential to generate our revenues. A loss of Residential as a client and/or our inability to obtain or develop new clients would materially adversely affect us.

Residential currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Despite Residential’s or our efforts, Residential may fail to substantially grow or have adverse financial performance for a number of reasons including, without limitation, failure to maintain adequate liquidity, an inability to grow through equity offerings and/or debt facilities, generation if poor or inadequate returns, or an inability to, or substantial delays in growing or monetizing its portfolio. Residential is entitled to terminate the asset management agreement without cause upon the determination of at least two-thirds of its independent directors that (i) there has been unsatisfactory performance by us that is materially detrimental to Residential, or (ii) the compensation payable to us under the asset management agreement is unreasonable, unless we agree to amend our compensation by an amount or in a manner that at least two-thirds of Residential's independent directors determine is reasonable. If the asset management agreement were terminated by Residential, even if a termination fee is payable to us (see “Item 1. Business. Asset Management Agreement-Termination”), our financial position and future prospects for revenues and growth would be materially adversely affected.

We may not be able to obtain or develop additional clients on acceptable terms or at all. Our ability to attract, develop and/or maintain additional clients may depend, in large part, on the success of Residential under our management and our ability to continue to develop and implement Residential’s business plan profitably and enable Residential to maintain and grow its shareholder returns and dividends. We may be unable to reduce our reliance on Residential for incentive management fees and our failure to do so could materially adversely affect our results of operation and financial condition and could adversely affect our ability to attract additional clients and the sustainability of our business model.

The success of our business is dependent on Residential and its ongoing access to sufficient and cost-effective sources of capital.

Residential commenced operations approximately two years ago and may require additional working capital to implement its investment strategies. Residential may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out its business plan over the long-term. We will have significant responsibilities in advising Residential on its capital raising activities. Our success is dependent on Residential's ability to obtain such capital. Residential utilizes various sources of liquidity including without limitation accessing the capital markets to issue debt or equity securities, engaging in collateralized or other borrowings including repurchase agreements and warehouse facilities from third party banks or entering into securitization transactions, all or any of which may not be available or have terms that are not cost-effective, therefore having an adverse impact on Residential's financial performance. Residential currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operation, financial condition. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on Residential for incentive management fees.

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

Residential commenced operations approximately two years ago and its business model is relatively untested. Businesses like Residential’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict Residential’s results of operations, financial condition and cash flows that would be generated in incentive management fees. Residential generated a nominal amount of residential rental revenue for the year ended December 31, 2013. Residential’s results for prior periods are not necessarily indicative of its results for any future period. In addition, we may not have sufficient additional capital to implement our business model. Moreover, we expect that it will take time to determine success from Residential’s loan resolution efforts and it could take as long as 24 months, and in some cases longer, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if Residential is not able to generate sufficient cash flows from its loan modification and refinancing or other activities, it may not have cash available for distribution to its stockholders for an extended period of time, which would limit or prevent us from earning incentive management fees. There can be no assurance that Residential’s business will remain profitable or that its profitability will be sustainable. The earnings potential of Residential’s business is unproven, and its limited operating history makes it difficult to evaluate its prospects. Residential may not be able to implement its business strategy as planned, which could materially and adversely affect both Residential and us.

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

Residential's failure to raise equity capital and/or obtain adequate debt financing could adversely affect its ability to increase its portfolio, manage its existing assets and generate shareholder returns.

Residential's success has been, and will be, largely dependent on its ability to raise equity capital and obtain debt financing to increase its portfolio, manage its existing assets and generate attractive shareholder returns. Residential requires significant financial resources to maintain its obligations under its debt facilities and to continue to acquire portfolios of mortgage loans and REO properties. If Residential is unable to continue to raise equity capital, or leverage its portfolio through repurchase facilities and/or securitizations, its current portfolio and cash from operations may become inadequate to meet its financial obligations.

Residential uses leverage as a component of its financing strategy in an effort to enhance its returns. We can provide no assurance that Residential will be able to timely access all funds available under its financing arrangements or obtain other debt or equity financing on favorable terms or at all. To qualify as a REIT, Residential will be required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. As a result, Residential's ability to retain earnings to fund acquisitions, property renovations or other capital expenditures will be limited.

Limited availability of credit may have an adverse effect on Residential's ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring Residential to accept financing with increasing restrictions. Residential's long-term ability to grow through additional investments will be limited if it cannot obtain additional debt or equity financing, which could materially and adversely affect our ability to generate incentive management fees.

Residential may not be able to successfully operate its business or generate sufficient operating cash flows to make or sustain distributions to its stockholders.

There can be no assurance that Residential will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Residential's ability to make or sustain distributions to its stockholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms, the success of its loan resolution efforts, the ability of borrowers to refinance its loans with other lenders, its ability to sell modified loans on favorable terms, the availability of short-term and long-term financing on favorable terms, the length of time required to convert a distressed loan into a single-family rental property, the level and expected movement of home prices, the occupancy rates and rent levels of properties, the restoration, maintenance, marketing and other operating costs, the level and volatility of interest rates, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that Residential will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Residential's investment strategy, which could materially and adversely affect our results of operations and financial condition.

Residential has leveraged its investments and expects to continue to do so, which may materially and adversely affect its return on investments and may reduce cash available for distribution to Residential's stockholders.

To the extent available, we intend to continue to leverage Residential's investments through borrowings, the level of which may vary based on the particular characteristics of Residential's investment portfolio and on market conditions. We have leveraged certain of Residential's investments to date through its repurchase agreements. When Residential enters into any repurchase agreement, it sells securities or residential mortgage loans to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to Residential at the end of the term of the transaction. Because the cash Residential receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Residential, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Residential to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Residential may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses. In the event Residential is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to Residential. Residential's repurchase agreements generally require it to comply with various financial covenants, including those relating to tangible net worth, profitability and its ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that Residential is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect Residential.

Residential's repurchase agreements to finance sub-performing and non-performing loans are complex and difficult to manage. In part, this is due to the fact that the residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Residential's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, Residential's outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that Residential repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with Residential. Because Residential's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Residential incurs on its repurchase agreements could materially and adversely affect Residential.

Residential has utilized repurchase facilities and securitization transactions to finance its portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing and securitizations, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage Residential employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of its investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to Residential in the future or that existing sources of financing will continue to be available to it. Residential's governing documents contain no limitation on the amount of debt it may incur. Residential's return on investments and cash available for distribution to its stockholders may be reduced to the extent that changes in market conditions increase the cost of its financing relative to the income that can be derived from the investments acquired. Residential's debt service payments will reduce cash flow available for distribution to stockholders. Residential may not be able to meet its debt service obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations.

If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

If and when non-recourse long-term financing structures become available to Residential and are utilized, such structures expose it to risks which could result in losses to Residential.

Residential may use securitization and other non-recourse long-term financing for its investments if, and to the extent, available. In such structures, Residential's lenders typically have only a claim against the assets included in the securitizations rather than a general claim against Residential as an entity. Prior to any such financing, Residential seeks to finance its investments with relatively short-term facilities until a sufficient portfolio is accumulated. Conditions in the capital markets may make the issuance of any such securitization less attractive to Residential. While Residential intends to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, its inability to enter into such securitizations may increase its overall exposure to risks associated with direct ownership of such investments, including the risk of default.

Residential's inability to refinance any short-term facilities would also increase its risk because borrowings thereunder would likely be recourse to it as an entity. If Residential is unable to obtain and renew short-term facilities or to consummate securitizations to finance its investments on a long-term basis, it may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could materially and adversely affect our ability to generate incentive management fees.

Failure of Altisource to effectively perform its obligations under various agreements with Residential and us, including the master services agreement, could materially and adversely affect Residential.

Both Residential and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, qualified alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance under the Residential asset management agreement. Altisource’s failure to perform the services under these agreements with Residential or us or our inability to retain qualified alternate service providers to replace and/or supplement Altisource could have a material adverse effect on us.

Failure of our third party mortgage servicers, including Ocwen, to effectively perform their servicing obligations under our servicing agreements could have an adverse effect on Residential.

Residential is contractually obligated to service the residential mortgage loans that it acquires. Residential does not have any employees, servicing platform, licenses or technical resources necessary to service its acquired loans. Consequently, Residential has engaged mortgage servicers to service the non-performing and sub-performing and non-performing loans it acquires. Through 2014, Residential had exclusively engaged Ocwen to service the residential mortgage loans in its portfolio.

Ocwen has been and is subject to a number of pending regulatory investigations, inquiries, requests for information and legal proceedings that could result in adverse regulatory or other actions against Ocwen.  As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded.  Given the recent challenges and regulatory scrutiny faced by Ocwen, through our connections and experience, Residential has engaged additional alternate servicers to service Residential’s loans. Residential has begun to move certain loans to these new servicers to diversify its servicing service providers. However, a substantial number of the loans Residential owns continue to be serviced by Ocwen. It is possible, even as Residential transfers all or a portion of its mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans. If for any reason Residential's mortgage servicers, including Ocwen, are unable to service these loans at the level and/or the cost that Residential anticipates, or if Residential fails to pay or otherwise defaults under the servicing agreements, causing one or more mortgage servicers cease to act as its servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Residential.

Residential may incur significant costs in renovating its properties, and it may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, Residential may undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of Residential's rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. Residential may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, Residential will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, Residential is exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across Residential's properties prove to be materially inaccurate, it may be more difficult or take significantly more time than anticipated to develop and grow its single-family rental portfolio, which could materially and adversely affect Residential. This could, in turn, materially and adversely affect our ability to generate incentive management fees.

Difficulties in selling REO properties and/or single-family rental properties could limit Residential's flexibility and/or harm its liquidity.

Federal tax laws may limit Residential's ability to earn a gain on the sale of its properties if it is found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect its willingness to sell single-family rental properties under favorable conditions or if necessary for funding purposes. Residential typically contributes properties that will not meet its rental profile to its taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, Residential's REO properties that it intends to sell can at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in Residential's markets may limit its ability to either sell properties that it deems unsuitable for rental or change or reduce the single-family rental properties in its portfolio promptly in response to changes in economic or other conditions. Residential's failure to sell or delays in selling its REO properties could potentially cause a strain on its liquidity, and it may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our ability to generate incentive management fees.

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

Many of Residential's assets may be illiquid, and this lack of liquidity could significantly impede its ability to vary its portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if it is required to dispose of them.

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

Other governmental actions may affect Residential's business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or the “DOJ,” HUD, State Attorneys General, the office of the Comptroller of the Currency, or the

“OCC,” and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet Residential's investment criteria.

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

Residential may be, or may become, subject to the regulation of various states, including licensing requirements and consumer protection statutes. Residential's failure to comply with any such laws, if applicable to it, would adversely affect its ability to implement its business strategy, which could materially and adversely affect Residential. If these risks are realized by Residential, our ability to generate incentive management fees would be harmed and our results of operations and financial condition could be materially and adversely affected.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and Residential is not able to obtain such licenses in a timely manner or at all, its ability to implement its business strategy could be adversely affected, which could materially and adversely affect Residential.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. Residential currently owns its loans in Delaware statutory trusts with a nationally-chartered bank as the trustee. Therefore, it does not hold any such licenses. Because Residential has contributed its acquired sub-performing and non-performing residential mortgage loans to wholly-owned trusts whose trustee is a nationally-chartered bank, it may be exempt from state licensing requirements. However, there is no assurance that Residential will ever seek or be required to obtain such licenses or, if obtained, that it will be able to maintain them. Residential's failure to obtain or maintain such licenses could restrict its ability to invest in loans in these jurisdictions if such licensing requirements become applicable. If Residential's subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that Residential will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit its ability to invest in residential mortgage loans in the future and have a material adverse effect on Residential. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

The supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for sub-performing and non-performing loans may increase, which could materially and adversely affect Residential.

Over the last several years, there has been an increase in supply of sub-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into sub-performing or non-performing status on their residential mortgage loans. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase from time to time, or permanently, due to the entry of new participants into the distressed loan marketplace or a lower supply of sub-performing and non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that Residential may acquire may decline over time and could materially and adversely affect Residential. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Competition in identifying and acquiring non-performing loans could adversely affect Residential's ability to implement its business strategy, which could materially and adversely affect Residential.

Residential faces competition from various sources for investment opportunities in sub-performing and non-performing loans including REITs, hedge funds, private equity funds, partnerships and developers. Some third-party competitors have substantially greater financial resources and access to capital than Residential does and may be able to accept more risk than Residential can. Competition from these companies may reduce the number of attractive sub-performing and non-performing loan investment opportunities available to Residential or increase the bargaining power of asset owners seeking to sell, which would increase the prices for sub-performing and non-performing loans. If such events occur, Residential's ability to implement its business strategy could be adversely affected, which could materially and adversely affect Residential. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that Residential will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential's inability to promptly foreclose upon defaulted residential mortgage loans could increase its costs and/or diminish its expected return on investments.

Residential's ability seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, to promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the assets in which it invests and its expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain of Residential's acquired loans may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit Residential's ability, through its mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A substantial portion of Residential's investments are, and in the future may be, sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans Residential acquires are impacted by these issues, Residential may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing its costs and/or diminishing its expected return on its investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact Residential's business.

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

Residential's assets are not subject to any geographic diversification or concentration limitations. Entities that sell distressed mortgage loan portfolios may group the portfolios by location or other metrics that could result in a concentration of Residential's portfolio by geography, single-family rental property characteristics and/or borrower demographics. Such concentration could increase the risk of loss to Residential if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing Residential's investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. As of December 31, 2014, approximately 21% of Residential's portfolio by UPB was concentrated in California and approximately 18% of Residential's portfolio by UPB was concentrated in Florida. A material decline in the demand for single-family housing or rentals in these or other areas where Residential owns assets may materially and adversely affect Residential. Lack of diversification can increase the correlation of non-performance and foreclosure risks among Residential's investments. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Short-term leases of residential property expose Residential more quickly to the effects of declining market rents.

We anticipate that a majority of Residential's leases to tenants of single-family rental properties will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because Residential has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

Residential may be unable to secure funds for future tenant or other capital improvements, which could limit its ability to attract or replace tenants.

When Residential acquires or otherwise takes title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, Residential generally will be required to expend funds for property restoration and leasing commissions in order to lease the property. If Residential has not established reserves or set aside sufficient funds for such expenditures, it may have to obtain financing from other sources, as to which no assurance can be given. Residential may also have future financing needs for other capital improvements to restore its properties. If Residential needs to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, Residential may be unable or unwilling to make capital improvements or it may be required or may choose to defer such improvements. If this happens, Residential's properties may suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If Residential does not have access to sufficient funding in the future, it may not be able to make necessary capital improvements to its properties, and its properties’ ability to generate revenue may be significantly impaired. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential's revenue and expenses are not directly correlated, and, because a large percentage of its costs and expenses are fixed and some variable expenses may not decrease over time, it may not be able to adapt its cost structure to offset any declines in its revenue.

Many of the expenses associated with Residential's business, such as acquisition costs, restoration and maintenance costs, home owners’ association, or “HOA,” fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Residential's assets also will likely require a significant amount of ongoing capital expenditure. Residential's expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as Residential's portfolio grows through additional property acquisitions. By contrast, Residential's revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in its markets. As a result, Residential may not be able to fully, or even partially, offset any increase in its expenses with a corresponding increase in its revenues. In addition, state and local regulations may require Residential to maintain its properties, even if the cost of maintenance is greater than the potential benefit. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Fair values of Residential's mortgage loans are imprecise and may materially and adversely affect its operating results and credit availability, which, in turn, would materially and adversely affect Residential.

The values of Residential's mortgage loans may not be readily determinable. We measure the fair value of Residential's mortgage loans monthly, but the fair value at which Residential's mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of Residential's mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of Residential's mortgage loans are directly charged or credited to earnings for the period. If Residential were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of Residential's mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying Residential's mortgage loans and recognize unrealized gains in each period when Residential's mortgage loans are transferred to real estate owned. The fair value of residential properties is estimated using broker price opinions, or “BPOs,” provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Residential's results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Challenges to the MERS® System could materially and adversely affect Residential.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc., or “MERS,” a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described under “–Residential's inability to promptly foreclose upon defaulted residential mortgage loans could increase its cost of doing business and/or diminish its expected return on investments” may impact
MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect Residential, which could materially and adversely affect our results of operations and financial condition.

We utilize analytical models and data in connection with the valuation of Residential's investments, and any incorrect, misleading or incomplete information used in connection therewith would subject Residential to potential risks.

Given the complexity of Residential's investments and strategies, we must rely heavily on models and data, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with performing due diligence on Residential's investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Residential may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether, all of which could adversely affect our ability to generate incentive management fees.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements we are subject to as a stand-alone reporting public company.

We are subject to reporting and other obligations under the Exchange Act, as amended. Under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures. We have incurred, and expect to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on us. We are also be required to comply with Section 404 of the Sarbanes-Oxley Act which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report thereon by our independent registered public accounting firm. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals may materially and adversely affect Residential.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of Residential's investments. A prolonged recession and a slow recovery could materially and adversely affect Residential as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family rental properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect Residential to have rent terms of two years or less;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates, availability and terms of debt financing; and

•	economic conditions that could cause an increase in Residential's operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy Residential's real estate properties and, as a result, their ability to pay rent to Residential.

Suboptimal economics of real estate related insurance activities, or a failure to commence and/or grow the business of NewSource could adversely impact our investment in NewSource.

Residential invested $18.0 million in the non-voting preferred stock of NewSource. We invested $2.0 million in 100% of the common stock of NewSource. Despite the commencement in 2014 of NewSource’s title reinsurance business operations, NewSource determined that the economics of the initial business activities did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party for a price of $3.2 million.

NewSource is continuing to evaluate its real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that NewSource will be able to develop or grow its business strategy or operations, or engage in insurance and reinsurance activities at all. In any such event, the business model for NewSource would become challenged or the growth of NewSource would become hampered, which would adversely affect the economics of our investment in NewSource and/or NewSource’s ability to pay its preferred dividend to Residential and /or generate shareholder returns to us.

Inflation or deflation may adversely affect Residential's results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than Residential's rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in Residential's expenses. Accordingly, inflation or deflation may adversely affect Residential's results of operations and cash flows, which could materially and adversely affect our ability to generate incentive management fees.

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

Lower revenue growth or significant unanticipated expenditures may result from Residential's need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of Residential's single-family rental properties including changes to building codes and fire and life-safety codes. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

In addition, NewSource has registered as a Class 3A Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource’s ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions, which could have a material adverse effect on NewSource’s business and its ability to pay the dividend on Residential's preferred stock. As a result, the value of Residential’s and our investment in NewSource could decline.

Competition could limit Residential's ability to lease single-family rental properties or increase or maintain rents.

Residential's single-family rental properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Residential's competitors’ single-family rental properties may be better quality, in a more desirable location or have leasing terms more favorable than Residential can provide. In addition, Residential's ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given Residential's significant competition, we cannot assure you that it will be successful in acquiring or managing single-family rental properties that generate favorable returns, which would materially and adversely affect our ability to generate incentive management fees.

If rents in Residential's markets do not increase sufficiently to keep pace with rising costs of operations, its operating results and cash available for distribution will decline.

The success of Residential's business model will substantially depend on conditions in the single-family rental property market in its geographic markets. Residential's asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, Residential's operating results and cash available for distribution will be lower than expected, potentially materially. This, in turn, could materially and adversely affect our ability to generate incentive management fees. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:

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

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family rental properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. A softening of the rental property market in Residential's markets would adversely affect its operating results and cash available for distribution, potentially materially. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

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

Residential's acquisition activities are subject to many risks. Residential may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, Residential's acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to Residential's properties, or if any adverse condition exists with respect to Residential's properties that is in excess of its insurance coverage, Residential might have to pay substantial sums to settle or cure it, which could materially and adversely affect Residential. The properties Residential acquires may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect Residential's ability to operate such properties as it intends. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

The costs and amount of time necessary to secure possession and control of a newly acquired property may exceed our assumptions, which would delay Residential's receipt of revenue from, and return on, the property.

Upon acquiring a property, Residential may have to evict occupants who are in unlawful possession before it can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations, Residential's and our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Poor tenant selection and defaults by Residential's tenants may materially and adversely affect Residential.

Residential's success will depend, in large part, upon its ability to attract and retain qualified tenants for its properties. This will depend, in turn, upon Residential's ability to screen applicants, identify good tenants and avoid tenants who may default. Residential will inevitably make mistakes in its selection of tenants, and it may rent to tenants whose default on its leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect Residential. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of Residential's properties for illegal purposes, damage or make unauthorized structural changes to its properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of Residential's leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to Residential's properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, Residential will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although Residential will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that it will be successful in all or most cases. Such tenants will not only cause Residential not to achieve its financial objectives for the properties in which they live, but may subject Residential to liability, and may damage Residential's reputation with its other tenants and in the communities where it does business. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Eminent domain could lead to material losses on Residential's investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which Residential's properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow Residential to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in Residential's markets. Any of these events can cause a material loss to Residential, which could materially and adversely affect our ability to generate incentive management fees.

A significant uninsured property or liability loss could have a material adverse effect on Residential.

Residential will carry commercial general liability insurance and property insurance with respect to its single-family rental properties on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war or earthquake) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, Residential could lose its capital invested in a single-family rental property or group of rental properties as well as the anticipated future revenues from such single-family rental property or group of properties. If an uninsured liability to a third party were to occur, Residential would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could materially and adversely affect Residential, which could materially and adversely affect our ability to generate incentive management fees.

A significant number of Residential's single-family rental properties may be part of home owners’ associations. Residential and its renters will be subject to the rules and regulations of such home owners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of Residential's single-family rental properties, when acquired, may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern Residential's single-family rental properties may enact onerous or arbitrary rules that restrict Residential's ability to renovate, market or lease its single-family rental properties or require it to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause Residential to incur additional costs to sell the affected single-family rental property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and Residential may have renters who violate these HOA rules for which Residential may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern its single-family rental properties may not make important disclosures or may block Residential's access to HOA records, initiate litigation, restrict its ability to sell, impose assessments or arbitrarily change the HOA rules. Residential may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental property, and any such excessively restrictive or arbitrary regulations may cause Residential to sell such property, if possible, prevent it from renting such property or otherwise reduce its cash flow from such property. Any of the above-described occurrences may materially and adversely affect Residential’s and our results of operations and financial condition.

We rely on information supplied by prospective tenants in managing Residential's business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of Residential's portfolio over time. If tenant-supplied information is inaccurate or Residential's tenants’ creditworthiness declines over time, we may make poor leasing decisions and Residential's portfolio may contain more credit risk than we believe exists, which could harm Residential’s and our results of operations and financial condition.
We are subject to the risks of securities laws liability and related civil litigation.
We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded. For example, in January 2015, a purported shareholder filed a derivative action against the members of Residential's Board of Directors, Residential and us in connection with Residential's asset management agreement with us. In January 2015, a putative shareholder class action complaint was filed in the U.S. district court of the Virgin Islands naming our former Chairman, certain officers and us, and alleges that the defendants violated federal securities laws by failing to disclose material information to our shareholders concerning alleged conflicts of interest AAMC’s relationship with certain other companiesfor which our former Chairman was also a director and shareholder. For more information concerning this matter, please see “Item 3. Legal Proceedings.” While we deny the allegations of wrongdoing against us in the actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

Residential likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As Residential grows in scale, it may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the single-family rental property market. Additional actions that may be targeted at Residential include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental property. While we intend to conduct Residential's rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against Residential on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect Residential.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against Residential or may lobby state and local legislatures to pass new laws and regulations to constrain Residential's business operations. If they are successful in any such endeavors, they could directly limit and constrain Residential's business operations and impose on Residential significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect Residential, which could materially and adversely affect our ability to generate incentive management fees.

Security breaches and other disruptions could compromise Residential's and/or our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of Residential's and our business, we, through Altisource or Residential's mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Residential's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Residential and/or us.

Residential may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, Residential may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its single-family rental properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from offsite sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage Residential may have for such events, either of which could materially and adversely affect Residential. The presence of such substances or the failure to properly remediate the contamination may adversely affect Residential's ability to borrow against, sell or rent the affected single-family rental property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect Residential's ability to borrow against, sell or rent the affected single-family rental property. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential properties will be subject to property and other taxes that may increase over time.

Residential will be responsible for property taxes for its single-family rental properties, when acquired which may increase as tax rates change and properties are reassessed by taxing authorities. If Residential fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect Residential's yield from rental properties. Any such occurrence may materially and adversely affect Residential which, in turn, could materially and adversely affect us.

If Residential is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to Residential and us.

Residential does not intend or expect to be an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act,” since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, Residential will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically single family rental assets and sub-performing and non-performing loans. To the extent that the SEC determines that Residential is in fact an investment company, Residential intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company ''any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.'' The SEC has historically taken the position that an issuer may rely on the exception provided by Section 3(c)(5)(C) as long as at least 55% of its assets consist of ''qualifying interests,'' such as mortgage loans which are secured by real estate and other liens on and interests in real estate, and an additional 25% consists of real estate-type interests. The SEC has also historically indicated that up to 20% of an issuer's total assets may be invested in miscellaneous investments. Other than Residential's investment in NewSource, Residential believes that all of its assets will fall within the definition of ''qualifying assets.'' Additionally, Residential does not currently expect to issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, as those terms are defined by the Investment Company Act. Consequently, Residential believes that it will not be required to register under the Investment Company Act.

If Residential is deemed to be an investment company and its investment in NewSource accounts for more than 20% of its assets, it could be required to dispose of its NewSource investment (or a portion thereof) in order to qualify for the 3(c)(5)(C)exception. We expect that Residential's investment in NewSource will constitute less than 20% of its assets shortly after the separation date. Consequently, we do not believe that Residential's investment in NewSource will impact its ability to continue to rely on the Section 3(c)(5)(C) exemption. In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether certain mortgage related pools which rely (like Residential) on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. Since Residential's primary investment strategy is to directly invest in REO Properties and mortgages secured by real estate, Residential does not believe that the SEC's review will have a material impact on its status as a non-investment company business or its ability to continue to rely on the Section 3(c)(5)(C) exception; however, Residential cannot provide any assurance that the outcome of the SEC's review will not require Residential to register under the Investment Company Act. If Residential is determined to be an investment company or it fails to qualify for this exception from registration as an investment company, or the SEC determines that companies that engage in businesses similar to Residential's are no longer able to rely on this exception, Residential may be required to register as an investment company under the Investment Company Act.

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

Risks Related to Our Management and Our Relationships

We could have conflicts with Residential, and our former Chairman, other members of our Board of Directors or management could have conflicts of interest due to his, her or their relationship with Altisource, Ocwen or Residential, which may be resolved in a manner adverse to us.

We have engaged, and continue to engage, in a substantial amount of business with Residential. Conflicts may arise between Residential and us because of our ongoing agreement with Residential and because of the nature of our respective businesses.

Prior to his stepping down from the Board of Directors in January 2015, our former Chairman was also the Chairman of Altisource, Ocwen and Residential. As a result, he had obligations to us as well as to these other entities, which potentially could have resulted in conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen or Residential, as the case may be. Our former Chairman also has substantial investments in Altisource, Ocwen and Residential, and certain of our other officers own stock or options in Altisource, Ocwen and/or Residential. Such ownership interests may have created, or appeared to create, conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen and Residential, as the case may be.

Each of our executive officers is also an executive officer of Residential and has interests in our relationship with Residential that may be different than the interests of our stockholders. As a result, they may have obligations to us and Residential, and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Residential.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Residential, including our Chairman and/or management recusing themselves from negotiations regarding, and approvals of, transactions with these entities (or where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with Residential). We also manage potential conflicts of interest through oversight by independent members of our Board of

Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Residential. Although we are in the process of trying to lessen many of these potential conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Residential, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with Residential.

Our directors have the right to engage or invest in the same or similar businesses as ours.

Our directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other directors. If any of our directors who are also directors, officers or employees of any company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create conflicts of interest between us and certain of our directors and result in less than favorable treatment of us and our stockholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks Related to Residential's Qualification as a REIT

Residential’s failure to qualify as a REIT could materially and adversely affect Residential and us.

Residential made an election to be treated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2013. However, we cannot assure you that Residential will remain qualified as a REIT. Moreover, Residential's qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that Residential's actual results of operations for any particular taxable year will satisfy such requirements. If Residential fails to qualify as a REIT in any taxable year, it will face serious tax consequences that will substantially reduce the funds available for distribution to its stockholders because:

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

As a result of all these factors, Residential's failure to qualify as a REIT could impair its ability to expand its business and raise capital, and it could materially and adversely affect Residential and the market price of its common stock. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Residential's tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

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

To qualify as a REIT, Residential is required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of its assets, its financing, hedging and investment strategies, the ownership of its stock and amounts it distributes to its stockholders. Compliance with the REIT requirements may preclude Residential from certain financing or hedging strategies or cause it to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return. For example, Residential may be required to pay distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.

Compliance with REIT requirements may force Residential to liquidate otherwise attractive investments, which could materially adversely affect Residential.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of Residential's assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 25% of the value of Residential's assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in Residential's qualified REIT subsidiaries and its taxable REIT subsidiaries, its investment in the value of any one issuer’s securities may not exceed 5% of the value of its total assets, and it may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, Residential may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect Residential. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

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

The IRS may deem the gains from sales of Residential's properties to be subject to a 100% prohibited transaction tax.

From time to time, Residential may be forced to sell properties that do not meet its investment objectives or it may need to sell properties or other assets to satisfy Residential's REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of Residential's properties to be “prohibited transactions.” If the IRS takes the position that Residential has engaged in a “prohibited transaction” (i.e., if Residential sells a property held by us primarily for sale in the ordinary course of our trade or business), the gain it recognizes from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Residential will be able to qualify for the safe harbor. Residential do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

The “taxable mortgage pool” rules may increase the taxes that Residential or Residential’s stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution.

Residential's Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited. In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution. Residential's Board of Directors will make determinations regarding distributions based upon various factors, including its historical and projected financial condition, liquidity and results of operations, financing covenants, maintenance of its REIT qualification, applicable law and other factors, as its Board of Directors may deem relevant from time to time. To the extent that Residential is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, it could be materially and adversely affected. To the extent Residential may have to raise equity capital, it may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect its ability to make distributions to its stockholders. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

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

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure Residential's transaction with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that Residential will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on Residential and us.

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

The net income of Residential's TRSs is not required to be distributed to it, and income that is not distributed to Residential generally will not be subject to the REIT income distribution requirement. However, there may be limitations on Residential's ability to accumulate earnings in its TRSs and the accumulation or reinvestment of significant earnings in its TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in Residential's TRSs causes the fair market value of its securities in our TRSs and certain other nonqualifying assets to exceed 25% of the fair market value of its assets, it would fail to qualify to be taxed as a REIT, which could materially and adversely affect us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 402 Strand Street, Frederiksted, St. Croix, United States Virgin Islands 00840-3531 where we sublease approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease was $40,000 per year until June 30, 2014 and continues at $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. We are currently seeking new, larger space in St. Croix to further increase our staff to manage our business and the business of Residential.

For information concerning Residential's current portfolio of residential mortgage loans and REO properties (including its single-family rental properties), see “Item 1. Business–Residential's Existing Portfolio.” The following table sets forth a summary of Residential's single-family properties as of December 31, 2014 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	28	$4,410	21
Alaska	1	185	28
Arizona	97	16,722	22
Arkansas	46	4,119	31
California	512	151,844	33
Colorado	25	4,871	28
Connecticut	25	4,639	45
Delaware	10	1,883	35
District of Columbia	1	244	103
Florida	696	104,922	23
Georgia	165	19,080	22
Hawaii	2	339	20
Idaho	9	1,095	32
Illinois	359	51,260	44
Indiana	155	16,726	33
Iowa	6	401	61
Kansas	27	2,255	45
Kentucky	54	6,033	30
Louisiana	22	2,329	27
Maine	14	1,669	116
Maryland	84	16,249	35
Massachusetts	36	6,977	81
Michigan	80	9,473	46
Minnesota	71	11,400	39
Mississippi	9	912	28
Missouri	75	6,859	44
Montana	3	295	39
Nebraska	5	997	37
Nevada	17	2,284	20
New Hampshire	13	2,079	49
New Jersey	47	7,782	64
New Mexico	30	3,864	21
New York	45	8,611	68
North Carolina	259	29,979	19
Ohio	124	13,127	45
Oklahoma	23	2,372	29
Oregon	8	1,336	30
Pennsylvania	188	24,361	54
Rhode Island	46	5,707	72
South Carolina	84	9,641	22
South Dakota	2	295	52
Tennessee	76	9,366	23
Texas	118	14,447	23
Utah	63	9,864	30
Vermont	3	561	140
Virginia	42	10,931	26
Washington	19	4,161	38
West Virginia	3	648	25
Wisconsin	132	14,728	49
Wyoming	1	275	21
Total	3,960	$624,607	34
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows. Subsequent to December 31, 2014, the following legal proceedings were commenced with respect to us:

On January 15, 2015, a shareholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported shareholder of Residential under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223.  The action names as defendants William C. Erbey and each of the members of Residential's Board of Directors and alleges that Mr. Erbey and Residential's directors breached fiduciary duties in connection with the asset management agreement among Residential, Altisource Residential, L.P. and us.  The action also names Altisource Residential, L.P. and us as defendants and alleges that we aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement.  The complaint also names Residential as a nominal defendant.  The plaintiff seeks, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and we have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing Residential's Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and us of allegedly wrongful profits, changes to Residential's corporate governance and an award of attorney’s and other fees and expenses.  We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, Mr. Erbey and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with Residential, Altisource, Home Loan Servicing Solutions Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount, and an award of attorney’s and other fees and expenses. We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen under the caption Sokolowski v. Erbey, et al., 14-cv-8160-1. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen. On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Altisource, Residential, Home Loan Servicing Solutions and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen's compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen's code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen's compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill, and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen's 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance, and an award of attorney's and other fees and expenses. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE MKT under the symbol “AAMC” since September 12, 2013, and before such time, was quoted on the OTCQX under the same symbol since December 13, 2012. The following table sets forth the high and low close of day sales prices for our common stock as reported by the OTCQX through September 11, 2013 and thereafter the NYSE MKT for the periods indicated:

	2014		2013
Quarter ended	High	Low	High	Low
March 31	$1,196.36	$769.59	$148.00	$76.00
June 30	1,112.37	723.06	336.00	128.35
September 30	763.75	540.00	533.00	265.00
December 31	699.92	310.12	1,035.00	515.40

The number of holders of record of our common stock as of February 19, 2015 was 53. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 9 to the consolidated financial statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in light of conditions then existing including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception to December 31, 2014.

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At December 31, 2014, we have remaining approximately $59.4 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending December 31, 2014 (dollars in thousands).

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs(1)
October 2014	10,455	$700.37	254,953	$60,755
November 2014	3,000	464.64	257,953	59,361
December 2014	—	—	257,953	59,361
As of period ended December 31, 2014	13,455	647.81	257,953	59,361
__________
(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.
(2) The number of shares above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the year ended December 31, 2014, 6,012 shares were reacquired at a weighted average per share price of $803.04 pursuant to our equity incentive plan.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Russell 2000. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014
Altisource Asset Management Corporation	$546.67	$6,200.00	$2,067.47
S&P 500	100.47	130.22	145.05
Dow Jones Asset Manager Index	99.60	142.17	154.24

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The following table sets forth selected financial data which is derived from our audited consolidated financial statements ($ in thousands, except per share data). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Total revenue	$423,298	$72,297	$—
Net income (loss) attributable to common stockholders	59,679	(5,293)	(46)
Earnings (loss) per basic share	26.31	(2.26)	(0.02)
Earnings (loss) per diluted share	21.07	(2.26)	(0.02)

	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$2,760,698	$1,405,104	$105,815
Repurchase agreements	1,015,000	602,382	—
Other secured borrowings	324,082	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended December 31, 2014, Residential completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

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

During 2014 and 2013, Residential modified an aggregate of 619 mortgage loans, converted an aggregate of 3,908 mortgage loans into REO properties and disposed of an aggregate of 946 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of December 31, 2014, Residential's portfolio consisted of 10,963 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.9 billion and an aggregate market value of underlying properties of $2.7 billion. Residential also owned 3,960 REO properties with an aggregate carrying value of $624.6 million, of which 3,349 were held for use and 611 were held for sale. Of the 3,349 REO properties held for use, 336 REO properties had been rented and were occupied by tenants, 197 were being listed for rent and 254 were in varying stages of renovation. With respect to the remaining 2,562 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. Residential also owned 102 re-performing mortgage loans held for sale having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014.

To date, Residential has acquired its non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds.

NewSource commenced reinsurance activities during the second quarter of 2014, and generated approximately $5.0 million of title reinsurance premiums during 2014. In December 2014, NewSource sold its title reinsurance contract to an unaffiliated party. NewSource continues to maintain its reinsurance license and will continue to seek additional opportunities to provide reinsurance services to third parties.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next two years as GSEs, HUD, banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan portfolios offered for sale by banks, HUD, GSEs and private equity funds, among others. We believe that the distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions Residential to be selected as the buyer of diverse portfolios of such loans since Residential is not geographically constrained. Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

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

ii.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marks the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in Residential's statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and its operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

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

iv.
Net realized gain on real estate. REO properties that do not meet Residential's investment criteria are sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

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

Expenses

Residential's expenses primarily consist of rental property operating expenses, depreciation and amortization, real estate selling cost and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursement, incentive management fees. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties including expenses such as Altisource's property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential's asset levels since these properties are depreciated on a straight-line basis over a fixed life. Real estate selling cost and impairment represents Residential's estimate for the costs to be incurred to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of Residential's and our business. Expense reimbursement consists primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. The incentive management fees consist of compensation due to us, based on the amount of cash available for distribution to Residential’s stockholders for each period. The expense reimbursement and incentive management fee are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

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

Generally, we expect that Residential’s mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. Although the number of unacquired loans typically constitutes a relatively small portion of a particular portfolio, in certain cases, the number of loans we do not acquire could be a significant portion of a particular portfolio. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Residential’s taxable income is triggered primarily by material changes in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect Residential to convert its taxable gains on REO dispositions and loan modifications to cash gains, which can be used to fund the distribution requirements from the corresponding taxable gains. Distribution requirements from the taxable gains on Residential’s remaining loans that it expects to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities

	First quarter 2013	Second quarter 2013	Third quarter 2013	Fourth quarter 2013	Year ended December 31, 2013	First quarter 2014	Second quarter 2014	Third quarter 2014	Fourth quarter 2014	Year ended December 31, 2014
Mortgage Loans (1)
Beginning balance	—	673	1,332	5,020	—	8,054	11,509	12,070	12,090	8,054
Acquisitions	684	720	3,783	3,304	8,491	4,207	1,590	1,289	240	7,326
Dispositions	(10)	(28)	(54)	(119)	(211)	(116)	(135)	(165)	(319)	(735)
Mortgage loan conversions to REO	(1)	(33)	(43)	(151)	(228)	(637)	(907)	(1,113)	(1,061)	(3,718)
Reversions to mortgage loans (2)	—	—	2	—	2	1	13	9	13	36
Ending balance	673	1,332	5,020	8,054	8,054	11,509	12,070	12,090	10,963	10,963

Modifications	—	18	29	54	101	81	90	179	168	518
Loan reinstatements	4	10	6	8	28	19	30	64	55	168

Real Estate Owned
Beginning balance	—	7	40	114	—	262	896	1,958	2,984	262
Acquisitions	6	—	34	—	40	—	190	—	47	237
Dispositions	—	—	(1)	(3)	(4)	(2)	(22)	(78)	(119)	(221)
Mortgage loan conversions to REO	1	33	43	151	228	637	907	1,113	1,061	3,718
Reversions to mortgage loans	—	—	(2)	—	(2)	(1)	(13)	(9)	(13)	(36)
Ending balance	7	40	114	262	262	896	1,958	2,984	3,960	3,960

Leased	—	1	5	14	14	35	102	216	336	336
Renovations complete	—	—	6	11	11	17	40	90	197	197
Renovations in process	—	5	3	18	18	48	140	270	254	254
Evaluating strategy/held for sale	7	34	100	219	219	796	1,676	2,408	3,173	3,173
	7	40	114	262	262	896	1,958	2,984	3,960	3,960
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of December 31, 2014, 207 of Residential's mortgage loans were on trial modification plans, compared to 197 mortgage loans on trial modification plans as of September 30, 2014.

Portfolio size

The size of Residential’s investment portfolio will also be a key revenue driver. Generally, as the size of Residential’s investment portfolio grows, the amount of revenue it expects to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees, property management fees to Altisource and fees payable to AAMC. Residential may also incur additional interest expense if it incurs additional debt to finance the purchase of its assets.

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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$1,564	$—	$—	$—	$1,564
Net unrealized gain on mortgage loans	350,822	—	—	—	350,822
Net realized gain on mortgage loans	55,766	—	—	—	55,766
Net realized gain on re-performing mortgage loans	2,771	—	—	—	2,771
Net realized gain on real estate	9,482	—	—	—	9,482
Interest income	2,893	156	—	(156)	2,893
Incentive management fee	—	—	67,949	(67,949)	—
Expense reimbursements	—	—	7,011	(7,011)	—
Total revenues	423,298	156	74,960	(75,116)	423,298
Expenses:
Residential property operating expenses	26,018	—	—	—	26,018
Real estate depreciation and amortization	1,067	—	—	—	1,067
Real estate selling costs and impairment	21,788	—	—	—	21,788
Mortgage loan servicing costs	68,181	—	—	—	68,181
Interest expense	35,812	—	—	(165)	35,647
General and administrative	7,047	4,168	8,676	—	19,891
Related party general and administrative	77,030	941	2,474	(74,960)	5,485
Total expenses	236,943	5,109	11,150	(75,125)	178,077
Other income	2,543	5,015	9	(2,160)	5,407
Income before income taxes	188,898	62	63,819	(2,151)	250,628
Income tax expense	45	—	2,051	—	2,096
Net income	188,853	62	61,768	(2,151)	248,532
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(188,853)	(188,853)
Net income attributable to common stockholders	$188,853	$62	$61,768	$(191,004)	$59,679

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2013
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$36	$—	$—	$—	$36
Net unrealized gain on mortgage loans	61,092	—	—	—	61,092
Net realized gain on mortgage loans	10,482	—	—	—	10,482
Interest income	687	—	—	—	687
Incentive management fee	—	—	4,880	(4,880)	—
Expense reimbursements	—	—	5,411	(5,411)	—
Total revenues	72,297	—	10,291	(10,291)	72,297
Expenses:
Residential property operating expenses	767	—	—	—	767
Real estate depreciation and amortization	25	—	—	—	25
Real estate selling costs and impairment	184	—	—	—	184
Mortgage loan servicing costs	10,418	—	—	—	10,418
Interest expense	4,568	—	—	—	4,568
General and administrative	4,208	77	13,980	—	18,265
Related party general and administrative	12,531	—	1,527	(10,291)	3,767
Total expenses	32,701	77	15,507	(10,291)	37,994
Other income	—	—	—	—	—
Net income (loss)	39,596	(77)	(5,216)	—	34,303
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(39,596)	(39,596)
Net income (loss) attributable to common stockholders	$39,596	$(77)	$(5,216)	$(39,596)	$(5,293)

Altisource Asset Management Corporation
Consolidating Statement of Operations
March 15, 2012 (inception) to December 31, 2012
(In thousands)

	Residential (GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Expense reimbursements	—	42	(42)	—
Total revenues	—	42	(42)	—
Expenses:
General and administrative	47	88	—	135
Related party general and administrative	42	—	(42)	—
Total expenses	89	88	(42)	135
Net loss	(89)	(46)	—	(135)
Net loss attributable to noncontrolling interest in consolidated affiliate	—	—	89	89
Net loss attributable to common stockholders	$(89)	$(46)	$89	$(46)

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate held for use:
Land	$14,424	$—	$—	$—	$14,424
Rental residential properties, net	60,908	—	—	—	60,908
Real estate owned	457,045	—	—	—	457,045
Total real estate held for use, net	532,377	—	—	—	532,377
Real estate assets held for sale	92,230	—	—	—	92,230
Mortgage loans	1,959,044	—	—	—	1,959,044
Mortgage loans held for sale	12,535	—	—	—	12,535
Cash and cash equivalents	66,166	6,026	44,590	—	116,782
Restricted cash	13,282	—	—	—	13,282
Accounts receivable	10,313	919	1	(165)	11,068
Related party receivables	17,491	14,991	28,512	(43,503)	17,491
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	4,251	—	—	—	4,251
Prepaid expenses and other assets	373	3	1,262	—	1,638
Total assets	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698
Liabilities:
Repurchase agreements	$1,015,000	$—	$—	$—	$1,015,000
Other secured borrowings	339,082	—	—	(15,000)	324,082
Accounts payable and accrued liabilities	11,678	3,173	2,040	(165)	16,726
Related party payables	33,391	941	349	(28,512)	6,169
Total liabilities	1,399,151	4,114	2,389	(43,677)	1,361,977
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	248,927	—	248,927
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,091	20,000	14,152	(1,247,091)	14,152
Retained earnings/(accumulated deficit)	99,248	(2,175)	56,340	(99,239)	54,174
Treasury stock	—	—	(245,468)	—	(245,468)
Total stockholders' equity	1,326,911	17,825	(174,951)	(1,346,902)	(177,117)
Noncontrolling interest in consolidated affiliate	—	—	—	1,326,911	1,326,911
Total equity	1,326,911	17,825	(174,951)	(19,991)	1,149,794
Total liabilities and equity	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2013
(In thousands)

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

Primary driver of our stand-alone operating results

As described above under “— Metrics affecting our consolidated results,” and “–Other factors affecting our consolidated results,” our incentive management fees will be directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential's mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Residential will affect our ability to generate incentive management fees, which is our sole source of income other than the reimbursement of our expenses pursuant to the Residential asset management agreement. As Residential generates taxable income, our incentive management fees will provide us with a share of Residential's cash available for distribution to its stockholders. If there is a decline in the cash distributable by Residential to its stockholders in any period, or if Residential is unable to make distributions to its stockholders in any period, the amount of our incentive management fees would be adversely affected.

Results of operations

The following sets forth discussion of our results of operations for the years ended December 31, 2014 and 2013. We had no substantial revenues or expenses for the period from March 15, 2012 (inception) to December 31, 2012. Accordingly, we have not presented comparative results for the period from Inception to December 31, 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

Rental revenues

Residential's rental revenues increased to $1.6 million for the year ended December 31, 2014 from $36,000 for the year ended December 31, 2013. The number of leased properties increased to 336 leased properties at December 31, 2014 from 14 at December 31, 2013. We expect Residential to generate increasing rental revenues as it continues to renovate, list and rent additional residential rental properties. Residential's rental revenues will depend primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be two or fewer years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets, its ability to manage maintenance and upkeep costs and its renters’ desire to remain in its properties.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans increased to $350.8 million for the year ended December 31, 2014 from $61.1 million for the year ended December 31, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were estimated and the continued discounts at which Residential has been able to acquire non-performing loans into its portfolio. The net unrealized gains for the year ended December 31, 2014 and 2013 can be broken down into the following two components:

•
First, Residential recognized unrealized gains driven by a material change in loan status of $124.9 million for the year ended December 31, 2014 compared to $8.3 million for the year ended December 31, 2013. During the year ended December 31, 2014 and 2013, Residential converted 3,682 and 226 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, Residential marked these properties to the most recent market value, less estimated selling costs in the case of REO held for sale; and

•
Second, Residential recognized $225.9 million in unrealized gains for the year ended December 31, 2014 from the net increase in the fair value of loans during the period compared to $52.8 million for the year ended December 31, 2013. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through Residential's acquisitions, the number of sub-performing and non-performing loans in its Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 10,963 loans at December 31, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to positive or adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses or additional unrealized gains on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gain on mortgage loans increased to $55.8 million for the year ended December 31, 2014 from $10.5 million for the year ended December 31, 2013, primarily due to its disposition of mortgage loans through loan sales, refinancings, short sales and foreclosure sales. Residential disposed of 735 mortgage loans in the year ended December 31, 2014 and 211 mortgage loans in the year ended December 31, 2013, primarily from short sales and foreclosure sales.

Net realized gain on re-performing mortgage loans

Net realized gain on re-performing mortgage loans were $2.8 million for the year ended December 31, 2014, during which we disposed of 770 re-performing loans. Residential did not dispose of any re-performing loans in 2013.

Net realized gain on real estate

Net realized gain on real estate was $9.5 million for the year ended December 31, 2014, during which Residential disposed of 221 residential properties. Residential disposed of four residential properties during the year ended December 31, 2013, resulting in no meaningful gains or losses on such dispositions.

Interest income

Interest income increased to $2.9 million for year ended December 31, 2014 from $0.7 million for the year ended December 31, 2013, primarily related to the accretion of $2.6 million into interest income with respect to Residential's re-performing loans that were acquired during 2014.

Residential property operating expenses

Residential incurred $26.0 million of residential property operating expenses for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013. Residential expects to incur increasing residential property operating expenses as it converts more mortgage loans to, and owns more residential properties. Residential's residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

Residential incurred $1.1 million of real estate depreciation and amortization for the year ended December 31, 2014 compared to a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013. We expect Residential to incur increasing real estate depreciation and amortization as it converts more mortgage loans to, and owns more residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Real estate selling costs and impairment

Real estate selling costs of REO held for sale were $13.9 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. Residential also recognized $7.9 million impairment of its REO for the year ended December 31, 2014 compared to $0 impairment for the year ended December 31, 2013. Residential records residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess.

Mortgage loan servicing costs

Residential incurred $68.2 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2014 compared to $10.4 million for the year ended December 31, 2013. Residential incurs mortgage loan servicing and foreclosure costs as its mortgage servicers provide servicing for its loans and pay for advances relating to property insurance that are made to protect its investment in mortgage loans. Residential's loan servicing costs could be higher in a given period if the number of mortgage loans in Residential's portfolio increases.

Interest expense

Residential incurred $35.6 million of interest expense for the year ended December 31, 2014 related to borrowings under its repurchase agreements (including amortization of deferred financing costs) compared to $4.6 million for the year ended

December 31, 2013. The interest rate under Residential's repurchase agreements is subject to change based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause Residential's contractual interest expense to increase. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $19.9 million for the year ended December 31, 2014 from $18.3 million for the year ended December 31, 2013, primarily due to increased litigation-based expenses, costs associated with transferring insurance underwriting risk of claims and future losses, higher professional fees and acquisition costs. The effect of these increases was largely offset by a decrease in compensation costs resulting from a non-employee restricted stock award accounted for at fair value.

Related party general and administrative expenses

Residential and we incurred $5.5 million of related party general and administrative expenses for the year ended December 31, 2014 compared to $3.8 million for the year ended December 31, 2013. Related party general and administrative expenses primarily consist of personnel costs attributable to services provided to us by Altisource on behalf of our business and due diligence costs of Altisource related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

For the year ended December 31, 2014 and 2013, we recognized $188.9 million and $39.6 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income because although we consolidate Residential, we have no ownership in Residential.

Incentive management fees and expense reimbursements

We recorded management incentive fees of $67.9 million for the year ended December 31, 2014 in connection with the cash available for distribution from Residential. Management incentive fees of $4.9 million were received from Residential for the year ended December 31, 2013. The management incentive fees have been eliminated under U.S. GAAP in consolidation. For the year ended December 31, 2014 and 2013, we recognized $7.0 million and $5.4 million, respectively, of expense reimbursements from Residential and NewSource that also have been eliminated in consolidation. We are not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential.

Other income

Other income was $5.4 million for the year ended December 31, 2014, primarily reflecting NewSource’s net written reinsurance premiums of $5.0 million for the year ended December 31, 2014. NewSource commenced its reinsurance activities during the second quarter of 2014.

Liquidity and capital resources

As of December 31, 2014, we had stand-alone cash and cash equivalents of $44.6 million compared to $4.1 million as of December 31, 2013. We believe this cash is sufficient to fund our operations since we are generating incentive management fees as a result of Residential paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of December 31, 2014 was $116.8 million, of which approximately $66.2 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements) and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of December 31, 2014 also include $6.0 million attributable to NewSource, representing the cash invested by Residential and us into NewSource in October 2013.

Residential was initially funded with $100.0 million on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under its repurchase agreements and securitization financings, interest payments it receives from its portfolio of assets, cash generated from loan liquidations and cash generated from its rental portfolio. We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. Based on Residential’s current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

To date, Residential has conducted the following equity offerings, repurchase facilities and securitization transactions:

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. Residential subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013 (the “CS repurchase agreement”). The CS Repurchase Agreement was amended on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the CS repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended the CS repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. In October 2014, Residential further extended the temporary increase with CS in order to enable it to complete a securitization of the non-performing mortgage loans comprising the increased capacity. Following the securitization of these loans, on December 23, 2014, Residential further amended the CS repurchase agreement and entered into a securities repurchase agreement with Credit Suisse to obtain additional financing on the bonds issued by Residential in its securitizations. This December 2014 amendment increased Residential's aggregate maximum borrowing capacity under the CS repurchase agreement to $225.0 million. Residential is in discussions with CS to renew the repurchase agreement. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). The Wells repurchase agreement was amended on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, Residential further amended the Wells repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. On December 31, 2014, Residential further amended the Wells repurchase agreement to reduce the aggregate maximum borrowing capacity from $1.0 billion to $750.0 million to reflect the securitization of a significant portion of its non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016. Residential is in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event Residential cannot renew the agreement, the advance rate will be reduced by 10% after the first 90 days of the extension term and Residential will not be entitled to draw additional funds under the facility.

Following all of the amendments described above, the maximum aggregate funding available to Residential under these repurchase agreements as of December 31, 2014 was $1.2 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2014, an aggregate of $1.0 billion was outstanding under Residential's repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by Residential.

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

The following table sets forth data with respect to Residential's repurchase agreements as of and for the three months ended December 31, 2014 and December 31, 2013 ($ in thousands):

	Three months ended December 31, 2014	Three months ended December 31, 2013
Balance at end of period	$1,015,000	$602,382
Maximum month-end balance outstanding during the period	1,112,883	602,382
Weighted average quarterly balance	1,055,776	364,665

As amended, Residential’s three repurchase agreements provide for the lenders to finance its portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to Residential in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, Residential would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under Residential's repurchase agreements from December 31, 2013 to December 31, 2014 relate primarily to funds Residential drew down under its repurchase facilities in January 2014, April 2014, June 2014, and July 2014 to complete its acquisitions of portfolios of mortgage loans and REO properties, net of amounts paid down with the proceeds from the issuance of the bonds issued in the securitizations Residential completed in the third and fourth quarters of 2014 as describe below in “-Securitizations”. Residential's overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 55.8% at December 31, 2014, although the aggregate dollar amount of funding increased. Residential does not collateralize any of its repurchase facilities with cash.

Securitizations

On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) and $234.0 million in Class M Notes (the “Class M Notes”). Residential retained $95.8 million of the Class A Notes and all of the Class M Notes in its taxable REIT subsidiary (“TRS”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million. In February 2015, Residential sold $50.7 million of the retained Class A Notes to an unrelated third party.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “Class A Notes”) and $32.0 million in Class M Notes (the “Class M Notes”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

As described above in “-Repurchase Agreements”, Residential used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource, an entity in which Residential owns 100% of the outstanding preferred stock and in which we own 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

Treasury shares

At December 31, 2014, a total of $240.6 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Change
Net cash used in operating activities	$(135,359)	$(21,825)	$(113,534)
Net cash used in investing activities	(974,920)	(1,188,230)	213,310
Net cash provided by financing activities	1,087,061	1,245,041	(157,980)
Total cash flows	$(23,218)	$34,986	$(58,204)

The decrease in net cash used in operating activities for the year ended December 31, 2014 and 2013 by Residential and us consisted primarily of related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the year ended December 31, 2014 consisted primarily of Residential's investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the year ended December 31, 2013 consisted primarily of Residential's investments in non-performing loan portfolios. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the year ended December 31, 2014 included proceeds of $250.0 million from the issuance of our preferred stock and payments for share repurchases of $240.6 million under our share repurchase program. In addition, the change in net cash provided by financing activities for the year ended December 31, 2014 included Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. The change in net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of Residential's net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of December 31, 2014.

Contractual obligations

The following table sets forth a summary regarding Residential's known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2014 ($ in thousands):

		Amount due during the years ending December 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Borrowings (1)	$1,339,656	$222,044	$792,956	$—	$324,656
Interest (2)	433,486	37,530	28,226	23,087	344,643
	$1,773,142	$259,574	$821,182	$23,087	$669,299
________
(1) Does not consider the expected redemption dates for secured notes. The securitized assets are the only source of repayment for the secured notes and are expected to provide funding for these liabilities (see Note 7).
(2) Assumes interest rates as of December 31, 2014 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the asset management agreement as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2014 or 2013.

Recent accounting pronouncements

See Item 8 - Consolidated Financial Statements and Supplementary Data - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

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

We believe that we have operated Residential in a manner in which Residential has complied and will continue to operate Residential in a manner that will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013. Residential elected REIT status upon filing of its 2013 income tax return. Accordingly, we believe that Residential will not be subject to federal income tax beginning in the year ended December 31, 2013 and going forward on that portion of Residential’s REIT taxable income that is distributed to its stockholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. Residential does not originate loans. During 2014, Residential decided to sell certain re-performing loans and as such they were reclassified as loans held for sale from loans held for investment.

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

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value less costs to sell.

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

Residential currently borrows funds on its repurchase facilities at variable rates using secured financings. At December 31, 2014, Residential had $1.0 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1.0 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $10.2 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See index to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the internal control over financial reporting of Altisource Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the significant related party transactions with Altisource Residential Corporation, Altisource Portfolio Solutions S.A., and Ocwen Financial Corporation and the potential implications to the Company should the related parties be unable to perform under their respective agreements or in the event that these arrangements are terminated.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 2, 2015
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we refer to as the “2015 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2014. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.8 †
Altisource Asset Management Corporation 2012 Special Equity Incentive Plan. (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.9	Support Services Agreement, dated as of December 31, 2013, between Altisource Asset Management Corporation and Ocwen Financial Corporation.
21*	Schedule of Subsidiaries
23*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	March 2, 2015	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	March 2, 2015	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Ellison and Robin N. Lowe and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Ashish Pandey	Executive Chairman of the Board of Directors	March 2, 2015
Ashish Pandey
/s/ Paul T. Bossidy	Director	March 2, 2015
Paul T. Bossidy
/s/ Dale Kurland	Director	March 2, 2015
Dale Kurland
/s/ Nathaniel Redleaf	Director	March 2, 2015
Nathaniel Redleaf
/s/ Salah Saabneh	Director	March 2, 2015
Salah Saabneh
/s/ Robert C. Schweitzer	Director	March 2, 2015
Robert C. Schweitzer
/s/ George G. Ellison	Chief Executive Officer (Principal Executive Officer)	March 2, 2015
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 19, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013 and for the period from March 15, 2012 (date of inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and December 31, 2013 and for the period from March 15, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 of the consolidated financial statements, the Company has significant related party transactions with Altisource Residential Corporation, Altisource Portfolio Solutions, and Ocwen Financial Corporation. Note 8 also discusses the potential implications to the Company should the related parties be unable to perform under their respective agreements or in the event that these arrangements are terminated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 2, 2015

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets:
Real estate held for use:
Land (from consolidated VIE)	$14,424	$478
Rental residential properties (net of accumulated depreciation of $1,062 and $24, respectively - from consolidated VIE)	60,908	3,092
Real estate owned (from consolidated VIE)	457,045	32,332
Total real estate held for use, net	532,377	35,902
Real estate assets held for sale (from consolidated VIE)	92,230	1,186
Mortgage loans at fair value (from consolidated VIE)	1,959,044	1,207,163
Mortgage loans held for sale (from consolidated VIE)	12,535	—
Cash and cash equivalents (including from consolidated VIE $66,166 and $115,988, respectively)	116,782	140,000
Restricted cash (from consolidated VIE)	13,282	5,878
Accounts receivable (including from consolidated VIE $10,313 and $1,428, respectively)	11,068	1,428
Related party receivables (from consolidated VIE)	17,491	9,260
Deferred leasing and financing costs, net (from consolidated VIE)	4,251	2,293
Prepaid expenses and other assets (including from consolidated VIE $373 and $1,542, respectively)	1,638	1,994
Total assets	$2,760,698	$1,405,104
Liabilities:
Repurchase agreements (from consolidated VIE)	$1,015,000	$602,382
Other secured borrowings (from consolidated VIE)	324,082	—
Accounts payable and accrued liabilities (including from consolidated VIE $11,678 and $4,952, respectively)	16,726	6,872
Related party payables (including from consolidated VIE $4,879 and $1,409, respectively)	6,169	2,883
Total liabilities	1,361,977	612,137
Commitments and contingencies (Note 7)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2014 and none issued or outstanding as of December 31, 2013; redemption value $250,000	248,927	—
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,452,101 and 2,188,136 shares issued and outstanding, respectively as of December 31, 2014 and 2,354,774 shares issued and outstanding as of December 31, 2013	25	24
Additional paid-in capital	14,152	12,855
Retained earnings (accumulated deficit)	54,174	(5,339)
Treasury stock, at cost, 263,965 shares as of December 31, 2014 and none as of December 31, 2013	(245,468)	—
Total stockholders' equity (deficit)	(177,117)	7,540
Noncontrolling interest in consolidated affiliate	1,326,911	785,427
Total equity	1,149,794	792,967
Total liabilities and equity	$2,760,698	$1,405,104

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012

Revenues:
Rental revenues	$1,564	$36	$—
Net unrealized gain on mortgage loans	350,822	61,092	—
Net realized gain on mortgage loans	55,766	10,482	—
Net realized gain on re-performing mortgage loans	2,771	—	—
Net realized gain on real estate	9,482	—	—
Interest income	2,893	687	—
Total revenues	423,298	72,297	—
Expenses:
Residential property operating expenses	26,018	767	—
Real estate depreciation and amortization	1,067	25	—
Real estate selling costs and impairment	21,788	184	—
Mortgage loan servicing costs	68,181	10,418	—
Interest expense	35,647	4,568	—
General and administrative	19,891	18,265	135
Related party general and administrative	5,485	3,767	0
Total expenses	178,077	37,994	135
Other income	5,407	—	—
Income (loss) before income taxes	250,628	34,303	(135)
Income tax expense	2,096	—	—
Net income (loss)	248,532	34,303	(135)
Net (income) loss attributable to noncontrolling interest in consolidated affiliate	(188,853)	(39,596)	89
Net income (loss) attributable to common stockholders	$59,679	$(5,293)	$(46)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$26.31	$(2.26)	$(0.02)
Weighted average common stock outstanding – basic	2,261,968	2,346,993	2,343,213	(1)
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$21.07	$(2.26)	$(0.02)
Weighted average common stock outstanding – diluted	2,832,188	2,346,993	2,343,213	(1)
_________
(1) Shares weighted by period outstanding since the separation on December 21, 2012.

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
March 15, 2012 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	2,343,213	23	4,977	—	—	—	5,000
Capital contribution from noncontrolling interest	—	—	—	—	—	100,000	100,000
Share-based compensation	—	—	16	—	—	—	16
Net loss	—	—	—	(46)	—	(89)	(135)
December 31, 2012	2,343,213	23	4,993	(46)	—	99,911	104,881
Issuance of common stock, including option exercises	11,561	1	20	—	—	—	21
Capital contribution from noncontrolling interest	—	—	—	—	—	659,007	659,007
Distribution from noncontrolling interest	—	—	—	—	—	(13,087)	(13,087)
Share-based compensation	—	—	7,842	—	—	—	7,842
Net income (loss)	—	—	—	(5,293)	—	39,596	34,303
December 31, 2013	2,354,774	24	12,855	(5,339)	—	785,427	792,967
Issuance of common stock, including option exercises	97,327	1	46	—	—	—	47
Treasury shares repurchased	—	—	—	—	(245,468)	—	(245,468)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,429	468,429
Distribution from noncontrolling interest	—	—	—	—	—	(116,025)	(116,025)
Amortization of preferred stock issuance costs	—	—	—	(166)	—	—	(166)
Share-based compensation	—	—	1,251	—	—	227	1,478
Net income	—	—	—	59,679	—	188,853	248,532
December 31, 2014	2,452,101	$25	$14,152	$54,174	$(245,468)	$1,326,911	$1,149,794

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Operating activities:
Net income (loss)	$248,532	$34,303	$(135)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(350,822)	(61,092)	—
Net realized gain on mortgage loans	(55,766)	(10,482)	—
Net realized gain on sale of re-performing mortgage loans	(2,771)	—	—
Net realized gain on sale of real estate	(9,482)	—	—
Real estate depreciation and amortization	1,067	25	—
Real estate selling costs and impairment	21,788	—	—
Accretion of interest on re-performing mortgage loans	(2,610)	—	—
Share-based compensation	1,478	7,842	16
Amortization of deferred financing costs	3,425	1,102	—
Changes in operating assets and liabilities:
Accounts receivable	(4,227)	—	—
Related party receivables	8,199	(515)	(361)
Prepaid expenses and other assets	(1,106)	(124)	3
Accounts payable and accrued liabilities	3,650	4,761	406
Related party payables	3,286	2,355	2
Net cash used in operating activities	(135,359)	(21,825)	(69)
Investing activities:
Investment in mortgage loans	(1,265,890)	(1,212,620)	—
Investment in real estate	(34,104)	(6,198)	—
Investment in renovations	(12,721)	(465)	—
Real estate tax advances	(33,719)	(6,472)	—
Mortgage loan dispositions	334,366	38,967	—
Mortgage loan payments	20,900	4,901	—
Disposition of real estate	23,652	685	—
Acquisition-related deposits	—	(1,150)	—
Change in restricted cash	(7,404)	(5,878)	—
Net cash used in investing activities	(974,920)	(1,188,230)	—
Financing activities:
Proceeds from issuance of preferred stock	250,000	—	—
Cost of issuance of preferred stock	(1,237)	—	—
Issuance of common stock, including stock option exercises	12,389	935	5,000
Repurchase of common stock	(245,468)	—	—
Payment of tax withholdings on exercise of stock options	(12,342)	(914)	—
Cost of issuance of common stock	—	—	—
Capital contribution from noncontrolling interest	468,429	659,007	100,000
Distribution to noncontrolling interest	(116,025)	(13,087)	—
Proceeds from issuance of other secured debt	324,426	—	—
Repayments of secured notes	(344)	—	—
Proceeds from repurchase agreement	1,094,042	689,490	—
Repayments of repurchase agreement	(681,424)	(87,108)	—
Payment of deferred financing costs	(5,385)	(3,282)	—
Related party payables	—	—	83
Net cash provided by financing activities	1,087,061	1,245,041	105,083
Net increase (decrease) in cash and cash equivalents	(23,218)	34,986	105,014
Cash and cash equivalents as of beginning of the period	140,000	105,014	—
Cash and cash equivalents as of end of the period	$116,782	$140,000	$105,014

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,053	$2,445	$—
Income taxes paid	2,778	—	—
Transfer of mortgage loans to real estate owned	595,668	31,014	—
Transfer of real estate owned to mortgage loans	8,400	—	—
Change in accrued capital expenditures	4,151	—	—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	10,024	9,812	—
Changes in receivables from real estate owned dispositions	4,640	—	—
Acquisition-related payable	—	1,209	—
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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

Since Residential commenced operations, it has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On March 22, 2013, September 12, 2013 and September 23, 2013, Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. Residential subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013 (the “CS repurchase agreement”). The CS Repurchase Agreement was amended on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the CS repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, Residential further amended the CS repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. In October 2014, Residential further extended the temporary increase with CS in order to enable it to complete a securitization of the non-performing mortgage loans comprising the increased capacity. Following the securitization of these loans, on December 23, 2014, Residential further amended the CS repurchase agreement and entered into a securities repurchase agreement with Credit Suisse to obtain additional financing on the bonds issued by Residential in its securitizations. This December 2014 amendment increased Residential's aggregate maximum borrowing capacity under the CS repurchase agreement to $225.0 million. Residential is in discussions with CS to renew the repurchase agreement. No assurance can be provided that Residential will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in the nineteenth month, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). The Wells repurchase agreement was amended on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, Residential further amended the Wells repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. On December 31, 2014, Residential further amended the Wells repurchase agreement to reduce the aggregate maximum borrowing capacity from $1.0 billion to $750.0 million to reflect the securitization of a significant portion of its non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016. Residential is in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that Residential will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event Residential cannot renew the agreement, the advance rate will be reduced by 10% after the first 90 days of the extension term and Residential will not be entitled to draw additional funds under the facility.

Following all of the amendments described above, the maximum aggregate funding available to Residential under these repurchase agreements as of December 31, 2014 was $1.2 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2014, an aggregate of $1.0 billion was outstanding under Residential's repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by Residential.

On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.85% and $234.0 million in Class M Notes (the “Class M Notes”). No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. Residential retained 95.8 million of the Class A Notes and all of the Class M Notes in its taxable REIT subsidiary (“TRS”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes (the “Class M Notes”) with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource Reinsurance Company Ltd, ("NewSource"), an entity in which Residential owns 100% of the outstanding preferred stock and in which we own 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, subject to the parties’ option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

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

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP.” All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Recently issued accounting standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations.

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

Earnings per share

Basic earnings per share is computed by dividing net income (loss) less amortization of preferred stock issuance costs by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding for the period plus the dilutive effect of stock options and restricted stock outstanding using the treasury stock method and if converted method, respectively. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating.

Expense reimbursement and incentive management fee

Our primary business is asset management. In our role as asset manager we incur expenditures directly and indirectly related to managing Residential's business which are contractually reimbursable to us. We allocate indirect costs (e.g. payroll and overhead) by estimating the time incurred for the benefit of each asset under management.
We calculate the incentive management fee based on Residential's contractually defined cash available for distribution. Pursuant to our asset management agreement with Residential, our incentive management fee structure entitles us to receive a share of Residential's cash flow available for distribution to its stockholders. Accordingly, our incentive management fees, and therefore our stand-alone financial results, are highly dependent on Residential's ability to achieve positive operating results. If

Residential does not generate taxable income that is distributable to its stockholders, then we will not be entitled to any incentive management fee.

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

We believe that we have operated Residential in a manner in which Residential has complied and will continue to operate
Residential in a manner that will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013. Residential elected REIT status upon filing of its 2013 income tax return. Accordingly, we believe that Residential will not be subject to federal income tax beginning in the year ended December 31, 2013 and going forward on that portion of Residential’s REIT taxable income that is distributed to its stockholders as long as certain asset, income and share ownership tests are met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. Residential does not originate loans. During 2014, Residential decided to sell certain re-performing loans and as such they were reclassified as loans held for sale from loans held for investment.

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

Real estate impairment

With respect to Residential's rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Residential properties

Upon the acquisition of real estate, generally through the completion of foreclosure, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, Residential performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of Residential's initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of Residential's operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to 2 years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value less costs to sell.

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

3. Mortgage loans

During the year ended December 31, 2014, Residential acquired an aggregate of 8,441 mortgage loans and REO properties, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the year ended December 31, 2014, Residential acquired an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 237 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These 879 re-performing residential mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Under ASC 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the year ended December 31, 2014, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the year ended December 31, 2014, Residential accreted $2.6 million into interest income with respect to these re-performing loans. As of December 31, 2014, these re-performing loans, having a UPB of $18.4 million and a carrying value of $12.5 million, were held for sale. During October 2014, Residential sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009

Accretable Yield	Year ended December 31, 2014
Balance at the beginning of the period	$84,728
Loans sold	(74,478)
Accretion	(2,610)
Balance at the end of the period	$7,640
Since the commencement of its operations, Residential has engaged in the acquisition of the following portfolios of non-performing and re-performing residential mortgage loans:

Portfolios Residential Agreed to Acquire				Acquisitions Completed in 2014		Acquisitions Completed in 2013
Date of agreement in principle	Number of loans	Fair value of underlying property (in millions)	Date acquisition closed	Number of loans acquired	Fair value of underlying property (in millions)	Number of loans acquired	Fair value of underlying property (in millions)
January 23, 2013	460	$94.2	February 14, 2013(1)			460	$94.2
February 12, 2013	244	40.1	March 21, 2013(2)			230	38.7
February 14, 2013	762	128.9	April 5, 2013			720	122.1
June 25, 2013	321	73.9	August 26, 2013(3)			292	67.3
June 27, 2013	2,377	296.1	August 6, 2013			1,562	185.2
			September 19, 2013			416	56.0
August 12, 2013	2,966	790.2	September 30, 2013			1,547	403.6
			October 21, 2013			1,100	298.0
November 12, 2013	993	137.3	January 2, 2014	650	$93.6
November 22, 2013	6,540	1,542.1	December 24, 2013			2,204	530.1
			January 31, 2014	3,421	791.7
December 19, 2013	164	18.3	January 28, 2014	66	7.0
			February 28, 2014	70	8.2
March 11, 2014(1)	915	180.0	May 1, 2014(4)	664	126.6
			October 24, 2014(5)	159	31.6
May 2, 2014	78	8.7	July 10, 2014	46	5.0
June 4, 2014	3,191	891.6	June 27, 2014	1,116	375.3
			July 31, 2014	1,243	315.7
June 4, 2014(6)	1,105	331.6	June 27, 2014(6)	879	271.1
September 15, 2014	246	29.7	December 23, 2014	127	15.1
Totals	20,362	$4,562.7	Totals	8,441	$2,040.9	8,531	$1,795.2
_____________

(1)	Includes one REO.

(2)	Includes five REOs.

(3)	Includes 34 REOs.

(4)	Includes 190 REOs.

(5)	Includes 46 REOs.

(6)	This acquisition consisted of a portfolio of re-performing loans.

During the year ended December 31, 2014, Residential recognized $3.1 million for due diligence costs related to these and other transactions in both general and administrative expense and related party general and administrative expense. During the year ended December 31, 2013, Residential expensed $3.5 million for due diligence costs.

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

Throughout this report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

Transfer of mortgage loans to real estate owned

During the year ended December 31, 2014 and 2013, Residential transferred 3,682 and 226 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs"), of $587.3 million and $31.0 million respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded $124.9 million and $8.3 million, respectively, in net unrealized gains on mortgage loans.

Dispositions

During the year ended December 31, 2014 and 2013, Residential disposed of 735 and 211 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, Residential recorded $55.8 million and $10.5 million, respectively, of net realized gains on mortgage loans. During October 2014, Residential sold 934 re-performing loans to an unrelated third party and recognized a gain of $2.8 million. The sale included 770 loans from the re-performing mortgage loans held for sale, purchased in the second quarter of 2014, and 164 loans that have transitioned to re-performing status from prior non-performing loan acquisitions that have a clean pay history of at least six months.

4. Real estate assets, net

Acquisitions

During the year ended December 31, 2014, Residential acquired 237 REO properties as part of their portfolio acquisitions. During the year ended December 31, 2013, Residential acquired 40 REO properties. The aggregate purchase price attributable to these acquired REO properties was $34.1 million for the year ended December 31, 2014 and was $6.2 million for the year ended December 31, 2013.

Real estate held for use

As of December 31, 2014, Residential had 3,349 REO properties held for use. Of these properties, 336 had been rented, 197 were being listed for rent and 254 were in varying stages of renovation. We generally rent our REO properties under non-cancelable leases with a term of one year. Future minimum rental revenues under leases existing for the 336 properties that were rented as of December 31, 2014 are approximately $3.6 million for 2015 and approximately $0.6 million for 2016. With respect to the remaining 2,562 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of December 31, 2013, Residential had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. If a REO property meets Residential's rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of December 31, 2014, Residential classified 611 properties having an aggregate carrying value of $92.2 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2013, Residential had 16 REO properties having an aggregate carrying value of $1.2 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the year ended December 31, 2014, Residential disposed of 221 residential properties and recorded $9.5 million of net realized gains on real estate. Residential disposed of four residential properties during the year ended December 31, 2013. There were no significant gains or losses on the dispositions in 2013.

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$321,409	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

Residential has not transferred any assets from one level to another level during the year ended December 31, 2014 or 2013.

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

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,207,163	$—
Investment in mortgage loans	1,122,408	1,213,811
Net unrealized gain on mortgage loans	350,822	61,092
Net realized gain on mortgage loans	55,766	10,482
Mortgage loan dispositions and payments	(235,743)	(53,680)
Real estate tax advances to borrowers	36,842	6,472
Reclassification of realized gains on real estate sold from unrealized gains	9,054	—
Transfer of real estate owned to mortgage loans	8,400	—
Transfer of mortgage loans to real estate owned	(595,668)	(31,014)
Ending balance at December 31	$1,959,044	$1,207,163

Net unrealized gain on mortgage loans held at the end of the period	$222,034	$61,092

There was no corresponding activity for level 3 assets for the year ended December 31, 2012 because Residential did not own any such assets at that time.

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying Value	Unpaid principal balance	Market value of underlying properties
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans	10,963	$1,959,044	$2,935,961	$2,693,525
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage Loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of Residential's re-performing mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of December 31, 2014 and December 31, 2013:

Input	December 31, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.1% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $5,300,000	$3,000 - $3,550,000

6. Borrowings

Repurchase Agreements

Residential's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore it has concluded these are financing arrangements. As of December 31, 2014, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.05%, excluding amortization of deferred financing costs. The following table sets forth data with respect to Residential's repurchase agreements as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447
	$1,225,000	$1,819,559	$1,015,000
December 31, 2013
CS repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Wells repurchase agreement due March 23, 2015	400,000	634,234	398,602
DW repurchase agreement due March 11, 2016	250,000	205,328	118,416
	$750,000	$1,005,912	$602,382

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

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase agreements. We monitor Residential's banking partners' ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated. For additional information on the repurchase agreements, please see Note 1, "Organization and basis of presentation."

Other Secured Debt

On November 25, 2014, Residential completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in Class M Notes. No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. Residential retained $95.8 million of the Class A Notes and all of the Class M Notes in its TRS. The Class A Notes and Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

The following table sets forth data with respect to these notes as of December 31, 2014 ($ in thousands):

	Interest Rate	December 31, 2014
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Elimination of ARLP 2014-1 Class A Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
Total		$324,082
_____________

(1)	The expected redemption date for the Class A Notes is September 25, 2017.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes is November 27, 2017.

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows. Subsequent to December 31, 2014, the following legal proceedings were commenced with respect to us:

On January 15, 2015, a shareholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported shareholder of Residential under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223.  The action names as defendants William C. Erbey and each of the members of Residential's Board of Directors and alleges that Mr. Erbey and Residential's directors breached fiduciary duties in connection with the asset management agreement among Residential, Altisource Residential, L.P. and us.  The action also names Altisource Residential, L.P. and us as defendants and alleges that we aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement.  The complaint also names Residential as a nominal defendant.  The plaintiff seeks, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and we have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing Residential's Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and us of allegedly wrongful profits, changes to Residential's corporate governance and an award of attorney’s and other fees and expenses.  We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, Mr. Erbey and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with Residential, Altisource, Home Loan Servicing Solutions Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount, and an award of attorney’s and other fees and expenses. We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen under the caption Sokolowski v. Erbey, et al., 14-cv-8160-1. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen. On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Altisource, Residential, Home Loan Servicing Solutions and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen's compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen's code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen's compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill, and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen's 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance, and an award of attorney's and other fees and expenses. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

8. Related-party transactions

Asset Management Agreement with Residential

Upon completion of our separation and Residential’s separation from Altisource on December 21, 2012, we entered into a 15-year asset management agreement with Residential. Pursuant to the asset management agreement, we design and implement Residential’s business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential’s Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential’s day-to-day operations, (2) determining investment criteria through Residential’s Investment Policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing and performing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of Residential’s single-family rentals, (6) overseeing Ocwen’s servicing of its residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. Our management also has significant corporate governance experience to manage Residential’s business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services to any other party so long as Residential and its operating partnership have on hand an average of $50.0 million in capital available for investment over the previous two fiscal quarters.

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

Termination

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

If the asset management agreement were terminated by Residential, even if a termination fee is payable to us, our financial position and future prospects for revenues and growth would be materially adversely affected.

Agreements with Altisource

We have engaged Altisource to provide services for us as detailed below. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all which could adversely affect our performance. Altisource’s failure to perform the services under these agreements with Residential or us could have a material adverse effect on us.

Support Services Agreement

Under the support services agreement, Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. The support services agreement extended for two years after the separation and automatically renews every year thereafter, but may be terminated earlier under certain circumstances including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

Although the support services agreement has enabled us to grow Residential's and our businesses, we are in the process of internalizing the support services that had been provided to us by Altisource through our direct employment of the 26 employees that currently are providing these services to us through the support services agreement.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with Residential expires or is terminated, the support services agreement will terminate within 30 days.

Technology Services Agreement

Under the technology services agreement, Altisource provides certain technology products and services to us, including telephone and network administration. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required.

Tax Matters Agreement

The tax matters agreement with Altisource sets our each party's rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from Altisource and related matters such as the filing of tax returns and the conduct of IRS and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and Altisource is responsible for taxes attributable to our business incurred prior to the separation.

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

In the event our asset management agreement with Residential expires or is terminated, the trademark license agreement will terminate within 30 days.

Agreement Residential has with Altisource

Master Services Agreement

Residential has engaged Altisource to provide property management, leasing and renovation management services associated with the single-family rental properties they acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable. We work directly with Altisource’s vendor management team on behalf of Residential, and our construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through our team, Residential coordinates with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain. We believe our experience and these coordinated efforts with Altisource provide us with the capabilities to replicate Altisource’s vendor network, if necessary.

The total fees incurred by Residential under this agreement will be dependent upon the property management, leasing and renovation management services required on an asset-specific basis and will vary significantly based upon the location and condition of the asset as well as current market conditions and tenant turnover.

In the event Residential’s asset management agreement with us is terminated without cause by Residential, the master services agreement with Altisource may be terminated at its sole discretion.

Agreements with Ocwen

Support Services Agreement

Under the support services agreement, Ocwen provides us with business development services, as well as analytical services in connection with our management and valuation of Residential’s portfolio and administrative services in connection with the operation of our business. The support services agreement may be terminated by either us or Ocwen upon 30 days prior notice. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

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

Sublease

We sublease approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus 50% of the lease-related operating expenses and leasehold improvements.

Agreement Residential has with Ocwen

Servicing Agreement

Residential has engaged Ocwen to service its acquired residential mortgage loans and provides loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provides for an initial term of 15 years. In the event Residential’s asset management agreement with us expires or is terminated, the servicing agreement will terminate within 30 days. Through 2014, Residential had exclusively engaged Ocwen to service the residential mortgage loans in its portfolio.

Ocwen has been and is subject to a number of pending regulatory investigations, inquiries, requests for information and legal proceedings that could result in adverse regulatory or other actions against Ocwen.  As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded. Given the recent challenges and regulatory scrutiny faced by Ocwen, Residential has engaged additional alternate servicers to service its loans. Residential has begun to move certain loans to these new servicers to diversify its servicing options. However, a substantial number of the loans Residential owns continue to be serviced by Ocwen. It is possible, even as Residential transfers all or a portion of its mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service its loans or resolve its non-performing loans. If for any reason, its mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements, and its mortgage servicers cease to act as its servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Residential.

The total fees incurred by Residential under this agreement are dependent upon the number and type of acquired residential mortgage loans that Ocwen services pursuant to the terms of the agreement.

Our consolidated statements of operations included the following significant related party transactions ($ in thousands):

	Year ended December 31, 2014	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$21,612	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	65,363	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	1,815	Altisource	Related party general and administrative expenses
Office and occupancy costs	349	Ocwen/Altisource	Related party general and administrative expenses
Salaries and benefits	2,028	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	1,293	Altisource	Related party general and administrative expenses
Expense reimbursements	7,011	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	67,949	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
	Year ended December 31, 2013	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$767	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	9,335	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	2,059	Altisource	Related party general and administrative expenses
Office and occupancy costs	256	Ocwen	Related party general and administrative expenses
Salaries and benefits	1,273	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	179	Altisource	Related party general and administrative expenses
Expense reimbursements	5,411	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	4,880	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
	March 15, 2012 (inception) to December 31, 2012	Counter-party	Consolidated Statements of Operations location
Expense reimbursements	$42	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate

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

During the year ended December 31, 2013, Residential acquired a portfolio from Ocwen Financial Corporation ("Ocwen") of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

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

Our named executive officers and certain employees have and will receive grants of stock options and restricted stock under the 2012 Equity Incentive Plan which we refer to as the “2012 Plan.” In addition, a special grant of stock options and restricted stock was made to certain Ocwen employees related to the separation under the 2012 Special Equity Incentive Plan which we refer to as the “2012 Special Plan.” Dividends received on restricted stock are forfeitable and are accumulated until the time of vesting at the same rate and on the same date as on shares of common stock. The aggregate number of shares of common stock that may be issued under the 2012 Plan is approximately 15% of our outstanding shares, subject to proportionate adjustment in the event of stock splits and similar events. Upon the vesting of stock options and restricted stock, we may withhold up to the statutory minimum to satisfy the resulting employee tax obligation.

The 2012 Plan also allows for the grant of performance awards and other awards such as purchase rights, equity appreciation rights, shares of common stock awarded without restrictions or conditions, convertible securities, exchangeable securities or other rights convertible or exchangeable into shares of common stock, as the Compensation Committee in its discretion may determine.

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2014
Stock options outstanding	239,060
Possible future issuances under equity incentive plan	145,338
384,398

As of December 31, 2014, we had 2,811,864 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of options	Weighted average exercise price per share
March 15, 2012 (inception)	—	$—
Granted	305,824	1.36
December 31, 2012	305,824	1.36
Exercised	(10,215)	1.89
Forfeited or canceled	(14,388)	5.87
December 31, 2013	281,221	1.11
Exercised	(41,685)	1.16
Forfeited or canceled	(476)	1.51
December 31, 2014 (1), (2)	239,060	1.10
__________
(1) The outstanding options as of December 31, 2014 had a weighted average remaining life of 4.0 years with total intrinsic value of $73.9 million.
(2) We have 228,892 options exercisable as of December 31, 2014 with a weighted average exercise price of $1.02, weighted average remaining life of 3.9 years and intrinsic value of $70.8 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2014.

Restricted stock

During the year ended December 31, 2014 and 2013, we granted 30,663 and 32,197 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan, the "2012 Plan," with a weighted average grant date fair value per share of $695.78 and $63.98, respectively.

Restricted stock granted in 2014 vests based on achievement of the following performance hurdles and vesting schedule:

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant; and (ii) the market value is at least double the market value on the date of the grant;

•
Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-two and a half percent (22.5%) over the market value on the date of the grant; and (ii) the market value is at least triple the market value on the date of the grant and

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of Company stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant; and (ii) the market value is at least quadruple the market value on the date of the grant.

•
After the performance hurdles have been achieved, 25% of the restricted stock will vest on the first anniversary of the date that the performance hurdle for that tranche was met and the remaining 75% of that tranche will vest on the second anniversary of the date that the performance hurdle was met.

Restricted stock granted in 2013 vests based on achievement of the following performance hurdles and vesting schedule:

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

Additionally, our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2014 and 2013, we granted 214 and 1,470 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $940.32 and $205.27, respectively.

We recorded $1.3 million and $7.8 million of compensation expense related to these grants for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had $21.1 million and $22.1 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 3.0 years and 3.1 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of shares	Weighted average grant date fair value
December 31, 2012	205,512	$5.90
Granted	32,667	70.16
Vested (1)	(660)	5.90
Forfeited or canceled	(8,765)	5.90
December 31, 2013	228,754	15.32
Granted	30,877	697.48
Vested (1)	(56,328)	16.53
Forfeited or canceled	(27,814)	294.59
December 31, 2014	175,489	90.51
__________
(1) The vesting date fair value of restricted stock that vested during the year ended December 31, 2014 and 2013 was $52.6 million and $0.2 million, respectively.

Restricted stock granted to our employees

We calculate the grant date fair value of restricted stock using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Risk Free Interest Rate (a)	3.07% to 3.73%	3.18%	2.81%
Common Stock Dividend Yield (b)	0%	0%	0%
Expected Volatility (c)	74.61% to 82.66%	36.31%	100%
__________
(a) Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.
(b) At the date of grant, we had no history of dividend payments.
(c) Based on the historical volatility of comparable companies, adjusted for our expected additional cash-flow volatility.

Restricted stock granted to an Ocwen employee

As part of the separation, we granted restricted stock to an employee of Ocwen. We calculated the fair value of non-employee restricted stock using a Monte Carlo simulation until each market hurdle was met. Subsequent to the market hurdle being met, we calculate the fair value of non-employee restricted stock based on the market value of shares quoted on the NYSE. The fair value is re-measured each accounting period with amortization of the resulting servicing expense over the vesting period. These instruments qualify for equity classification. The weighted average grant date fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

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

During the years ended December 31, 2014 and 2013, Residential qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
U.S. Virgin Islands	$70,670	$(5,261)	$(33)
Other	(8,895)	(32)	(102)
Income (loss) before income taxes	$61,775	$(5,293)	$(135)

The following table sets forth the components of our deferred tax assets:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Stock compensation and other	$339	$377
Accrued expenses	172	4
Real estate gains and fair value adjustments	2,981	—
Net operating loss	468	—
	3,960	381
Deferred tax liability:
Depreciation	4	—
	3,956	381
Valuation allowance	(3,491)	(381)
Deferred tax asset, net	$465	$—

The following table sets for the reconciliation of the statutory U.S. Virgin Islands income tax rate to our effective income tax rate:

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
U.S. Virgin Islands income tax rate	38.5%	38.5%	38.5%
State and local income tax rates	(0.1)	—	2.6
Excluded REIT income	(27.3)	(40.5)	—
EDC benefits	(8.9)	4.8	—
Rate differential	(2.6)	(3.9)	(3.2)
Valuation allowance	1.2	1.1	(37.9)
Effective income tax rate	0.8%	—%	—%

As of December 31, 2014 and 2013, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year ended December 31, 2014 and 2013. Residential recorded nominal state and local tax expense on income and property for the years ended December 31, 2014 and 2013. There was no state and local tax expense on income and property recorded by Residential in 2012. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

11. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Numerator
Net income (loss)	$59,679	$(5,293)	$(46)
Amortization of preferred stock issuance costs	166	—	—
Numerator for basic EPS - income (loss) available to common stockholders	$59,513	$(5,293)	$(46)
Add back amortization of preferred stock issuance costs	166	—	—
Numerator for diluted EPS - income available to common stockholders after assumed conversions	$59,679	$(5,293)	$(46)

Denominator
Weighted average common stock outstanding – basic	2,261,968	2,346,993	2,343,213	(1)
Stock options using treasury method	251,967	—	—
Restricted stock	160,475	—	—
Preferred shares if converted	157,778	—	—
Weighted average common stock outstanding – diluted	2,832,188	2,346,993	2,343,213	(1)

Earnings (loss) per basic share	$26.31	$(2.26)	$(0.02)
Earnings (loss) per diluted share	$21.07	$(2.26)	$(0.02)
_________
(1) Shares weighted by period outstanding since the separation on December 21, 2012.

Because we incurred a net loss attributable to common stockholders for the year ended December 31, 2013 and for the period from March 15, 2012 (inception) to December 31, 2012, basic and diluted earnings per share are equivalent for each period. For the year ended December 31, 2013 there were 286,264 stock options and 226,481 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive. For the period from March 15, 2012 (inception) to December 31, 2012 there were 276,100 stock options and 205,512 units of restricted stock excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive, which shares are weighted by period outstanding since the separation on December 21, 2012.

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

13. Quarterly financial information (unaudited)
The following tables set forth our quarterly financial information (unaudited, $ in thousands):

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenues	$74,628	$117,357	$109,102	$122,211	$423,298

Net income	6,828	13,230	17,698	21,923	59,679
Earnings per share of common stock – basic:
Earnings per share basic	2.88	5.87	7.91	9.99	26.31
Earnings per share of common stock – diluted:
Earnings per share diluted	2.39	4.60	6.25	7.92	21.07
	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenues	$1,515	$9,096	$19,741	$41,945	$72,297

Net income (loss)	(840)	(1,499)	(2,557)	(397)	(5,293)
Earnings per share of common stock – basic:
Earnings (loss) per share basic	(0.36)	(0.64)	(1.09)	(0.17)	(2.26)
Earnings per share of common stock – diluted:
Earnings (loss) per share diluted	(0.36)	(0.64)	(1.09)	(0.17)	(2.26)

Altisource Asset Management Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs after Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	28	SFR	$1,414	$4,538	$43	$4,581	$171	21	2013 - 2014	3-27.5 years
Alaska	1	SFR	84	185	—	185	—	28	2014
Arizona	97	SFR	4,877	17,004	354	17,358	636	22	2013 - 2014	3-27.5 years
Arkansas	46	SFR	893	4,176	82	4,258	139	31	2013 - 2014	3-27.5 years
California	512	SFR	45,006	154,291	1,129	155,420	3,575	33	2013 - 2014	3-27.5 years
Colorado	25	SFR	1,610	4,838	92	4,930	59	28	2013 - 2014	3-27.5 years
Connecticut	25	SFR	1,909	4,618	37	4,655	16	45	2013 - 2014	3-27.5 years
Delaware	10	SFR	416	1,996	25	2,021	138	34	2014	3-27.5 years
Dist. of Columbia	1	SFR	109	240	4	244	—	103	2014
Florida	696	SFR	28,554	102,888	4,906	107,794	2,871	23	2013 - 2014	3-27.5 years
Georgia	165	SFR	4,455	18,192	1,250	19,442	363	21	2013 - 2014	3-27.5 years
Hawaii	2	SFR	144	321	18	339	—	20	2013 - 2014
Idaho	9	SFR	235	1,198	7	1,205	110	32	2014
Illinois	359	SFR	14,161	52,441	1,370	53,811	2,549	44	2013 - 2014	3-27.5 years
Indiana	155	SFR	4,026	16,314	1,318	17,632	906	32	2013 - 2014	3-27.5 years
Iowa	6	SFR	98	401	—	401	—	61	2014
Kansas	27	SFR	428	2,199	129	2,328	73	45	2013 - 2014	3-27.5 years

Kentucky	54	SFR	2,192	6,099	59	6,158	125	30	2013 - 2014	3-27.5 years
Louisiana	22	SFR	415	2,357	114	2,471	142	27	2013 - 2014	3-27.5 years
Maine	14	SFR	348	1,777	—	1,777	109	116	2013 - 2014
Maryland	84	SFR	5,395	15,877	415	16,292	42	35	2013 - 2014	3-27.5 years
Massachusetts	36	SFR	2,279	6,922	132	7,054	76	81	2013 - 2014	3-27.5 years
Michigan	80	SFR	2,676	9,859	236	10,095	622	46	2013 - 2014	3-27.5 years
Minnesota	71	SFR	4,237	11,440	177	11,617	217	39	2014	3-27.5 years
Mississippi	9	SFR	314	896	16	912	—	28	2014	3-27.5 years
Missouri	75	SFR	1,517	6,988	208	7,196	338	44	2013 - 2014	3-27.5 years
Montana	3	SFR	13	320	—	320	26	39	2014
Nebraska	5	SFR	352	1,021	—	1,021	25	37	2014
Nevada	17	SFR	432	2,268	96	2,364	80	20	2013 - 2014	3-27.5 years
New Hampshire	13	SFR	737	2,084	22	2,106	27	49	2014
New Jersey	47	SFR	2,675	7,838	111	7,949	168	64	2013 - 2014	3-27.5 years
New Mexico	30	SFR	1,188	3,828	154	3,982	118	21	2013 - 2014	3-27.5 years
New York	45	SFR	3,459	8,568	152	8,720	108	68	2013 - 2014	3-27.5 years
North Carolina	259	SFR	6,101	30,102	1,578	31,680	1,701	19	2013 - 2014	3-27.5 years
Ohio	124	SFR	3,334	13,416	322	13,738	610	45	2013 - 2014	3-27.5 years
Oklahoma	23	SFR	574	2,432	72	2,504	132	29	2013 - 2014	3-27.5 years
Oregon	8	SFR	294	1,381	2	1,383	47	30	2014
Pennsylvania	188	SFR	9,222	24,565	241	24,806	444	54	2013 - 2014	3-27.5 years
Rhode Island	46	SFR	1,398	5,523	317	5,840	133	72	2014	3-27.5 years
South Carolina	84	SFR	2,935	9,551	341	9,892	252	22	2013 - 2014	3-27.5 years
South Dakota	2	SFR	166	295	—	295	—	52	2014
Tennessee	76	SFR	1,991	9,343	509	9,852	487	23	2013 - 2014	3-27.5 years
Texas	118	SFR	3,046	14,068	764	14,832	385	23	2013 - 2014	3-27.5 years
Utah	63	SFR	3,582	9,869	109	9,978	114	30	2013 - 2014	3-27.5 years
Vermont	3	SFR	202	561	—	561	—	140	2014
Virginia	42	SFR	2,562	10,910	170	11,080	150	26	2013 - 2014	3-27.5 years
Washington	19	SFR	1,166	4,089	96	4,185	24	38	2013 - 2014	3-27.5 years
West Virginia	3	SFR	125	701	—	701	53	25	2013 - 2014
Wisconsin	132	SFR	3,920	15,453	281	15,734	1,006	49	2013 - 2014	3-27.5 years
Wyoming	1	SRF	128	275	—	275	—	21	2014
Total (2)	3,960		177,394	626,516	17,458	643,974	19,367	34
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Real estate assets:
Beginning balance	$37,113	$—
Acquisitions through foreclosure	587,268	31,014
Other acquisitions	34,104	6,198
Improvements	16,872	586
Cost of real estate sold	(31,383)	(685)
Ending balance(1)	$643,974	$37,113

Accumulated depreciation:
Beginning balance	$25	$—
Depreciation expense	1,067	25
Selling cost and impairment	21,788	—
Real estate sold	(3,513)	—
Ending balance	$19,367	$25
___________
(1) The aggregate cost for federal income tax purposes is $625.7 million as of December 31, 2014.
Altisource Asset Management Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2014
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages (1)	Principal amount of loans subject to delinquent principal or interest
$0-49,999	299	2.000% - 15.875%	01/01/2009 - 04/01/2053	$6,059	$7,802
$50,000-99,999	1,289	0.000% - 16.125%	07/01/2001 - 01/01/2054	59,773	82,009
$100,000-149,999	1,971	1.000% - 13.600%	03/28/2008 - 04/01/2057	152,536	216,612
$150,000-199,999	1,665	1.375% - 13.950%	05/01/2010 - 11/01/2053	176,448	260,658
$200,000-249,999	1,458	1.500% - 11.960%	06/01/2009 - 01/01/2057	193,891	296,390
$250,000+	4,281	1.000% - 12.950%	08/01/2010 - 01/01/2054	1,370,337	1,878,506
Total(2)(3)	10,963			$1,959,044	$2,741,977
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

(2)	The aggregate cost for federal income tax purposes is $1,823.3 million as of December 31, 2014.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,207,163	$—
Investment in mortgage loans	1,122,408	1,213,811
Net unrealized gain on mortgage loans	350,822	61,092
Cost of mortgages sold	(151,624)	(38,297)
Mortgage loan payments	(19,299)	(4,901)
Real estate tax advances to borrowers	36,842	6,472
Transfer of real estate owned to mortgage loans	8,400	—
Transfer of mortgage loans to real estate owned	(595,668)	(31,014)
Ending balance	$1,959,044	$1,207,163