Form 10-Q
period 2015-03-31
Altisource Asset Management Corp
filed 2015-05-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

36C Strand Street
Christiansted, United States Virgin Islands 00820
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

As of April 30, 2015, 2,228,823 shares of our common stock were outstanding (excluding 266,429 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2015

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain Residential as a client;

•	our ability to retain and maintain our strategic relationships with related parties;

•	the ability of Residential to generate cash available for distribution to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	the failure of Altisource to effectively perform its obligations under their agreements with us and Residential;

•	the failure of Residential’s mortgage loan servicers to effectively perform their services to Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of April 30, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Real estate held for use:
Land (from consolidated VIE)	$21,267	$14,424
Rental residential properties (net of accumulated depreciation of $2,046 and $1,062, respectively - from consolidated VIE)	86,206	60,908
Real estate owned (from consolidated VIE)	456,479	457,045
Total real estate held for use, net	563,952	532,377
Real estate assets held for sale (from consolidated VIE)	150,807	92,230
Mortgage loans at fair value (from consolidated VIE)	1,853,495	1,959,044
Mortgage loans held for sale (from consolidated VIE)	12,485	12,535
Cash and cash equivalents (including from consolidated VIE $53,246 and $66,166, respectively)	98,386	116,782
Restricted cash (from consolidated VIE)	14,766	13,282
Accounts receivable (including from consolidated VIE $10,398 and $10,313, respectively)	10,399	11,068
Related party receivables (from consolidated VIE)	22,530	17,491
Deferred leasing and financing costs, net (from consolidated VIE)	5,384	4,251
Prepaid expenses and other assets (including from consolidated VIE $672 and $373, respectively)	2,261	1,638
Total assets	$2,734,465	$2,760,698
Liabilities:
Repurchase agreements (from consolidated VIE)	$929,287	$1,015,000
Other secured borrowings (from consolidated VIE)	364,849	324,082
Accounts payable and accrued liabilities (including from consolidated VIE $42,686 and $11,678, respectively)	48,314	16,726
Related party payables (including from consolidated VIE $5,782 and $4,879, respectively)	9,092	6,169
Total liabilities	1,351,542	1,361,977
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014; redemption value $250,000	248,979	248,927
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,470,783 and 2,206,652 shares issued and outstanding, respectively as of March 31, 2015 and 2,452,101 and 2,188,136 shares issued and outstanding, respectively, as of December 31, 2014	25	25
Additional paid-in capital	15,048	14,152
Retained earnings	61,009	54,174
Treasury stock, at cost, 264,131 shares as of March 31, 2015 and 263,965 shares as of December 31, 2014	(245,519)	(245,468)
Total stockholders' equity	(169,437)	(177,117)
Noncontrolling interest in consolidated affiliate	1,303,381	1,326,911
Total equity	1,133,944	1,149,794
Total liabilities and equity	$2,734,465	$2,760,698

See accompanying notes to Consolidated Financial Statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

Revenues:
Rental revenues	$1,400	$69
Net unrealized gain on mortgage loans	61,134	65,130
Net realized gain on mortgage loans	15,382	9,321
Net realized gain on re-performing mortgage loans	151	—
Net realized gain on real estate	10,608	—
Interest income	240	108
Total revenues	88,915	74,628
Expenses:
Residential property operating expenses	12,459	1,050
Real estate depreciation and amortization	998	48
Real estate selling costs and impairment	14,691	354
Mortgage loan servicing costs	18,266	11,437
Interest expense	11,483	5,708
General and administrative	10,790	5,601
Related party general and administrative	773	923
Total expenses	69,460	25,121
Income before income taxes	19,455	49,507
Income tax expense	143	766
Net income	19,312	48,741
Net income attributable to noncontrolling interest in consolidated affiliate	(12,424)	(41,913)
Net income attributable to common stockholders	$6,888	$6,828

Earnings per share of common stock – basic:
Earnings per basic share	$3.10	$2.88
Weighted average common stock outstanding – basic	2,203,699	2,367,202
Earnings per share of common stock – diluted:
Earnings per diluted share	$2.50	$2.39
Weighted average common stock outstanding – diluted	2,757,206	2,856,079

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2014	2,452,101	$25	$14,152	$54,174	$(245,468)	$1,326,911	$1,149,794
Issuance of common stock, including option exercises	18,682	—	7	—	—	—	7
Treasury shares repurchased	—	—	—	—	(51)	—	(51)
Capital contribution from noncontrolling interest	—	—	—	—	—	27	27
Distribution from noncontrolling interest	—	—	—	—	—	(36,038)	(36,038)
Amortization of preferred stock issuance costs	—	—	—	(53)	—	—	(53)
Share-based compensation	—	—	889	—	—	57	946
Net income	—	—	—	6,888	—	12,424	19,312
March 31, 2015	2,470,783	$25	$15,048	$61,009	$(245,519)	$1,303,381	$1,133,944

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$785,427	$792,967
Issuance of common stock, including option exercises	41,429	—	18	—	—	—	18
Treasury shares repurchased					(44,565)		(44,565)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,491	468,491
Distribution from noncontrolling interest						(27,398)	(27,398)
Share-based compensation	—	—	3,316	—	—	—	3,316
Net income	—	—	—	6,828	—	41,913	48,741
March 31, 2014	2,396,203	$24	$16,189	$1,489	$(44,565)	$1,268,433	$1,241,570

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Operating activities:
Net income	$19,312	$48,741
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(61,134)	(65,130)
Net realized gain on mortgage loans	(15,382)	(9,321)
Net realized gain on sale of re-performing mortgage loans	(151)	—
Net realized gain on sale of real estate	(10,608)	(55)
Real estate depreciation and amortization	998	48
Real estate selling costs and impairment	14,691	355
Accretion of interest on re-performing mortgage loans	(232)	—
Share-based compensation	946	3,316
Amortization of deferred financing costs	531	608
Changes in operating assets and liabilities:
Accounts receivable	1,750	502
Related party receivables	(2,535)	(53)
Prepaid expenses and other assets	(623)	(530)
Accounts payable and accrued liabilities	1,613	1,118
Related party payables	2,923	871
Net cash used in operating activities	(47,901)	(19,530)
Investing activities:
Investment in mortgage loans	—	(611,357)
Investment in renovations	(5,534)	(447)
Real estate tax advances	(6,556)	(6,259)
Mortgage loan dispositions	56,337	32,775
Mortgage loan payments	5,816	3,129
Disposition of real estate	32,139	734
Change in restricted cash	(1,484)	(1,456)
Net cash provided by (used in) investing activities	80,718	(582,881)
Financing activities:
Proceeds from issuance of preferred stock	—	250,000
Cost of issuance of preferred stock	—	(1,114)
Issuance of common stock, including stock option exercises	411	2,732
Repurchase of common stock	(51)	(44,565)
Payment of tax withholdings on exercise of stock options	(404)	(2,714)
Capital contribution from noncontrolling interest	27	468,491
Distribution to noncontrolling interest	(4,576)	(27,398)
Proceeds from issuance of other secured debt	50,690	—
Repayments of secured notes	(9,256)	—
Proceeds from repurchase agreement	33,877	127,664
Repayments of repurchase agreement	(119,590)	(30,096)
Payment of deferred financing costs	(2,341)	(123)
Net cash (used in) provided by financing activities	(51,213)	742,877
Net (decrease) increase in cash and cash equivalents	(18,396)	140,466
Cash and cash equivalents as of beginning of the period	116,782	140,000
Cash and cash equivalents as of end of the period	$98,386	$280,466

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31, 2015	Three months ended March 31, 2014
Supplemental disclosure of cash flow information
Cash paid for interest	$10,429	$4,736
Transfer of mortgage loans to real estate owned	136,182	96,528
Transfer of real estate owned to mortgage loans	1,356	—
Change in accrued capital expenditures	(1,430)	—
Change in accrued equity issuance costs	—	183
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	2,848	1,247
Changes in receivables from real estate owned dispositions	630	—
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as “inception.” Subsequent to our separation from Altisource Portfolio Solutions S.A. ("Altisource") on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. Our primary business is to provide asset management and certain corporate governance services to Altisource Residential Corporation, which we refer to as “Residential.” Residential is a Maryland corporation that acquires and manages single-family rental properties by acquiring sub-performing and non-performing mortgages throughout the United States.

Residential is currently our primary source of revenue and will drive our results. On March 31, 2015, we entered into a new asset management agreement with Residential (the “AMA”) with an effective date of April 1, 2015. Prior to the AMA, we were party to an asset management agreement with Residential (the “Original AMA”) pursuant to which we received incentive fees, which we refer to as our “incentive management fees,” that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the new AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for properties that become rental properties during each quarter, our operating results are highly dependent on Residential's ability to achieve positive operating results. For additional details on the new AMA, please see “Note 7. Related Party Transactions.”

We have concluded that Residential is a variable interest entity (“VIE”) because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the Residential AMA we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements.

Additionally, we provide management services to NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. In October 2013, we invested $2.0 million in 100% of the common stock of NewSource and Residential invested $18.0 million in the non-voting preferred stock of NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements. NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party.

Since Residential commenced operations, it has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. Residential also entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. Following the amendments described below, the maximum aggregate funding available to Residential under these repurchase agreements as of March 31, 2015 was $970.5 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2015, an aggregate of $929.3 million was outstanding under Residential's repurchase agreements. All obligations of Residential’s subsidiaries under the repurchase agreements are fully guaranteed by Residential.

Each of Residential's repurchase agreements is described below:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013 (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, Residential entered into an amended and restated repurchase agreement with CS that increased the aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016. Please see “Note 12. Subsequent Events” for additional information.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in April 2015, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of March 2015. Therefore, Residential's aggregate funding capacity under the DB repurchase agreement was reduced to $219.7 million in April 2015, which was the amount outstanding under the facility at the time.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of Residential's non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016 without any additional funding, thereby reducing Residential's aggregate funding capacity under the Wells repurchase agreement to $525.8 million which was the amount outstanding under the facility on the extension date. Residential is in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that Residential will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event Residential cannot extend the agreement with an ability to obtain additional funding, the advance rate will be reduced by 10% after the first 90 days of the extension term and Residential will not be entitled to draw additional funds under the facility.

On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “Class M Notes”). Residential initially retained $95.8 million of the Class A Notes and all of the Class M Notes in its taxable REIT subsidiary (“TRS”). On February 9, 2015, Residential sold $50.7 million of the retained Class A Notes to an unrelated third party. No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $332.5 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “Class M Notes”) with a weighted coupon of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $213.8 million.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource Reinsurance Company Ltd, ("NewSource"), an entity in which Residential owns 100% of the outstanding preferred stock and in which we own 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement initially required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on June 25, 2015.

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million of our common stock. We used substantially all of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. We have an aggregate of $59.4 million remaining for repurchases under our Board-approved repurchase plan.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2014 annual report on Form 10-K.

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

Recently issued accounting standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The standard requires retrospective application and represents a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our financial position, results of operations, or cash flows.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 makes targeted amendments to the current consolidation guidance that change the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance addresses concerns that current accounting might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We are evaluating the impact of ASU 2015-02 on our consolidated financial statements, which could result in the deconsolidation of Residential's financial information in our consolidated financial statements.

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

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the first quarter of 2015, Residential did not acquire any portfolios of residential mortgage loans. During the three months ended March 31, 2014, Residential acquired an aggregate of 4,207 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.1 billion and an aggregate market value of underlying properties of $901 million. The aggregate purchase price for these acquisitions was approximately $611 million.

During the three months ended March 31, 2015, Residential expensed $0.1 million for due diligence costs related to a potential purchase of a portfolio that was not ultimately acquired. During the three months ended March 31, 2014, Residential recognized $0.5 million for due diligence costs related to transactions in both general and administrative expense and related party general and administrative expense.

Generally, we expect that Residential's mortgage loan and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that Residential agrees to acquire, it typically acquires fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet Residential's diligence standards. The number of loans excluded from an acquisition typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans Residential does not acquire could be significant. In any case where Residential does not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Transfer of mortgage loans to real estate owned

During the three months ended March 31, 2015 and 2014, Residential transferred 724 and 636 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $134.8 million and $96.5 million respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded $18.4 million and $23.6 million, respectively, in net unrealized gains on mortgage loans. At March 31, 2015 Residential had 7,021 loans with a carrying value of $1.4 billion that were in the foreclosure process compared to 7,841 loans with a carrying value of $1.5 billion at March 31, 2014.

Dispositions

During the three months ended March 31, 2015 and 2014, Residential disposed of 150 and 116 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, Residential recorded $15.4 million and $9.3 million, respectively, of net realized gains on mortgage loans.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These 879 re-performing residential mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. During October 2014, Residential sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million. The sale included 770 loans from the re-performing mortgage loans purchased in June 2014, and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions.

Under ASC 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three months ended March 31, 2015, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three months ended March 31, 2015, Residential accreted $0.2 million into interest income with respect to these re-performing loans. As of March 31, 2015, these re-performing loans, having a UPB of $17.5 million and a carrying value of $12.5 million, were held for sale.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	Three months ended March 31, 2015
	Accretable Yield	Carrying Amount of Loans
Balance at the beginning of the period	$7,640	$12,535
Additions	—	37
Payments and other reductions, net	(201)	(319)
Accretion	(232)	232
Balance at the end of the period	$7,207	$12,485

3. Real estate assets, net

Real estate held for use

As of March 31, 2015, Residential had 3,464 REO properties held for use. Of these properties, 587 had been rented, 151 were being listed for rent and 116 were in varying stages of renovation. With respect to the remaining 2,610 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination. As of December 31, 2014, Residential had 3,349 REO properties held for use. Of these properties, 336 had been rented, 197 were being listed for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. As of March 31, 2014, Residential had 852 REO properties held for use. Of these properties, 35 had been rented, 17 were being listed for rent and 48 were in various stages of renovation. With respect to the remaining 752 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. If a REO property meets Residential's rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of March 31, 2015, Residential classified 966 properties having an aggregate carrying value of $150.8 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2014, Residential had 611 REO properties having an aggregate carrying value of $92.2 million held for sale, and as of March 31, 2014, Residential had 44 REO properties having an aggregate carrying value of $4.2 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Residential records residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. As of March 31, 2015 Residential had $9.0 million of impairment on the 966 REO properties having a fair value of $168.9 million. As of December 31, 2014 Residential had $4.9 million of impairment on the 611 REO properties having a fair value of $96.0 million. There was no impairment on the 44 REO properties held at March 31, 2014.

Dispositions

During the three months ended March 31, 2015, Residential disposed of 254 residential properties and recorded $10.6 million of net realized gains on real estate. During the three months ended March 31, 2014, Residential disposed of two residential properties. There were no significant gain or losses on the dispositions in 2014.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
March 31, 2015
Recurring basis (assets)
Mortgage loans	$—	$—	$1,853,495
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$168,942
Transfer of real estate owned to mortgage loans	$—	$—	$1,356
Transfer of mortgage loans to real estate owned	$—	$—	$136,182
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,485
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$929,287	$—
Other secured borrowings	$—	$362,429	$—

December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$336,409	$—

Residential has not transferred any assets from one level to another level during the three months ended March 31, 2015 or during the year ended December 31, 2014.

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

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Mortgage loans
Beginning balance	$1,959,044	$1,207,163
Investment in mortgage loans	—	612,508
Net unrealized gain on mortgage loans	61,134	65,130
Net realized gain on mortgage loans	15,382	9,321
Mortgage loan dispositions and payments	(65,168)	(39,458)
Real estate tax advances to borrowers	7,127	8,006
Reclassification of realized gains on real estate sold from unrealized gains	10,802	—
Transfer of real estate owned to mortgage loans	1,356	—
Transfer of mortgage loans to real estate owned	(136,182)	(96,528)
Ending balance at March 31	$1,853,495	$1,766,142

Net unrealized gain on mortgage loans held at the end of the period	$51,068	$38,197

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying Value	Unpaid principal balance	Market value of underlying properties
March 31, 2015
Current	794	$127,984	$183,091	$188,031
30	95	13,653	20,233	20,694
60	41	6,423	8,986	10,288
90	2,138	332,892	531,217	502,562
Foreclosure	7,021	1,372,543	1,964,595	1,801,433
Mortgage loans	10,089	$1,853,495	$2,708,122	$2,523,008
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage Loans	10,963	$1,959,044	$2,935,961	$2,693,525

The following table sets forth the carrying value of Residential's re-performing mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2015.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
March 31, 2015
Current	69	$8,597	$12,004	$15,102
30	6	498	1,018	1,074
60	—	—	—	—
90	24	3,390	4,498	5,931
Mortgage loans held for sale	99	$12,485	$17,520	$22,107
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of March 31, 2015 and December 31, 2014:

Input	March 31, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0% to 7.6%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.3
Value of underlying properties	$500 - $5,500,000	$3,000 - $5,300,000

5. Borrowings

Repurchase Agreements

Residential's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans, rental properties and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore it has concluded these are financing arrangements. As of March 31, 2015, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements was 3.06%, excluding amortization of deferred financing costs. The following table sets forth data with respect to Residential's repurchase agreements as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
March 31, 2015
CS repurchase agreement due April 20, 2015	$225,000	$331,633	$183,806
Wells repurchase agreement due March 23, 2016	525,780	986,572	525,780
DB repurchase agreement due March 11, 2016	219,701	457,553	219,701
	$970,481	$1,775,758	$929,287
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447
	$1,225,000	$1,819,559	$1,015,000

Under the terms of each repurchase agreement, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential's operating partnership will sell to the applicable lender equity interests in its Delaware statutory trust subsidiaries that owns the applicable underlying assets on its behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest based on LIBOR or at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. Residential does not collateralize any of its repurchase facilities with cash. Pursuant to the CS Repurchase Agreement, Residential is entitled to collateralize a portion of the facility with securities. As of March 31, 2015, approximately $10.6 million of the amounts outstanding under the CS Repurchase Agreement was collateralized by $17.0 million of the Class M Notes issued and retained by Residential in connection with the securitization completed in September 2014 by ARLP 2014-1, and approximately $29.4 million of the amounts outstanding under the CS Repurchase Agreement was collateralized by $45.1 million of the Class A2 Notes issued and retained by Residential in connection with the securitization completed in November 2014 by ARLP 2014-2.

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

Other Secured Debt

On November 25, 2014, Residential completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in Class A Notes with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes. Residential initially retained $95.8 million of the Class A Notes and all of the Class M Notes in its TRS. On February 9, 2015, Residential sold $50.7 million of the retained Class A Notes to an unrelated third party. No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. The Class A Notes and Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $332.5 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted coupon of approximately 3.5% and $32.0 million in Class M Notes with a weighted coupon of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $213.8 million.

Residential retained all of the Class M Notes in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement initially required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on June 25, 2015.

The following table sets forth data with respect to these notes as of March 31, 2015 ($ in thousands):

	Interest Rate	Amount outstanding
March 31, 2015
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.47%	$145,953
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(3)	3.85%	264,034
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due June 25, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class A Notes due to ARNS, Inc.		(14,991)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
		$364,849
December 31, 2014
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class A Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
		$324,082
_____________

(1)	The expected redemption date for the Class A Notes is September 25, 2017.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes is November 27, 2017.

6. Commitments and Contingencies

Litigation, claims and assessments

There have been no material new developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, except as follows:

The Police Retirement System of Saint Louis v. Erbey, et al. On April 2, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Memorandum of Understanding (“MOU”) reflecting an agreement in principle to settle the action with the settlement consideration being the new AMA. The MOU contemplates the negotiation and execution of a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the settlement is finally approved by the court, it will resolve and release all claims in the action that were, or could have been brought by or on behalf of Residential challenging any aspect of the Original AMA and the negotiation of, the terms and provisions of, or the approval of the new AMA. In addition, in connection with the settlement, the parties agreed that plaintiff’s counsel will apply to the court for an award of fees and expenses. There can be no assurances that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement.

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On March 17, 2015, four plaintiffs filed motions to be appointed as Lead Plaintiff, and these motions are currently before the Court. AAMC’s time to answer or otherwise plead has been extended until after a Lead Plaintiff is appointed.
Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey et al., SX-15-CV-105.  The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Residential and AAMC. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.
For the litigation described above where an estimate is possible, management has established a litigation accrual in the amount of $3.0 million on a consolidated basis. This estimated liability is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. Matters underlying the Company’s litigation accrual may change from time to time, and actual results may vary significantly from the current estimate, including as a result of changes in our ongoing and future legal proceedings. Those matters for which an estimate is not possible are not included within this litigation accrual. Therefore, this estimated liability represents what we believe to be an estimate of liability only for certain liabilities that are estimable and probable, and does not represent our maximum loss exposure.
7. Related party transactions

New Asset Management Agreement with Residential

On March 31, 2015, we entered into a new Asset Management Agreement ("AMA") with Residential.

The AMA, which became effective on April 1, 2015, provides for a new management fee structure which replaces the incentive fee structure under the original asset management agreement (the “Original AMA”) as follows:

•
We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Residential’s average invested capital for the quarter multiplied by (ii) 0.25, while Residential has fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while Residential has 4,500 or more Rental Properties;

•
We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Residential's return on invested capital exceeds a hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while Residential has 4,500 or more Rental Properties; and

•	We are entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by Residential for the first time during the quarter.

Residential has the flexibility to pay up to 25% of the incentive management fee to us in shares of Residential common stock.

Under the new AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0%. Under the AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the base management fee described above.

Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) Residential and/or us “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Residential for certain other reasons such as Residential’s failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA, and (c) Residential in connection with certain change of control events.

Summary of Related Party Transaction Expenses

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of Altisource, and Chairman of Residential. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. As of March 31, 2015, Mr. Erbey owned or controlled approximately 28% of our common stock, approximately 4% of the common stock of Residential, approximately 30% of the common stock of Altisource, and approximately 14% of the common stock of Ocwen. As of March 31, 2015, Mr. Erbey also held 857,543 options to purchase Altisource common stock (all of which were exercisable), 3,572,626 options to purchase Ocwen common stock (3,322,626 of which were exercisable) and 85,755 options to purchase our common stock (all of which were exercisable).

As a result of Mr. Erbey’s position as our Chairman and as Chairman of each of Ocwen, Altisource and Residential during the beginning of the first quarter, combined with his share ownership, these companies are considered related parties of Residential for the first quarter of 2015. We will continue to monitor the facts and circumstances with respect to Mr. Erbey, as well as our continuing officers and directors, to determine whether any of Altisource, Ocwen or Residential will be related parties in future periods.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2015	Counter-party	Consolidated Statements of Operations location
2015
Residential property operating expenses	$9,512	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	16,985	Ocwen	Mortgage loan servicing costs
Office and occupancy costs	107	Ocwen/Altisource	Related party general and administrative expenses
Salaries and benefits	214	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	451	Altisource	Related party general and administrative expenses
Expense reimbursements	960	Residential/NewSource	Net income attributable to noncontrolling interest in consolidated affiliate
Professional fee sharing for negotiation of AMA	2,000	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	14,900	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
	Three months ended March 31, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$1,050	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	10,490	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	111	Altisource	Related party general and administrative expenses
Office and occupancy costs	74	Ocwen	Related party general and administrative expenses
Salaries and benefits	517	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	—	Altisource	Related party general and administrative expenses
Expense reimbursements	1,780	Residential/NewSource	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	10,911	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate

On September 30, 2014, pursuant to a master repurchase agreement, Residential's TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of 15.0 million. The master repurchase agreement initially required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89 day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on June 25, 2015.

8. Share-based payments

During the three months ended March 31, 2015 and 2014, we granted 44,132 and 8,765 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $181.02 and $791.27, respectively.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the three months ended March 31, 2015 and 2014, we granted no share-based payments to directors.

We recorded $0.9 million and $3.3 million of compensation expense related to these grants for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, we had an aggregate $25.6 million and $30.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.0 years and 3.2 years, respectively.

9. Income taxes

We are domiciled in the United States Virgin Islands ("USVI") and under current USVI law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the United States Virgin Islands Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions of the certificate, we will receive a 90% exemption on our USVI sourced income taxes until 2043. NewSource is considered a controlled foreign corporation ("CFC") to AAMC. Subpart F income generated by a CFC is taxed currently in the USVI and is not eligible for the reduced tax rate under the certificate of benefits.

As of March 31, 2015 and 2014, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the three months ended March 31, 2015 and 2014. Residential recorded nominal state and local tax expense on income and property for the three months ended March 31, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Numerator
Net income	$6,888	6,828
Amortization of preferred stock issuance costs	53	—
Numerator for basic EPS - income available to common stockholders	6,835	6,828
Add back amortization of preferred stock issuance costs	53	—
Numerator for diluted EPS - income available to common stockholders after assumed conversions	$6,888	$6,828

Denominator
Weighted average common stock outstanding – basic	2,203,699	2,367,202
Stock options using treasury method	232,712	273,778
Restricted stock	120,795	183,988
Preferred shares if converted	200,000	31,111
Weighted average common stock outstanding – diluted	2,757,206	2,856,079

Earnings per basic share	$3.10	$2.88
Earnings per diluted share	$2.50	$2.39

As of March 31, 2015, we had 42,198 restricted shares that were excluded from the calculation of diluted earnings per share as they were antidilutive.
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

12. Subsequent events

New Loan and Security Agreement with Nomura

On April 10, 2015, Residential entered into a Loan and Security Agreement (the “Loan Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”). The purpose of the Loan Agreement is to finance Residential's beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guaranty (the “Guaranty”) made by Residential in favor of Nomura. The Loan Agreement terminates on April 8, 2016.

Under the terms of the Loan Agreement, subject to certain conditions, Nomura may advance funds to Residential from time to time, with such advances collateralized by REO properties. The maximum aggregate advance for the REO properties under the Loan Agreement is $100.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

The advances paid by Nomura under the Loan Agreement with respect to the REO properties from time to time will be based on a percentage of the market value of the applicable REO properties. Under the terms of the Loan Agreement, Residential is required to pay to Nomura interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the Loan Agreement. The Loan Agreement requires Residential to maintain various standard financial and other covenants.

In addition, the Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Loan Agreement and the liquidation by Nomura of the REO properties then subject to the Loan Agreement.

Amended and Restated Repurchase Agreement with CS

On April 20, 2015, Residential entered into an Amended and Restated Master Repurchase Agreement with CS. The CS Repurchase Agreement, as amended and restated, increases the aggregate maximum funding capacity to finance the purchase and beneficial ownership of non-performing, re-performing and performing mortgage loans and REO properties from $225.0 million to $275.0 million, and also increases the sublimit for REO properties that can be financed on the facility.

The obligations of Residential's subsidiaries continue to be fully guaranteed by Residential pursuant to an amended and restated guaranty (the “Amended Guaranty”) made in favor of CS. As amended and restated, the Repurchase Agreement has been extended to mature on April 21, 2016.

All other material terms and conditions of the Repurchase Agreement remain the same as the original repurchase agreement in all material respects.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Our primary business is to provide asset management and certain corporate governance services to Residential and NewSource. We are an SEC-registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. We have a capital light operating strategy. Residential is currently our primary source of revenue and currently drives our results.

On March 31, 2015 we entered into a new Asset Management Agreement with Residential (the "AMA") which became effective on April 1, 2015. The AMA provides for a new management fee structure which replaces the incentive fee structure under the original asset management agreement with Residential (the “Original AMA”) as follows:

•
We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Residential’s average invested capital for the quarter multiplied by (ii) 0.25, while Residential has fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while Residential has 4,500 or more Rental Properties;

•
We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Residential's return on invested capital exceeds a hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while Residential has 4,500 or more Rental Properties; and

•	We are entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by Residential for the first time during the quarter.

Residential has the flexibility to pay up to 25% of the incentive management fee to us in shares of Residential common stock.

Under the new AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0%. Under the AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the base management fee described above.

Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) Residential and/or us “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Residential for certain other reasons such as Residential’s failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA, and (c) Residential in connection with certain change of control events.

We have concluded that Residential is a variable interest entity because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential’s financial condition and results of operations because under the AMA we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential’s financial results in our consolidated financial statements.

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

During 2014 and 2013, Residential completed the acquisition of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.4 billion. There were no portfolio acquisitions completed in the first quarter of 2015.

Additionally, in June 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. During October 2014, Residential sold 770 of these re-performing mortgage loans.

To date, Residential has acquired its non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds.

From inception through March 31, 2015, Residential modified an aggregate of 745 mortgage loans, converted an aggregate of 4,632 mortgage loans into REO properties and disposed of an aggregate of 1,096 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of March 31, 2015, Residential's portfolio consisted of 10,089 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.7 billion and an aggregate market value of underlying properties of $2.5 billion. Residential also owned 4,430 REO properties with an aggregate carrying value of $714.8 million, of which 3,464 were held for use and 966 were held for sale. Of the 3,464 REO properties held for use, 587 REO properties had been rented and were occupied by tenants, 151 were being listed for rent and 116 were in varying stages of renovation. With respect to the remaining 2,610 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. Residential also owned 99 re-performing mortgage loans held for sale having an aggregate UPB of approximately $17.5 million and an aggregate market value of underlying properties of approximately $22.1 million as of March 31, 2015.

NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party.

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock, to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock. We used substantially all of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. We have an aggregate of $59.4 million remaining for repurchases under our Board-approved repurchase plan. In the future we may consider using excess cash generated from operations to repurchase shares of our common stock when trading at attractive prices. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions.

Observations on Current Market Opportunities

We believe there are market opportunities to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next two years as GSEs, HUD, banks and other mortgage lenders seek to dispose of their distressed inventories. We are also beginning to see opportunities in the marketplace in which entities are seeking to sell portfolios of REO properties and rental properties. We have been and will consider these REO and rental portfolio opportunities as they may provide alternative attractive avenues to grow Residential’s rental portfolio.

Despite these potential REO portfolio opportunities, we continue to believe that the distressed loan channel gives Residential a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions Residential to be selected as the buyer of diverse portfolios of such loans since Residential is not geographically constrained. Residential’s preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

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

ii.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marks the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in Residential's statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and its operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; inadequacy of documents necessary to foreclose; bankruptcy proceedings initiated by borrowers; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

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

Expenses

Residential's expenses have primarily consisted of rental property operating expenses, depreciation and amortization, real estate selling cost and impairment, mortgage loan servicing, interest expense, general and administrative expenses, and expense reimbursement and incentive management fees under the Original AMA. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential's asset levels since these properties are depreciated on a straight-line basis over a fixed life. Real estate selling cost and impairment represents Residential's estimate for the costs to be incurred to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of Residential's and our business. Historically, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provided on Residential’s behalf and other personnel costs and corporate overhead. We were not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that were not for the benefit of Residential. Under the new AMA, there are no general expense reimbursements. The incentive management fees consist of compensation due to us. Historically, this was based on the amount of cash available for distribution to Residential’s stockholders for each period. Under the new AMA, the management fees are based on Residential's invested capital and leased properties. The expense reimbursement and incentive management fee are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

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

Resolution Activities

	Three months ended March 31, 2014	Three months ended March 31, 2015
Mortgage Loans (1)
Beginning balance	8,054	10,963
Acquisitions	4,207	—
Dispositions	(116)	(150)
Mortgage loan conversions to REO	(637)	(728)
Reversions to mortgage loans (2)	1	4
Ending balance	11,509	10,089

Modifications	81	126
Loan reinstatements	19	67

Real Estate Owned
Beginning balance	262	3,960
Acquisitions	—	—
Dispositions	(2)	(254)
Mortgage loan conversions to REO	637	728
Reversions to mortgage loans	(1)	(4)
Ending balance	896	4,430

Leased	35	587
Renovations complete	17	151
Renovations in process	48	116
Evaluating strategy/held for sale	796	3,576
	896	4,430
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of March 31, 2015, 181 of Residential's mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

Portfolio size

The size of Residential’s investment portfolio will also impact operating results. Generally, as the size of Residential’s investment portfolio grows, the amount of revenue it expects to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees, property management fees and fees payable to us. Residential may also incur additional interest expense if it incurs additional debt to finance the purchase of its assets.

Existing Portfolio

We advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

During 2014 and 2013, Residential completed the acquisition of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.4 billion. Residential did not complete any portfolio acquisitions in the first quarter of 2015.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions as Residential’s “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this report, Residential's “Existing Portfolio” does not include the 99 re-performing mortgage loans having an aggregate UPB of approximately $17.5 million and an aggregate market value of underlying properties of approximately $22.1 million as of March 31, 2015, which are considered “Mortgage loans held for sale.”

Residential’s sub-performing and non-performing mortgage loans become REO properties when it has obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

As of March 31, 2015, Residential had 4,430 REO properties, consisting of 3,464 REO properties held for use and 966 held for sale. Of the 3,464 REO properties held for use, 587 properties had been rented and were occupied by tenants, 151 were being listed for rent and 116 were in varying stages of renovation. With respect to the remaining 2,610 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination on whether to rent or liquidate the property. If an REO property meets Residential’s rental investment criteria, Residential determines the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential’s rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of March 31, 2014, Residential had 852 REO properties held for use. Of these properties, 35 had been rented, 17 were being listed for rent and 48 were in various stages of renovation. With respect to the remaining 752 REO properties at March 31, 2014, Residential was in the process of determining whether these properties would meet its rental profile. Additionally, 44 REO properties owned as of March 31, 2014 were held for sale.

The following table sets forth a summary of Residential's REO properties as of March 31, 2015 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age in years (2)
Alabama	27	$4,011	23
Alaska	1	185	28
Arizona	106	17,492	22
Arkansas	50	4,459	31
California	595	178,339	33
Colorado	29	6,125	25
Connecticut	28	5,265	46
Delaware	11	2,033	34
District of Columbia	1	242	103
Florida	799	120,791	24
Georgia	170	21,217	21
Hawaii	2	339	20
Idaho	11	1,374	30
Illinois	409	60,909	42
Indiana	162	18,083	32
Iowa	8	547	58
Kansas	28	2,243	47
Kentucky	57	6,113	32
Louisiana	21	2,154	27
Maine	15	1,659	117
Maryland	128	24,811	34
Massachusetts	39	7,343	79
Michigan	89	9,715	46
Minnesota	74	12,147	39
Mississippi	11	1,051	27
Missouri	77	6,894	42
Montana	5	1,010	29
Nebraska	8	1,213	44
Nevada	15	2,037	16
New Hampshire	14	2,154	59
New Jersey	56	8,970	67
New Mexico	30	3,860	21
New York	55	10,062	69
North Carolina	257	30,306	19
Ohio	130	14,757	41
Oklahoma	22	2,293	30
Oregon	10	1,595	29
Pennsylvania	217	28,154	52
Rhode Island	54	6,842	76
South Carolina	103	11,273	23
South Dakota	2	295	52
Tennessee	77	9,200	23
Texas	144	17,979	22
Utah	70	12,560	28
Vermont	3	548	142
Virginia	52	13,536	26
Washington	26	5,281	37
West Virginia	3	647	25
Wisconsin	128	14,371	49
Wyoming	1	$275	21
Total	4,430	$714,759	34

_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of Residential’s Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Existing Portfolio for acquisitions completed through March 31, 2015 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of March 31, 2015, the aggregate carrying value of Residential's Existing Portfolio was $1.9 billion (which does not include the carrying value of Residential's REO properties of an additional $714.8 million). The carrying value of mortgage loans is based on our proprietary pricing model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in Residential’s Existing Portfolio based on the respective UPB and respective market values of underlying properties as of March 31, 2015 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	56	$8,359	$7,103	177.5%
Alaska	3	672	1,011	68.8%
Arizona	124	35,523	32,751	120.6%
Arkansas	49	3,883	4,572	107.2%
California	1108	533,355	571,934	105.8%
Colorado	49	12,939	13,940	101.4%
Connecticut	134	41,203	36,826	141.5%
Delaware	57	10,901	9,626	132.7%
Dist. of Columbia	66	17,358	20,857	107.1%
Florida	1977	482,614	400,789	141.5%
Georgia	248	45,660	40,991	133.1%
Hawaii	53	27,836	28,591	104.5%
Idaho	31	7,420	6,790	133.3%
Illinois	318	79,353	63,784	185.9%
Indiana	241	30,447	27,761	122.4%
Iowa	24	2,030	2,178	102.8%
Kansas	24	2,584	3,004	105.6%
Kentucky	47	5,722	5,221	120.3%
Louisiana	38	6,491	6,846	111.6%
Maine	37	6,915	6,877	110.3%
Maryland	581	155,135	127,474	142.9%
Massachusetts	271	74,420	74,619	115.8%
Michigan	79	12,646	12,639	164.5%
Minnesota	38	8,015	8,173	122.1%
Mississippi	25	2,897	2,845	114.2%
Missouri	71	6,817	5,868	171.3%

Montana	2	461	560	84.3%
Nebraska	4	465	440	105.9%
Nevada	230	73,018	56,329	143.4%
New Hampshire	11	3,013	3,200	100.8%
New Jersey	1062	318,192	250,343	157.5%
New Mexico	123	17,473	17,040	112.6%
New York	720	248,166	254,231	113.9%
North Carolina	215	28,655	27,136	119.2%
North Dakota	1	123	140	87.9%
Ohio	113	16,575	14,475	282.2%
Oklahoma	32	4,136	4,214	122.6%
Oregon	103	30,424	28,364	116.5%
Pennsylvania	256	46,795	39,820	143.0%
Puerto Rico	2	218	285	77.2%
Rhode Island	49	11,290	6,377	230.1%
South Carolina	189	33,746	31,193	119.2%
South Dakota	3	395	325	132.0%
Tennessee	75	11,062	10,971	121.2%
Texas	422	48,992	68,197	83.3%
Utah	52	11,463	11,989	101.9%
Vermont	9	1,451	1,383	128.9%
Virginia	136	44,543	42,928	118.6%
Washington	466	126,931	122,573	115.6%
West Virginia	8	1,009	838	128.0%
Wisconsin	57	8,331	6,587	154.3%
Total mortgage loans	10,089	$2,708,122	$2,523,008	130.3%
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

In evaluating our operating performance and managing our business under the Original AMA, we consider the incentive management fees and, if any, reimbursement of expenses paid to us by Residential under our AMA as well as our stand-alone operating expenses. We maintain our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations which are reconciled to U.S. GAAP.

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business. This information should be considered in addition to, and not as a substitute for our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended March 31, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$1,400	$—	$—	$—	$1,400
Net unrealized gain on mortgage loans	61,134	—	—	—	61,134
Net realized gain on mortgage loans	15,382	—	—	—	15,382
Net realized gain on re-performing mortgage loans	151	—	—	—	151
Net realized gain on real estate	10,608	—	—	—	10,608
Interest income	240	160	—	(160)	240
Incentive management fee	—	—	14,900	(14,900)	—
Expense reimbursements	—	—	960	(960)	—
Total revenues	88,915	160	15,860	(16,020)	88,915
Expenses:
Residential property operating expenses	12,459	—	—	—	12,459
Real estate depreciation and amortization	998	—	—	—	998
Real estate selling costs and impairment	14,691	—	—	—	14,691
Mortgage loan servicing costs	18,266	—	—	—	18,266
Interest expense	11,643	—	—	(160)	11,483
General and administrative	4,379	75	6,336	—	10,790
Related party general and administrative	16,052	210	2,371	(17,860)	773
Total expenses	78,488	285	8,707	(18,020)	69,460
Other income	2,000	—	—	(2,000)	—
Income before income taxes	12,427	(125)	7,153	—	19,455
Income tax expense	3	—	140	—	143
Net income	12,424	(125)	7,013	—	19,312
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(12,424)	(12,424)
Net income attributable to common stockholders	$12,424	$(125)	$7,013	$(12,424)	$6,888

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended March 31, 2014
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$69	$—	$—	$—	$69
Net unrealized gain on mortgage loans	65,130	—	—	—	65,130
Net realized gain on mortgage loans	9,321	—	—	—	9,321
Interest income	108	—	—	—	108
Incentive management fee	—	—	10,911	(10,911)	—
Expense reimbursements	—	—	1,780	(1,780)	—
Total revenues	74,628	—	12,691	(12,691)	74,628
Expenses:
Residential property operating expenses	1,050	—	—	—	1,050
Real estate depreciation and amortization	48	—	—	—	48
Real estate selling costs and impairment	354	—	—	—	354
Mortgage loan servicing costs	11,437	—	—	—	11,437
Interest expense	5,708	—	—	—	5,708
General and administrative	1,038	30	4,533	—	5,601
Related party general and administrative	12,632	311	671	(12,691)	923
Total expenses	32,267	341	5,204	(12,691)	25,121
Income before income taxes	42,361	(341)	7,487	—	49,507
Income tax expense	448	—	318	—	766
Net income (loss)	41,913	(341)	7,169	—	48,741
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(41,913)	(41,913)
Net income (loss) attributable to common stockholders	$41,913	$(341)	$7,169	$(41,913)	$6,828

Altisource Asset Management Corporation
Consolidating Balance Sheet
March 31, 2015
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate held for use:
Land	$21,267	$—	$—	$—	$21,267
Rental residential properties, net	86,206	—	—	—	86,206
Real estate owned	456,479	—	—	—	456,479
Total real estate held for use, net	563,952	—	—	—	563,952
Real estate assets held for sale	150,807	—	—	—	150,807
Mortgage loans	1,853,495	—	—	—	1,853,495
Mortgage loans held for sale	12,485	—	—	—	12,485
Cash and cash equivalents	53,246	5,103	40,037	—	98,386
Restricted cash	14,766	—	—	—	14,766
Accounts receivable	10,398	324	1	(324)	10,399
Related party receivables	24,530	14,991	44,759	(61,750)	22,530
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	5,384	—	—	—	5,384
Prepaid expenses and other assets	672	26	1,554	9	2,261
Total assets	$2,707,735	$20,444	$88,351	$(82,065)	$2,734,465
Liabilities:
Repurchase agreements	$929,287	$—	$—	$—	$929,287
Other secured borrowings	379,840	—	—	(14,991)	364,849
Accounts payable and accrued liabilities	42,686	1,594	4,358	(324)	48,314
Related party payables	52,541	1,151	2,159	(46,759)	9,092
Total liabilities	1,404,354	2,745	6,517	(62,074)	1,351,542
Commitments and contingencies
Preferred stock	—	—	248,979	—	248,979
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,175	20,000	15,048	(1,247,175)	15,048
Retained earnings/(accumulated deficit)	75,634	(2,301)	63,301	(75,625)	61,009
Treasury stock	—	—	(245,519)	—	(245,519)
Total stockholders' equity	1,303,381	17,699	(167,145)	(1,323,372)	(169,437)
Noncontrolling interest in consolidated affiliate	—	—	—	1,303,381	1,303,381
Total equity	1,303,381	17,699	(167,145)	(19,991)	1,133,944
Total liabilities and equity	$2,707,735	$20,444	$88,351	$(82,065)	$2,734,465

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$14,424	$—	$—	$—	$14,424
Rental residential properties, net	60,908	—	—	—	60,908
Real estate owned	457,045	—	—	—	457,045
Total real estate held for use, net	532,377	—	—	—	532,377
Real estate assets held for sale	92,230	—	—	—	92,230
Mortgage loans	1,959,044	—	—	—	1,959,044
Mortgage loans held for sale	12,535				12,535
Cash and cash equivalents	66,166	6,026	44,590	—	116,782
Restricted cash	13,282	—	—	—	13,282
Accounts receivable	10,313	919	1	(165)	11,068
Related party receivables	17,491	14,991	28,512	(43,503)	17,491
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	4,251	—	—	—	4,251
Prepaid expenses and other assets	373	3	1,262	—	1,638
Total assets	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698
Liabilities:
Repurchase agreement	$1,015,000	$—	$—	$—	$1,015,000
Other secured borrowings	339,082			(15,000)	324,082
Accounts payable and accrued liabilities	11,678	3,173	2,040	(165)	16,726
Related party payables	33,391	941	349	(28,512)	6,169
Total liabilities	1,399,151	4,114	2,389	(43,677)	1,361,977
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	248,927	—	248,927
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,091	20,000	14,152	(1,247,091)	14,152
Retained earnings (accumulated deficit)	99,248	(2,175)	56,340	(99,239)	54,174
Treasury stock	—	—	(245,468)	—	(245,468)
Total stockholders' equity	1,326,911	17,825	(174,951)	(1,346,902)	(177,117)
Noncontrolling interest in consolidated affiliate	—	—	—	1,326,911	1,326,911
Total equity	1,326,911	17,825	(174,951)	(19,991)	1,149,794
Total liabilities and equity	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698

Primary driver of our stand-alone operating results

As described above under “— Factors affecting our consolidated results,” our incentive management fees have been directly linked to the results of Residential which we expect will be affected by various factors including, but not limited to, the number and performance of Residential's mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we have been successful in managing these factors for Residential has affected our ability to generate incentive management fees under the Original AMA, which has been our sole source of income other than the reimbursement of our expenses pursuant to the Original AMA. Under the Original AMA, as Residential generated taxable income, our incentive management fees provided us with a share of Residential's cash available for distribution to its stockholders. If there was a decline in the cash distributable by Residential to its stockholders in any period, or if Residential was unable to make distributions to its stockholders in any period, under the Original AMA, the amount of our incentive management fees would have been adversely affected.

Under the new AMA, which is effective commencing in the second quarter of 2015, we have a new fee structure in which we receive (a) the quarterly base management fee, (b) the quarterly incentive fee and (c) the quarterly conversion fee for properties leased during the quarter. Although the quarterly incentive fee is earned only if Residential exceeds a 7% return on invested capital and the conversion fee is affected by the number of properties we rent for the first time in a given quarter, the base management fee provides us with quarterly minimum revenues that re meant to cover our employment and other overhead costs and expenses. Our performance in each particular period, however, will be affected by our ability to manage Residential’s business and rental portfolio effectively. If there are declines in Residential’s performance in either return on invested capital or in growing Residential’s rental portfolio, our fees in each such period would be adversely affected.

Results of operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2015 and 2014. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three months ended March 31, 2015 versus three months ended March 31, 2014

Rental revenues

Residential's rental revenues increased to $1.4 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. The number of leased properties increased to 587 at March 31, 2015 from 35 at March 31, 2014. Residential also had an additional 151 properties listed for rent at March 31, 2015. We expect Residential to generate increasing rental revenues as it continues to renovate, list and rent additional residential rental properties. Residential's rental revenues will depend primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be two or fewer years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets, its ability to manage maintenance and repair costs and its renters’ desire to remain in its properties.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans decreased to $61.1 million for the three months ended March 31, 2015 from $65.1 million for the three months ended March 31, 2014. This decrease was primarily related to lower unrealized gains on loans converted to REO status and friction cost due to Residential’s servicing transfers during the quarter. The net unrealized gains for the three months ended March 31, 2015 and 2014 can be broken down into the following two components:

•
First, Residential recognized unrealized gains driven by a material change in loan status of $18.4 million for the three months ended March 31, 2015 compared to $23.6 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, Residential converted 724 mortgage loans to REO status compared to 636 mortgage loans converted to REO status during the three months ended March 31, 2014. Upon conversion of these mortgage loans to REO, Residential marked these properties to the most recent market value, less estimated selling costs in the case of REO held for sale; and

•
Second, Residential recognized $42.7 million in unrealized gains for the three months ended March 31, 2015 from the net increase in the fair value of loans during the period compared to $41.6 million in unrealized gains during the three months ended March 31, 2014. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through Residential's resolution of non-performing loans, its Existing Portfolio has decreased from 10,963 loans at December 31, 2014 to 10,089 loans at March 31, 2015. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gains on mortgage loans increased to $15.4 million for the three months ended March 31, 2015 from $9.3 million for the three months ended March 31, 2014. Residential disposed of 150 mortgage loans in the three months ended March 31, 2015 and 116 mortgage loans in the three months ended March 31, 2014, primarily from short sales and foreclosure sales.

Net realized gain on real estate

Net realized gains on real estate were $10.6 million for the three months ended March 31, 2015, during which Residential disposed of 254 residential properties. Residential disposed of two residential properties during the three months ended March 31, 2014. There were no significant gains or losses on the dispositions in 2014.

Interest income

Interest income increased to $0.2 million for the three months ended March 31, 2015 as Residential accreted $0.2 million into interest income with respect to the re-performing loans acquired in June 2014. Interest income was $0.1 million for the three months ended March 31, 2014.

Residential property operating expenses

Residential incurred $12.5 million of residential property operating expenses for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014 with 4,430 REO properties and 587 leased properties at March 31, 2015 compared to 896 REO properties and 35 leased properties at March 31, 2014. Residential expects to incur increasing residential property operating expenses as it converts more mortgage loans to, and owns more residential properties. Residential's residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, and repair and maintenance expenditures. Residential's residential property operating expenses for properties held while it is evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, and landscaping.

Real estate depreciation and amortization

Residential incurred $1.0 million of real estate depreciation and amortization for the three months ended March 31, 2015 compared to a nominal amount of real estate depreciation and amortization for the three months ended March 31, 2014. We expect Residential to incur increasing real estate depreciation and amortization as it converts more mortgage loans to, and owns more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Real estate selling costs and impairment

Real estate selling costs of REO held for sale were $10.6 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2014. Residential also recognized $4.1 million REO valuation impairment for the three months ended March 31, 2015. There was no impairment recognized for the three months ended March 31, 2014. Residential records residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

Residential incurred $18.3 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three months ended March 31, 2015 compared to $11.4 million for the three months ended March 31, 2014. Residential incurs mortgage loan servicing and foreclosure costs as its mortgage loan servicers provide servicing for its loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Residential's loan servicing costs could be higher in a given period if the number of mortgage loans in Residential's portfolio increases.

Interest expense

Residential incurred $11.5 million of interest expense for the three months ended March 31, 2015 related to borrowings under its repurchase agreements (including amortization of deferred financing costs) compared to $5.7 million for the three months ended March 31, 2014. The interest rate under Residential's repurchase agreements is subject to change based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause Residential's contractual interest expense to increase. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $10.8 million for the three months ended March 31, 2015 from $5.6 million for the three months ended March 31, 2014, primarily due to increased litigation-based expenses and higher professional fees. The effect of these increases was partially offset by a decrease in compensation costs resulting from a non-employee restricted stock award accounted for at fair value and lower acquisition costs..

Related party general and administrative expenses

Residential and we incurred $0.8 million of related party general and administrative expenses for the three months ended March 31, 2015 compared to $0.9 million for the three months ended March 31, 2014. Related party general and administrative expenses primarily consist of salaries and benefits attributable to services provided on behalf of our business, professional fees and due diligence costs related to the acquisition of loan portfolios.

Net income attributable to noncontrolling interest in consolidated affiliate

For the three months ended March 31, 2015 and 2014, we recognized $12.4 million and $41.9 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income because although we consolidate Residential, we have no ownership in Residential.

Incentive management fees and expense reimbursements

We recorded management incentive fees of $14.9 million for the three months ended March 31, 2015. These management incentive fees were calculated by taking an average of the amounts that would have been payable under the Original AMA and the amounts that would have been payable under the new AMA had it been in place during the first quarter. The agreed upon amount of such average was $15.7 million, of which we classified $0.8 million as expense reimbursement and the $14.9 million as incentive management fees.. For the three months ended March 31, 2014, we recorded management incentive fees of $10.9 million and an expense reimbursement of $1.5 million. The incentive management fees and expense reimbursements have been eliminated under U.S. GAAP in consolidation. We recorded $0.2 million and $0.3 million of expense reimbursements from NewSource that also have been eliminated in consolidation for the three months ended March 31, 2015 and 2014, respectively. Historically, we have not been reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. Under the new AMA there are no general expense reimbursements. In addition to the fees described above, under the new AMA, we recorded a one-time $2.0 million fee in connection with the negotiation of the new AMA and the termination of the Original AMA that is also eliminated in consolidated for the three months ended March 31, 2015.

Liquidity and capital resources

As of March 31, 2015, we had stand-alone cash and cash equivalents of $40.0 million compared to $44.6 million as of December 31, 2014. We believe this cash is sufficient to fund our operations since we are generating incentive management fees as a result of Residential paying cash dividends to its stockholders. Our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of March 31, 2015 was $98.4 million, of which approximately $53.2 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements) and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of March 31, 2015 also include $5.1 million attributable to NewSource, representing cash invested by Residential and us into NewSource in October 2013.

Residential was initially funded with $100.0 million on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under its repurchase agreements and securitization financings, interest payments it receives from its portfolio of assets, cash generated from loan liquidations and cash generated from its rental portfolio. We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. Based on Residential’s current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the new AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

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

Repurchase Facilities

Residential also entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. Following the amendments described below, the maximum aggregate funding available to Residential under these repurchase agreements as of March 31, 2015 was $970.5 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2015, an aggregate of $929.3 million was outstanding under Residential's repurchase agreements. All obligations of Residential’s subsidiaries under the repurchase agreements are fully guaranteed by Residential.

Each of Residential's repurchase agreements is described below:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013 (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, Residential entered into an amended and restated repurchase agreement with CS that increased the aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in April 2015, Residential will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of March 2015. Therefore, Residential's aggregate funding capacity under the DB repurchase agreement was reduced to $219.7 million in April 2015, which was the amount outstanding under the facility at the time.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of Residential's non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016 without any additional funding, thereby reducing Residential's aggregate funding capacity under the Wells repurchase agreement to $525.8 million which was the amount outstanding under the facility on the extension date. Residential is in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that Residential will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event Residential cannot extend the agreement with an ability to obtain additional funding, the advance rate will be reduced by 10% after the first 90 days of the extension term and Residential will not be entitled to draw additional funds under the facility.

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

The following table sets forth data with respect to Residential's repurchase agreements as of and for the three months ended March 31, 2015, March 31, 2014 and December 31, 2014 ($ in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014	Three months ended December 31, 2013
Balance at end of period	$929,287	$699,950	$1,015,000
Maximum month-end balance outstanding during the period	997,161	703,147	1,112,883
Weighted average quarterly balance	970,513	666,132	1,055,776

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

The decrease in amounts outstanding under Residential's repurchase agreements from December 31, 2014 to March 31, 2015 relate in part to amounts paid down with the proceeds from the sale of the Class A Notes. Residential's overall advance rate under the repurchase agreements declined from 55.8% at December 31, 2014 to 52.3% at March 31, 2015 due to the normal attrition of amounts outstanding under the CS Repurchase Agreement that are collateralized with secured notes issued and retained by Residential in connection with securitizations completed in 2014. Residential does not collateralize any of its repurchase facilities with cash.

Loan and Security Agreement

On April 10, 2015, Residential entered into Loan Agreement with Nomura. The purpose of the Loan Agreement is to finance Residential's beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guaranty made by Residential in favor of Nomura. The Loan Agreement terminates on April 8, 2016. Under the terms of the Loan Agreement, subject to certain conditions, Nomura may advance funds to Residential from time to time, with such advances collateralized by REO properties. The maximum aggregate advance for the REO properties under the Loan Agreement is $100.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

The advances paid by Nomura under the Loan Agreement with respect to the REO properties from time to time will be based on a percentage of the market value of the applicable REO properties. Under the terms of the Loan Agreement, Residential is required to pay to Nomura interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the Loan Agreement.

The Loan Agreement requires Residential to maintain various financial and other covenants, including a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Loan Agreement and the liquidation by Nomura of the REO properties then subject to the Loan Agreement

Securitizations

On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) and $234.0 million in Class M Notes (the “Class M Notes”). Residential initially retained $95.8 million of the Class A Notes and all of the Class M Notes in its taxable REIT subsidiary (“TRS”). In February 9, 2015, Residential sold $50.7 million of the retained Class A Notes to an unrelated third party. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $332.5 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “Class A Notes”) and $32.0 million in Class M Notes (the “Class M Notes”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of March 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $213.8 million.

As described above in “-Repurchase Agreements”, Residential used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource, an entity in which Residential owns 100% of the outstanding preferred stock and in which we own 100% of the outstanding common stock, for a purchase price of
$15.0 million. The master repurchase agreement initially required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on June 25, 2015.

Treasury shares

At March 31, 2015, a total of $240.6 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  We have an aggregate of $59.4 million remaining for repurchases under our Board-approved repurchase plan.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014	Change
Net cash used in operating activities	$(47,901)	$(19,530)	$(28,371)
Net cash provided by (used in) investing activities	80,718	(582,881)	663,599
Net cash (used in) provided by financing activities	(51,213)	742,877	(794,090)
Total cash flows	$(18,396)	$140,466	$(158,862)

The change in net cash used in operating activities for the three months ended March 31, 2015 and 2014 by Residential and us consisted primarily of gains on mortgage loans and real estate offset by related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

The change in net cash used in investing activities for the three months ended March 31, 2015 and 2014 consisted primarily of Residential's investments in non-performing loan portfolios, offset by proceeds from the disposition of loans and real estate. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, the cash used in investing activities may exceed cash provided by investing activities.

The change in net cash provided by financing activities for the three months ended March 31, 2015 included Residential's net repayment of borrowings under repurchase agreements and other secured borrowings and payment of dividends. The change in net cash provided by financing activities for the three months ended March 31, 2014 included net proceeds of $248.9 million from the issuance of our preferred stock and payments for share repurchases of $44.4 million under our share repurchase program. In addition, the change in net cash provided by financing activities for the three months ended March 31, 2014 included Residential's net proceeds from the issuance of common stock, net borrowings under repurchase agreements and payment of dividends. Net cash related to financing activities will generally consist of Residential's incurrence debt, repayment of debt previously incurred, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of March 31, 2015.

Recent accounting pronouncements

See Item 1 - Financial statements (unaudited) - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

Critical accounting judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. For additional details on our critical accounting judgments, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our annual report on Form 10-K for the year ended December 31, 2014,

Item 3. Quantitative and qualitative disclosures about market risk

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

Residential currently borrows funds at variable rates using secured financings. At March 31, 2015, Residential had $0.9 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $0.9 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $9.3 million, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

There have been no material new developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, except as follows:

The Police Retirement System of Saint Louis v. Erbey, et al. On April 2, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Memorandum of Understanding (“MOU”) reflecting an agreement in principle to settle the action with the settlement consideration being the new AMA. The MOU contemplates the negotiation and execution of a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the settlement is finally approved by the court, it will resolve and release all claims in the action that were, or could have been brought by or on behalf of Residential challenging any aspect of the Original AMA and the negotiation of, the terms and provisions of, or the approval of the new AMA. In addition, in connection with the settlement, the parties agreed that plaintiff’s counsel will apply to the court for an award of fees and expenses. There can be no assurances that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement.

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On March 17, 2015, four plaintiffs filed motions to be appointed as Lead Plaintiff, and these motions are currently before the Court. AAMC’s time to answer or otherwise plead has been extended until after a Lead Plaintiff is appointed.
Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey et al., SX-15-CV-105.  The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Residential and AAMC. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.
Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2014. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At March 31, 2015, we have remaining approximately $59.4 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  There were no shares repurchased during the quarter ending March 31, 2015.

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

Altisource Asset Management Corporation
Date:	May 7, 2015	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer