Form 10-Q
period 2015-09-30
Altisource Asset Management Corp
filed 2015-11-09
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 30, 2015, 2,213,222 shares of our common stock were outstanding (excluding 302,475 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2015

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain Residential as a client;

•	our ability to attract and/or obtain new asset management clients;

•	our ability to retain and maintain our strategic relationships with key vendors;

•	the ability of Residential to pay acceptable dividends to its stockholders under our management;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	the failure of Altisource to effectively perform its obligations under their agreements with us and Residential;

•	the failure of Residential’s mortgage loan servicers to effectively perform their services to Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 30, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Real estate held for use:
Land (from consolidated VIE)	$49,518	$14,424
Rental residential properties (net of accumulated depreciation of $5,048 and $1,062, respectively - from consolidated VIE)	200,136	60,908
Real estate owned (from consolidated VIE)	567,228	457,045
Total real estate held for use, net	816,882	532,377
Real estate assets held for sale (from consolidated VIE)	133,154	92,230
Mortgage loans at fair value (from consolidated VIE)	1,380,575	1,959,044
Mortgage loans held for sale (from consolidated VIE)	254,835	12,535
Cash and cash equivalents (including from consolidated VIE $83,881 and $66,166, respectively)	152,634	116,782
Restricted cash (from consolidated VIE)	25,511	13,282
Accounts receivable (including from consolidated VIE $35,507 and $10,313, respectively)	35,514	11,068
Related party receivables (from consolidated VIE)	—	17,491
Deferred leasing and financing costs, net (from consolidated VIE)	9,806	4,251
Prepaid expenses and other assets (including from consolidated VIE $395 and $373, respectively)	1,790	1,638
Total assets	$2,810,701	$2,760,698
Liabilities:
Repurchase and loan and security agreements (from consolidated VIE)	$929,478	$1,015,000
Other secured borrowings (from consolidated VIE)	513,049	324,082
Accounts payable and accrued liabilities (including from consolidated VIE $63,871 and $11,678, respectively)	68,585	16,726
Related party payables (including from consolidated VIE $0 and $4,879, respectively)	—	6,169
Total liabilities	1,511,112	1,361,977
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014; redemption value $250,000	249,082	248,927
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,515,697 and 2,213,222 shares issued and outstanding, respectively, as of September 30, 2015 and 2,452,101 and 2,188,136 shares issued and outstanding, respectively, as of December 31, 2014	25	25
Additional paid-in capital	20,977	14,152
Retained earnings	59,670	54,174
Treasury stock, at cost, 302,475 shares as of September 30, 2015 and 263,965 shares as of December 31, 2014	(252,072)	(245,468)
Total stockholders' equity (deficit)	(171,400)	(177,117)
Noncontrolling interest in consolidated affiliate	1,221,907	1,326,911
Total equity	1,050,507	1,149,794
Total liabilities and equity	$2,810,701	$2,760,698

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Revenues:
Rental revenues	$4,021	$469	$7,561	$719
Net unrealized gain on mortgage loans	27,499	88,726	130,842	258,898
Net realized gain on mortgage loans	12,874	13,727	47,528	33,867
Net realized gain on mortgage loans held for sale	100	302	505	302
Net realized gain on real estate	13,914	3,310	36,926	4,544
Interest income	115	2,568	595	2,757
Total revenues	58,523	109,102	223,957	301,087
Expenses:
Residential property operating expenses	16,574	9,247	45,890	13,550
Real estate depreciation and amortization	2,050	313	4,392	464
Real estate and mortgage loan selling costs and impairment	10,705	5,542	34,235	8,775
Mortgage loan servicing costs	13,477	21,226	47,989	49,588
Interest expense	14,194	11,699	38,914	24,352
General and administrative	8,935	5,435	26,465	15,578
Related party general and administrative	—	999	—	4,597
Total expenses	65,935	54,461	197,885	116,904
Other income	—	1,586	—	2,372
(Loss) income before income taxes	(7,412)	56,227	26,072	186,555
Income tax (benefit) expense	(97)	853	240	1,428
Net (loss) income	(7,315)	55,374	25,832	185,127
Net loss (income) attributable to noncontrolling interest in consolidated affiliate	5,335	(37,676)	(20,181)	(147,371)
Net (loss) income attributable to common stockholders	$(1,980)	$17,698	$5,651	$37,756

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.92)	$7.91	$2.49	$16.51
Weighted average common stock outstanding – basic	2,208,658	2,238,225	2,210,448	2,286,451
(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.92)	$6.25	$2.07	$13.23
Weighted average common stock outstanding – diluted	2,208,658	2,831,617	2,733,747	2,853,751

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity

December 31, 2014	2,452,101	$25	$14,152	$54,174	$(245,468)	$1,326,911	$1,149,794
Issuance of common stock, including option exercises	63,596	—	20	—	—	—	20
Treasury shares repurchased	—	—	—	—	(6,604)	—	(6,604)
Capital contribution from noncontrolling interest	—	—	—	—	—	103	103
Distribution from noncontrolling interest	—	—	—	—	—	(98,123)	(98,123)
Repurchase of noncontrolling interest in subsidiaries by affiliate	—	—	—	—	—	(19,983)	(19,983)
Acquisition of noncontrolling interest in subsidiaries	—	—	2,314	—	—	(7,321)	(5,007)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	(155)
Share-based compensation, net of tax	—	—	4,491	—	—	139	4,630
Net income	—	—	—	5,651	—	20,181	25,832
September 30, 2015	2,515,697	$25	$20,977	$59,670	$(252,072)	$1,221,907	$1,050,507

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity

December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$785,427	$792,967
Issuance of common stock, including option exercises	96,066	1	44	—	—	—	45
Treasury shares repurchased	—	—	—	—	(236,751)	—	(236,751)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,416	468,416
Distribution from noncontrolling interest	—	—	—	—	—	(84,570)	(84,570)
Amortization of preferred stock issuance costs	—	—	—	(114)	—	—	(114)
Share-based compensation	—	—	4,347	—	—	170	4,517
Net income	—	—	—	37,756	—	147,371	185,127
September 30, 2014	2,450,840	$25	$17,246	$32,303	$(236,751)	$1,316,814	$1,129,637

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Operating activities:
Net income	$25,832	$185,127
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(130,842)	(258,898)
Net realized gain on mortgage loans	(47,528)	(33,867)
Net realized gain on sale of mortgage loans held for sale	(505)	(302)
Net realized gain on sale of real estate	(36,926)	(4,544)
Real estate depreciation and amortization	4,392	464
Real estate and mortgage loan selling costs and impairment	34,235	8,775
Accretion of interest on re-performing mortgage loans	(581)	(2,475)
Share-based compensation	4,461	4,517
Amortization of deferred financing costs	4,271	2,127
Loss on retirement of leasehold improvements	212	—
Changes in operating assets and liabilities:
Accounts receivable	(998)	(1,137)
Related party receivables	—	6,421
Prepaid expenses and other assets	(355)	(6,315)
Deferred leasing costs	(1,287)	—
Accounts payable and accrued liabilities	15,071	1,786
Related party payables	—	4,024
Net cash used in operating activities	(130,548)	(94,297)
Investing activities:
Investment in mortgage loans	—	(1,241,083)
Investment in real estate	(111,423)	(27,463)
Investment in renovations	(15,936)	(5,957)
Investment in subsidiary	(5,007)	—
Real estate tax advances	(18,438)	(20,244)
Mortgage loan dispositions	190,146	122,023
Mortgage loan payments	19,268	14,903
Disposition of real estate	119,368	11,771
Change in restricted cash	(12,229)	(6,155)
Net cash provided by (used in) investing activities	165,749	(1,152,205)
Financing activities:
Proceeds from issuance of preferred stock	—	250,000
Cost of issuance of preferred stock	—	(1,125)
Issuance of common stock, including stock option exercises	584	12,186
Repurchase of common stock	(6,604)	(236,751)
Payment of tax withholdings on exercise of stock options	(564)	(12,141)
Capital contribution from noncontrolling interest	103	468,416
Distribution to noncontrolling interest	(67,506)	(84,570)
Repurchase of noncontrolling interest in subsidiaries by affiliate	(19,983)	—
Proceeds from issuance of other secured debt	221,691	150,000
Repayments of secured notes	(32,298)	—
Proceeds from repurchase agreement	285,967	952,264
Repayments of repurchase agreement	(371,489)	(296,317)
Payment of deferred financing costs	(9,250)	(3,636)
Net cash (used in) provided by financing activities	651	1,198,326

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net increase in cash and cash equivalents	35,852	(48,176)
Cash and cash equivalents as of beginning of the period	116,782	140,000
Cash and cash equivalents as of end of the period	$152,634	$91,824

Supplemental disclosure of cash flow information
Cash paid for interest	$34,152	$20,212
Transfer of mortgage loans to real estate owned	367,653	410,913
Transfer of mortgage loans at fair value to mortgage loans held for sale	250,346	—
Transfer of real estate owned to mortgage loans	8,275	5,367
Change in accrued capital expenditures	164	7,712
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	2,550	13,081
Changes in receivables from real estate owned dispositions	1,949	3,097

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012, which we refer to as “inception.” Subsequent to our separation from Altisource Portfolio Solutions S.A. ("Altisource") on December 21, 2012, we immediately commenced operations. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. Our primary business is to provide asset management and certain corporate governance services to Altisource Residential Corporation, which we refer to as “Residential.” Residential is a Maryland corporation that acquires and manages quality, affordable single-family rental properties throughout the United States.

Residential is currently our primary source of revenue and will drive our results. On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) with an effective date of April 1, 2015. Our previous asset management agreement with Residential (the “Original AMA”) had a different incentive fee structure, which we refer to as our “incentive management fees,” that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter, our operating results are highly dependent on Residential's operating results. For additional details on the New AMA, please see “Note 7. Related Party Transactions.”

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

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to noncontrolling interests. Historically, amounts recognized as noncontrolling interest in our consolidated financial statements were equivalent to Residential's net income and equity because we had no ownership interest in Residential. In the third quarter of 2015, we acquired 324,465, or approximately 0.58%, of Residential's outstanding shares. Subsequent to our acquisition of these shares, the noncontrolling interest in consolidated affiliate represents the remaining 99.42% ownership interest held by non-affiliated shareholders of Residential's common stock.

Additionally, we provide management services to NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. In October 2013, we invested $2.0 million in 100% of the common stock of NewSource, and Residential invested $18.0 million in the non-voting preferred stock of NewSource. In September 2015, we contributed an additional $5.0 million to NewSource. In September 2015, Residential's taxable REIT subsidiary (“TRS”) repurchased the $15.0 million of ARLP 2014-1 Class M notes held by NewSource under a master repurchase agreement. These proceeds, along with existing cash balances, were used by NewSource to repurchase, at par value, the $18.0 million preferred stock held by Residential on September 14, 2015. In connection with the repurchase of its preferred stock, NewSource also paid to Residential the accrued but unpaid dividend on the preferred stock from January 1, 2015 through September 10, 2015, or $1.5 million.

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

Since Residential commenced operations, it has financed its business through a combination of equity offerings and repurchase agreements, warehouse lines and securitizations. Since inception, it has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. Residential also entered into three separate repurchase agreements to finance its acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, Residential also entered into a loan and security agreement (the “Nomura loan agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”). The purpose of the Nomura loan agreement is to finance Residential's beneficial ownership of REO properties. The maximum aggregate funding available to Residential under the repurchase agreements and the Nomura loan agreement as of September 30, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2015, an aggregate of $929.5 million was outstanding under Residential's repurchase agreements and the Nomura loan agreement. All obligations of Residential’s subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by Residential.

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after March 2015, Residential is not eligible for additional funding under the facility, thereby reducing Residential's aggregate funding capacity under the DB repurchase agreement to $91.2 million, which was the amount outstanding under the facility on September 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of Residential's non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016 without any additional funding than the $536.0 million that was outstanding at the time of the extension. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

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

Since September 2014, Residential has also completed three securitization transactions, each of which is summarized below:

•
On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and Residential does not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

•
On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “ARLP 2014-2 Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “ARLP 2014-2 Class M Notes”). Residential initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, Residential sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and Residential does not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

•
On June 29, 2015, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 ("ARLP 2015-1") issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). Residential retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 and not by any of Residential's other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and Residential does not guarantee any of the obligations of ARLP 205-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

Residential retained all of the ARLP 2014-1 Class M Notes issued by ARLP 2014-1 in its taxable REIT subsidiary (“TRS”). On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

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

Residential properties

Purchases of real estate properties are evaluated by Residential to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, Residential capitalizes pre-acquisition costs to the extent such costs would have been capitalized had Residential owned the asset when the cost was incurred and capitalizes closing and other direct acquisition costs. Residential then allocates the total cost of the property, including the acquisition costs, between land, building and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that qualify as business combinations, Residential expenses the acquisition costs in the period in which the costs were incurred and allocates the cost of the property among land, building and any identified intangible assets and liabilities. Lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property net of any above or below-market lease concessions, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Upon the acquisition of real estate through the completion of foreclosure, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion(“BPO”), a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. Residential engages third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for its ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. Residential has established validation procedures to confirm the values it receives from third party vendors are consistent with its observations of market values.

These validation procedures include establishing thresholds to identify changes in value that require further analysis. Residential’s current policies require that it updates the fair value estimate of each financed REO property at least every 180 days by obtaining a new BPO, which is subject to the review processes of its third party vendors. We generally perform further analysis for Residential when the value of the property per the new BPO varies from the old BPO by 25%, or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in Residential’s valuation process. As part of this evaluation, Residential’s third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide Residential with a new property value reflecting the analysis they performed or confirm the BPO value received by Residential, in which case Residential uses the new property value or the validated BPO, respectively, for its fair value estimate of the property.

After an evaluation period, Residential may perform property renovations to those properties that meet its rental investment criteria in order to optimize its rental proceeds. In some instances, Residential may also perform renovations on REO properties that do not meet its rental investment criteria in order to optimize sale proceeds. Such expenditures are part of Residential's initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, residential rental properties, including any renovations that improve or extend the life of the asset, are accounted for at cost. REO properties that do not meet Residential's rental investment criteria and that are held for sale are accounted for at the lower of the carrying value or estimated fair value less cost to sell. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three years to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of Residential's operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one year to two years.

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

Treasury stock

We account for repurchased common stock under the cost method and include such treasury stock as a component of total shareholders’ equity. We have repurchased shares of our common stock (i) under our Board approval to repurchase up to $300.0 million in shares of our common stock and (ii) upon our withholding of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of our restricted stock. We have an aggregate of $53.6 million remaining for repurchases under our Board-approved repurchase plan.

Recently issued accounting standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the impact of adopting these standards to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our consolidated financial statements.

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the nine months ended September 30, 2015, Residential did not acquire any portfolios of residential mortgage loans. During the nine months ended September 30, 2014, Residential acquired an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was approximately $1.1 billion.

During the three and nine months ended September 30, 2015, Residential recognized a nominal amount and $0.4 million, respectively for due diligence costs related to a potential purchase of a portfolio of non-performing loans on which Residential bid but did not ultimately acquired. During the three and nine months ended September 30, 2014, Residential recognized a nominal amount and $2.9 million, respectively, for due diligence costs related to transactions in both general and administrative expense and related party general and administrative expense.

Generally, we expect that Residential's mortgage loan and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO portfolios may be irregularly timed and may involve large portfolios of loans or REO, and the timing and extent of Residential's success in acquiring such assets cannot be predicted. In addition, for any given portfolio of loans that Residential agrees to acquire, it typically acquires fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet Residential's diligence standards. The number of loans or REO excluded from an acquisition typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans or REO that Residential does not acquire could be significant. In any case where Residential does not acquire the full portfolio, appropriate reductions are made to the applicable purchase price.

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

Transfers of non-performing mortgage loans to real estate owned

During the three months ended September 30, 2015 and 2014, Residential transferred a net of 507 and 1,104 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs"), of $90.7 million and $188.2 million respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded an aggregate of $17.0 million and $41.0 million, respectively, in unrealized gains on mortgage loans.

During the nine months ended September 30, 2015 and 2014, Residential transferred a net of 1,918 and 2,634 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $359.4 million and $405.5 million respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded $68.4 million and $93.6 million, respectively, in unrealized gains on mortgage loans. At September 30, 2015, Residential had 5,348 loans with a carrying value of $1.0 billion that were in the foreclosure process compared to 7,841 loans with a carrying value of $1.5 billion at December 31, 2014.

Dispositions of non-performing residential mortgage loans

During the three months ended September 30, 2015 and 2014, Residential disposed of 145 and 165 non-performing mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, Residential recorded $12.9 million and $13.7 million, respectively, of net realized gains on mortgage loans.

During the nine months ended September 30, 2015 and 2014, Residential disposed of 565 and 416 non-performing mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, Residential recorded $47.5 million and $33.9 million, respectively, of net realized gains on mortgage loans.

During the third quarter of 2015, 871 non-performing mortgage loans with a carrying value of $250.3 million were transferred to mortgage loans held for sale in connection with Residential's agreement in principle to sell such non-performing loans to an unrelated third party. Subject to confirmatory due diligence and negotiation of a definitive purchase agreement, Residential expects this disposition to occur in the fourth quarter of 2015. No assurance can be given that we will consummate this sale on a timely basis or at all.

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

Additionally, Residential disposed of 12 re-performing mortgage loans acquired in June 2014 through short sale, refinancing or other liquidation events, and two re-performing mortgage loans acquired in June 2014 were converted into REO properties.

Under ASC 310-30, Residential estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three and nine months ended September 30, 2015, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and nine months ended September 30, 2015, Residential accreted $0.1 million and $0.6 million, respectively, into interest income with respect to these re-performing loans. As of

September 30, 2015, these re-performing loans, having a UPB of $8.3 million and a carrying value of $5.7 million, were held for sale.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	Nine months ended September 30, 2015
	Accretable Yield	Carrying Amount of Loans
Balance at the beginning of the period	$7,640	$12,535
Additions	—	37
Payments and other reductions, net	(3,285)	(7,453)
Accretion	(581)	581
Balance at the end of the period	$3,774	$5,700

3. Real estate assets, net

Acquisitions

On August 18, 2015, Residential completed its acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from certain subsidiaries of Invitation Homes (“Invitation Homes”), for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.6 million based upon the costs Residential would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months.

During the third quarter of 2015, Residential initiated a program to purchase REO properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Residential acquired 10 REO properties under this program in the third quarter of 2015.

During the nine months ended September 30, 2014, Residential acquired 190 REO properties for an aggregate purchase price of $27.5 million. Residential acquired no REO properties during the three months ended September 30, 2014.

Real estate held for use

As of September 30, 2015, Residential had 5,523 REO properties held for use. Of these properties, 2,105 had been leased, 156 were being listed for rent, 255 were in varying stages of renovation and unit turn status. With respect to the remaining 3,007 REO properties, we will make a final determination whether each property meets Residential’s rental profile after (a) applicable state foreclosure redemption periods have expired, (b) the foreclosure sale has been ratified (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination.

As of December 31, 2014, Residential had 3,349 REO properties held for use. Of these properties, 336 had been leased, 197 were being listed for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. As of September 30, 2014, Residential had 2,660 REO properties held for use. Of these properties, 216 had been leased, 90 were being listed for rent and 270 were in various stages of renovation. With respect to the remaining 2,084 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile. If a REO property meets Residential's rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet Residential's rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of September 30, 2015, Residential classified 747 properties having an aggregate carrying value of $133.2 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2014, Residential had 611 REO properties having an aggregate carrying value of $92.2 million held for sale, and as of September 30, 2014, Residential had 324 REO properties having an aggregate carrying value of $41.0 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Residential records residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. As of September 30, 2015 Residential had recognized $11.3 million of impairment on the 747 REO properties having a fair value of $146.6 million. As of December 31, 2014 Residential had recognized $4.9 million of impairment on the 611 REO properties having a fair value of $96.0 million. As of September 30, 2014 Residential had recognized $2.7 million of impairment on the 324 REO properties having a fair value of $44.2 million.

Dispositions

During the three and nine months ended September 30, 2015, Residential sold 357 and 932 REO properties, respectively, through its TRS and recorded $13.9 million and $36.9 million of net realized gains on real estate, respectively. During the three and nine months ended September 30, 2014, Residential sold 78 and 102 REO properties, respectively, through its TRS and recorded $3.3 million and $4.5 million of net realized gains on real estate, respectively.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
September 30, 2015
Recurring basis (assets)
Mortgage loans	$—	$—	$1,380,575
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$146,646
Transfer of real estate owned to mortgage loans	$—	$—	$8,275
Transfer of mortgage loans to real estate owned	$—	$—	$367,653
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$254,835
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan and security agreements at fair value	$—	$929,478	$—
Other secured borrowings	$—	$510,608	$—

December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$336,409	$—

Residential has not transferred any assets from one level to another level during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

The carrying values of Residential's and our cash and cash equivalents, restricted cash, related party receivables, accounts payable, accrued liabilities, related party payables and preferred stock are equal to or approximate fair value. The fair value of mortgage loans is estimated using our proprietary pricing model. The fair value of real estate assets held for sale is estimated using BPOs, estimated sales prices from pending contracts, and discounted cash flow models. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of mortgage loans held for sale is based on the pricing in a pending sale. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan, considering a market participant view. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data. The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Mortgage loans
Beginning balance	$1,716,489	$2,024,028	$1,959,044	$1,207,163
Investment in mortgage loans	—	184,590	—	1,097,601
Net unrealized gain on mortgage loans	27,499	88,726	130,842	258,898
Net realized gain on mortgage loans	12,874	13,727	47,528	33,867
Transfer of mortgage loans to mortgage loans held for sale	(250,346)	—	(250,346)	—
Mortgage loan dispositions and payments	(57,882)	(60,062)	(205,120)	(143,834)
Real estate tax advances to borrowers	6,611	6,397	18,002	19,119
Reclassification of realized gains on real estate sold from unrealized gains	16,026	3,322	40,003	4,237
Transfer of real estate owned to mortgage loans	5,410	719	8,275	5,367
Transfer of mortgage loans to real estate owned	(96,106)	(189,942)	(367,653)	(410,913)
Ending balance at September 30	$1,380,575	$2,071,505	$1,380,575	$2,071,505

Net unrealized gain on mortgage loans held at the end of the period	$13,022	$55,558	$93,874	$164,378

The following table sets forth the fair value of Residential's mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying Value	Unpaid principal balance	Market value of underlying properties(1)
September 30, 2015
Current	808	$134,747	$184,084	$196,088
30	97	15,506	21,999	25,575
60	50	8,340	12,937	12,292
90	1,308	195,160	311,326	287,174
Foreclosure	5,348	1,026,822	1,415,239	1,338,722
Mortgage loans	7,611	$1,380,575	$1,945,585	$1,859,851
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans	10,963	$1,959,044	$2,935,961	$2,693,525
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The following table sets forth the carrying value of Residential's mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties(1)
September 30, 2015
Current	19	$4,152	$5,502	$10,235
30	2	291	384	467
60	2	322	458	418
90	229	70,432	94,907	109,879
Foreclosure	662	179,638	253,970	273,012
Mortgage loans held for sale	914	$254,835	$355,221	$394,011
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of September 30, 2015 and December 31, 2014:

Input	September 30, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0% to 7.5%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.3
Value of underlying properties	$300 - $5,500,000	$3,000 - $5,300,000

5. Borrowings

Repurchase agreements and the Nomura loan agreement

Residential's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans, rental properties and unrented REO properties in its portfolio. On April 10, 2015, Residential entered into the Nomura loan agreement for the purpose of financing its beneficial ownership of REO properties. Residential has effective control of the assets associated with these agreements, and therefore it has concluded these are financing arrangements. As of September 30, 2015, the weighted average annualized interest rate on borrowing under Residential's repurchase agreements and the Nomura loan agreement was 3.39%, excluding amortization of deferred financing costs.

The following table sets forth data with respect to Residential's repurchase agreements and the Nomura loan agreement as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding	Amount of available funding
September 30, 2015
CS repurchase agreement due April 18, 2016	$275,000	$413,395	$229,734	$45,266
Wells repurchase agreement due September 27, 2017	750,000	901,432	480,752	269,248
DB repurchase agreement due March 11, 2016	91,177	201,638	91,177	—
Nomura loan agreement due April 8, 2016	200,000	193,522	127,815	72,185
	$1,316,177	$1,709,987	$929,478	$386,699
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044	$2,956
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509	180,491
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447	26,553
	$1,225,000	$1,819,559	$1,015,000	$210,000

Under the terms of each of its repurchase agreements, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential's operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in its Delaware statutory trust subsidiaries that owns the applicable underlying assets on its behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset Residential finances under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, Residential's operating partnership is required to pay the lender interest based on LIBOR or at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. Residential does not collateralize any of its repurchase facilities with cash. Pursuant to the CS repurchase agreement, Residential is entitled to collateralize a portion of the facility with securities. As of September 30, 2015, approximately $19.9 million of the amounts outstanding under the CS repurchase agreement was collateralized by $32.0 million of the Class M Notes issued and retained by Residential in connection with the securitization completed in September 2014 by ARLP 2014-1, approximately $29.3 million of the amounts outstanding under the CS repurchase agreement was collateralized by $45.1 million of the Class A-2 Notes issued and retained by Residential in connection with the securitization completed in November 2014 by ARLP 2014-2, and approximately $21.0 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by Residential in connection with the securitization completed in July 2015 by ARLP 2015-1.

The repurchase agreements require Residential to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the repurchase agreements contain customary events of default. Residential is restricted by the terms of its repurchase agreements from paying dividends greater than its taxable income in a calendar year.

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

Other Secured Debt - Securitizations

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted coupon of approximately 3.5% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by Residential’s operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans of ARLP 2014-1 but not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and Residential does not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

Residential retained all of the ARLP 2014-1 Class M Notes in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

On November 25, 2014, Residential completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted coupon of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by Residential’s operating partnership with a federally-chartered bank as its trustee. Residential initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, Residential sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and Residential does not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

On June 29, 2015, Residential completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes.

ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by Residential's operating partnership with a federally-chartered bank as its trustee. Residential retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of Residential's other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and Residential does not guarantee any of the obligations of ARLP 205-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

The following table sets forth data with respect to these notes as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
September 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$203,937
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	249,535
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	138,715
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$513,049
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$324,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

6. Commitments and Contingencies

Litigation, claims and assessments

Set forth below are certain developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and the August 10, 2015 filing of our quarterly report on Form 10-Q for the three months ended June 30, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized Residential to provide notice of the proposed Settlement to stockholders.

We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff and denying the three other motions to be lead plaintiff. On May 15, 2015, the court entered a scheduling order requiring plaintiff to file an amended complaint on or before June 19, 2015, defendants to file their motions to dismiss on or before July 20, 2015, plaintiff to file a response to any such motion on or before August 19, 2015 and defendants to file any reply briefs on or before September 3, 2015. Briefing on the motion to dismiss the complaint is complete, and we are awaiting a decision from the court on the motion. We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant Residential has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on our and Residential's motions to dismiss the complaint is complete, and we are awaiting a decision from the court on the motions. Briefing on the remaining defendants' motions to dismiss is ongoing.

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

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Residential's return on invested capital (based on AFFO as defined in the New AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while Residential has between 2,500 and 4,499 rental properties and increases to 25% while Residential has 4,500 or more rental properties; and

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

Under the amended fee structure of the New AMA, the fees due from Residential declined from $21.1 million in the third quarter of 2014 to $5.0 million in the third quarter of 2015. The $5.0 million fees due from Residential in the third quarter of 2015 consists of a $4.7 million Base Management Fee and a $0.3 million Conversion Fee. No Incentive Management Fee was due from Residential for the third quarter of 2015 because Residential's return on invested capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 2.0%.  Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of September 30, 2015, Residential's aggregate return shortfall from the prior two quarters under the New AMA was approximately 2.6% of invested capital. Therefore, Residential must achieve a 4.35% return on invested capital in the fourth quarter before any Incentive Management Fee will be due from Residential for the fourth quarter. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Summary of Related Party Transaction Expenses

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen Financial Corporation (“Ocwen”), Chairman of Altisource, and Chairman of Residential. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and Altisource are no longer considered related parties of Residential or AAMC as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures. Transactions under our agreements with Ocwen and Altisource for the current year through January 16, 2015 were not material to our consolidated results of operations.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Counter-party	Consolidated Statements of Operations location
2015
Expense reimbursements	—	750	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Conversion fee	329	728	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Base management fee	4,869	10,041	Residential/NewSource	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	—	14,900	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Professional fee sharing for negotiation of AMA	—	2,000	Residential	Net income attributable to noncontrolling interest in consolidated affiliate

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses (1)	$7,038	$11,238	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	22,173	47,605	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	4	1,770	Altisource	Related party general and administrative expenses
Office and occupancy costs	91	234	Ocwen	Related party general and administrative expenses
Salaries and benefits	485	1,614	Ocwen/Altisource	Related party general and administrative expenses
Base management fee	210	731	NewSource	Net income attributable to noncontrolling interest in consolidated affiliate
Expense reimbursements	1,591	4,849	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	19,503	44,129	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
_____________
(1) Residential property operating expenses include costs associated with Residential's ownership and operation of rental properties including valuation services. Residential engages third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for its ultimate use.

On September 30, 2014, pursuant to a master repurchase agreement, Residential's TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 10, 2015, the TRS repurchased the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

Effective October 1, 2015, we suspended further charges to NewSource for services under the related management agreement.

In the third quarter of 2015, we acquired 324,465, or approximately 0.58%, of Residential's outstanding common stock in open market transactions.

8. Share-based payments

During the nine months ended September 30, 2015 and 2014, we granted 44,132 and 8,765 shares, respectively, of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $181.02 and $791.27, respectively.

Our directors each received annual grants of restricted stock equal to $60 thousand and $45 thousand based on the market value of our common stock at the time of the annual stockholders meeting for 2015 and 2014, respectively. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2015 and

2014 , we granted 1,122 and 205 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $162.66 and $1,090.26, respectively.

We recorded $1.6 million and $4.5 million of compensation expense related to these grants for the three and nine months ended September 30, 2015, respectively, and recorded $1.6 million and $4.3 million of compensation expense for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and 2014, we had an aggregate $21.2 million and $19.6 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.7 years and 2.8 years, respectively.

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

As of September 30, 2015 and 2014, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the nine months ended September 30, 2015 and 2014. Residential recorded nominal state and local tax expense on income and property for the three and nine months ended September 30, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Numerator
Net (loss) income	$(1,980)	$17,698	$5,651	37,756
Amortization of preferred stock issuance costs	52	—	155	—
Numerator for basic EPS – (loss) income available to common stockholders	(2,032)	17,698	5,496	37,756
Add back amortization of preferred stock issuance costs	—	—	155	—
Numerator for diluted EPS – (loss) income available to common stockholders after assumed conversions	$(2,032)	$17,698	$5,651	$37,756

Denominator
Weighted average common stock outstanding – basic	2,208,658	2,238,225	2,210,448	2,286,451
Stock options using treasury method	—	244,543	229,383	256,203
Restricted stock	—	148,849	93,916	167,393
Preferred stock if converted	—	200,000	200,000	143,704
Weighted average common stock outstanding – diluted	2,208,658	2,831,617	2,733,747	2,853,751

(Loss) earnings per basic share	$(0.92)	$7.91	$2.49	$16.51
(Loss) earnings per diluted share	$(0.92)	$6.25	$2.07	$13.23

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Numerator (in dollars)
Amortization of preferred stock issuance costs	$52	$—	$—	$—

Denominator (in weighted-average shares)
Stock options	222,310	—	—	—
Restricted stock	15,730	—	25,026	—
Preferred stock if converted	200,000	—	—	—

11. Segment information

Our primary business is to provide asset management and certain corporate governance services to Residential. Residential's primary business is the acquisition and ownership of single-family rental assets. Residential's primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans and single-family rental properties, both individually and in pools. As a result, we operate in a single segment focused on the acquisition and management of Residential's resolution of sub-performing and non-performing mortgages and acquisition and ownership of rental residential properties.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

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

Management Overview

The first nine months of 2015 have been a period of marked change for Residential. We advised Residential through many crucial steps that we believe are necessary and appropriate for Residential to become one of the preeminent single family rental operators in the industry and position it for future growth and success. Among others, these important steps include:

•
We facilitated Residential's transfer of approximately two-thirds of servicing, representing almost all of its non-securitized loans, away from Ocwen to its two new mortgage loan servicing vendors, Fay Servicing and BSI Financial Services. These servicing transfers not only diversified Residential's serving base and provided it with more bandwidth to service and convert its loan portfolio into single-family rentals.

•
We advised Residential on its renewal, extension and upsize of its repurchase and loan facilities with its lenders throughout the first nine months of 2015 and continued to securitize its non-performing loan portfolios. Residential's amended repurchase and loan facilities have also provided it with substantially more financing capacity for its REO portfolio as its total portfolio has been transitioning from one dominated by non-performing loans to a portfolio with substantial REO and single-family rental properties. We expect that the amended agreements will also enable Residential to leverage and sell more properties that do not meet its rental criteria, providing it with more liquidity to purchase properties for its rental portfolio. Residential's total funding capacity under these new and amended facilities as of September 30, 2015 was $1.3 billion, and its remaining available financing capacity as of September 30, 2015 was approximately $386.7 million.

•
We advised Residential on the diversification of its single-family acquisition strategies to acquire single-family rentals in bulk and/or directly purchase REOs on a one-by-one basis to more quickly and efficiently build its rental portfolio, as non-performing loans have become higher priced and economically unattractive. Since Residential commenced this diversified acquisition strategy, it has increased its rental portfolio from 984 properties at June 30, 2015 to 2,516 properties at September 30, 2015, a 156% increase. Residential's rental income more than doubled in the third quarter.

•
We managed Residential's commencement of efforts to sell portfolios of non-performing loans that it knows will not meet its rental profile to take advantage of attractive pricing in the market. Non-performing loan sales are expected to be a growth engine for Residential, allowing Residential to recycle capital that it may use to purchase rental properties that meet its return profile. The aggregate agreed-upon price of the first non-performing loan portfolio sale of 871 non-performing loans is in the range of 1% - 2% of the balance sheet carrying value of the loans which is strong evidence that non-performing loans are correctly marked on our balance sheet. We expect to close this transaction in the fourth quarter of 2015.

•
We have advised Residential on building and maintaining a stabilized rental portfolio with high occupancy rates and attractive long-term operating margin prospects. Residential has developed and employed internal proprietary models to identify and purchase rental properties with optimal rental return metrics in service areas that have attractive occupancy levels and rental margins. We believe Residential's initial areas of focus have begun to generate attractive rental yields. We will continue to facilitate Residential's efforts to develop its rental portfolio in targeted locations that continue to meet its objectives and where it can build scale without saturating the market.

•
Residential has continued to develop its relationship with Altisource to make the services, renovation and property management processes more efficient and cost effective while also providing operational scale. We believe Altisource provides Residential with a competitive advantage by providing a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care. As of September 30, 2015, Altisource managed more than 42,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 270,000 inspections and 157,000 repair and maintenance orders on a monthly basis and has more than 8,700 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 30,000 transactions annually.

•
We are also assisting Residential with its grass roots efforts to offer quality, affordable rental homes to working class families while offering them incentives and beneficial programs to improve their credit ratings and provide them with opportunities to improve their living situations. For example, Residential is commencing programs to offer incentives to renters who consistently pay their rents in a timely fashion, including rent discounts and the flexibility to move to bigger and better properties within its rental portfolio. Residential is also considering implementing rent-to-own programs for qualified renters and are offering access to credit and other counseling through third parties to help provide information to families to improve their credit profiles. Residential is also offering rental homes with internet connectivity, as it believes internet capability will provide families who rent its homes with better educational capacity and availability. We believe these incentives will make Residential's rental properties highly attractive in the markets in which it competes.

Although these crucial steps have presented short-term challenges to Residential's financial performance, we believe they are critical to Residential's strategy of building long term shareholder value through the creation of a large portfolio of single-family rental homes that it targets operating at a best-in-class yield.

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

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Residential's return on invested capital (based on AFFO as defined in the New AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while Residential has 4,500 or more Rental Properties; and

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

Under the amended fee structure of the New AMA, the fees due from Residential declined from $21.1 million in the third quarter of 2014 to $5.0 million in the third quarter of 2015. The $5.0 million fees due from Residential in the third quarter of 2015 consists of a $4.7 million Base Management Fee and a $0.3 million Conversion Fee. No Incentive Management Fee was due from Residential for the third quarter of 2015 because Residential's return on invested capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 2.0%.  Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of September 30, 2015, Residential's aggregate return shortfall from the prior two quarters under the New AMA was approximately 2.6% of invested capital. Therefore, Residential must achieve a 4.35% return on invested capital in the fourth quarter before any Incentive Management Fee will be due from Residential for the fourth quarter. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

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

During 2014 and 2013, Residential completed the acquisition of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.5 billion. Residential did not complete any acquisitions of non-performing residential loan portfolios in the nine months ended September 30, 2015.

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

From inception through September 30, 2015, Residential modified an aggregate of 994 mortgage loans, converted an aggregate of 5,824 non-performing and two re-performing mortgage loans into REO properties and disposed of an aggregate of 1,511 non-performing and 12 re-performing mortgage loans through short sale, refinancing or other liquidation events. Additionally, Residential transferred 871 non-performing mortgage loans to mortgage loans held for sale in the third quarter of 2015.

Residential strives to modify as many sub-performing and non-performing loans as possible. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes. Residential also sold 1,157 REO properties from inception through September 30, 2015.

As of September 30, 2015, Residential's portfolio consisted of 7,611 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.9 billion. Residential also owned 6,270 REO properties with an aggregate carrying value of $950.0 million, of which 5,523 were held for use and 747 were held for sale. Of the 5,523 REO properties held for use, 2,105 REO properties had been leased, 156 were being listed for rent, 255 were in varying stages of leasehold renovation, and unit turn status. With respect to the remaining 3,007 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. Residential also owned 43 re-performing mortgage loans held for sale having an aggregate UPB of approximately $8.3 million and an aggregate market value of underlying properties of approximately $10.4 million as of September 30, 2015.

Sales of Non-performing Loans

As market conditions in the non-performing residential mortgage loan industry have continued to develop and pricing of non-performing loan portfolios have increased, we have been reviewing Residential's portfolio of non-performing loans that we know will not be rented by Residential to consider offering portions of its portfolio for sale to eligible purchasers. We believe that such potential sales not only will allow Residential to dispose of non-performing loans for properties that we know will not be rented, but it also could enable Residential to recycle its assets to provide it with more liquidity and buying power to purchase additional single-family rental assets. As such, we view Residential's portfolio of non-performing loans as a potential growth engine for its business to purchase single-family assets, which we believe provides Residential with an advantage, particularly at times when it is challenging to access equity markets.

During the third quarter of 2015, 871 non-performing mortgage loans with a carrying value of $250.3 million were transferred to mortgage loans held for sale and were offered for sale to interested bidders. Following the bidding process, in September 2015, Residential agreed in principle to sell such 871 non-performing mortgage loans, with an aggregate UPB of $346.9 million, or approximately 15% of its aggregate loan UPB, to an unrelated third party for an aggregate purchase price of approximately $250 million, which is within the range of 1% to 2% of its balance sheet carrying value for the loans. Subject to confirmatory due diligence and negotiation of a definitive purchase agreement, Residential expects to consummate this transaction in the fourth quarter of 2015. No assurance can be given that Residential will consummate this sale on a timely basis or at all.

Transition to New Servicers

As previously disclosed, during the first quarter of 2015, Residential appointed two new servicers, Fay Servicing (“Fay”) and BSI Financial Services (“BSI”). By the end of April 2015, Residential had transferred the servicing on mortgage loans of approximately $1.1 billion of UPB from Ocwen to Fay and BSI. We believe that these servicing transfers beneficial for Residential's long term prospects, but the transfer of a large portion of loans during the first quarter hampered Residential's resolution efforts on those loans, which negatively impacted its results for the first three quarters of 2015. We also had previously disclosed that Residential expected to continue to transfer servicing away from Ocwen. As such, in June 2015, Residential transferred servicing on mortgage loans of approximately $680 million of UPB to Fay and BSI. Although these transfers have hampered Residential's ability to covert loans to REO during 2015, and may continue to hamper its resolution efforts in the short term, we believe these will be beneficial to Residential in the long term.

Observations on Current Market Opportunities

Initially, Residential had acquired rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which we believe was a differentiated approach that strategically positioned Residential to take advantage of market opportunities better than market participants that were solely focused on REO acquisitions. Given evolving market conditions, commencing in the second quarter of 2015, Residential refocused its acquisition strategy to opportunistically acquire single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in its rental portfolio where we believe the economics make sense.

We believe that the economic crash of 2008 and other events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. Residential historically has had opportunities to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We believe that an integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties as well as direct purchases of rental properties has enabled Residential to compete more effectively for attractive opportunities to expand its portfolio, including, without limitation, through the purchase of distressed mortgage loans, portfolios of single-family rental properties and REO properties.

In the first two and one-half years of Residential's operations, although we had considered the alternative approaches to acquiring single-family rental homes described above, our most opportunistic acquisition strategy involved acquiring portfolios of non-performing loans. However, as market conditions have continued to evolve, and non-performing mortgage loan pools became relatively higher priced, opportunities in these alternative acquisition strategies have grown and become more prevalent in the marketplace. Although we have been and are continuing to review, assess and assist Residential in bidding on portfolios of non-performing mortgage loans, entities are seeking to sell portfolios of REO properties and rental properties. We have now commenced acquisitions through these other sources of single-family rental assets, including the acquisition of portfolios of single-family rental properties and the purchase of certain REO properties on a one-by-one basis, as we believe they may also provide alternative attractive avenues to grow Residential's rental portfolio.

On August 18, 2015, Residential completed its previously disclosed acquisition of 1,314 single-family properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from Invitation Homes for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.6 million based upon the costs Residential would have incurred to lease the properties and is being amortized over the average remaining life of the leases.

During the third quarter of 2015, Residential also initiated a program to purchase REO properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Residential acquired 10 REO properties under this program in the third quarter of 2015 and expects this program to grow in future quarters.

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

On March 18, 2014, we closed a private placement for the issuance and sale of 250,000 shares of our Series A Convertible Preferred Stock, to Luxor Capital Group, LP, a New York based investment manager, and other institutional investors for proceeds of $250.0 million. In connection with the foregoing, the Company's Board of Directors has approved a share repurchase program that authorizes us to repurchase up to $300.0 million in shares of our common stock. We used substantially all of the proceeds from this transaction to repurchase shares of our common stock and for other corporate purposes. We have an aggregate of $53.6 million remaining for repurchases under our Board-approved repurchase plan. In the future we may consider using excess cash generated from operations to repurchase shares of our common stock when trading at attractive prices. Such stock repurchases may be made in the open market, block trades or privately-negotiated transactions.

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

As a greater number of Residential’s REO properties are renovated and deemed suitable for rental and as the number of Residential's acquired assets that are REO properties to be held for rent increases, we expect a greater portion of its revenues will be rental revenues. For the non-performing loans Residential has acquired to date, the average number of days to determine whether a property met its rental profile was 180 days for the 332 properties on which renovations began during 2015. The average renovation expense was $23,778 per property for 558 renovations completed during 2015, the average number of days between commencement of renovation and listing of the property for rent was 50 days for 263 properties for which renovation began during 2015, and the average number of days from listing to leasing a property was 27 days for 492 properties listed in 2015. We believe the key variables that will affect Residential’s rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of Residential’s leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential’s rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and leasing expenses, or reduced rental revenues. Residential's occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Residential's occupancy rate at September 30, 2015 was 93%. Residential's rental properties had an average annual rental rate of $12,098 per home for the 2,105 properties that were leased at September 30, 2015.

Although Residential seeks to lease the majority of REO properties it acquires, it may also sell the properties that do not meet its rental investment criteria to generate additional cash for reinvestment in other acquisitions. The real estate market and area home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of Residential’s portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Residential's investment strategy is to develop a portfolio of single-family rental properties in the United States that provides attractive risk-adjusted returns on invested capital.  In determining which REO properties to retain for its rental portfolio, Residential considers various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

Expenses

Residential's expenses have primarily consisted of rental property operating expenses, depreciation and amortization, real estate selling cost and impairment, mortgage loan servicing, interest expense, general and administrative expenses and expense reimbursement as well as Residential's fees to us under the Original AMA or the New AMA, as applicable. Rental property operating expenses are expenses associated with Residential's ownership and operation of rental properties including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential's asset levels since these properties are depreciated on a straight-line basis over a fixed life. Real estate selling cost and impairment represents Residential's estimate for the costs to be incurred to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of Residential's and our business. Historically, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provided on Residential’s behalf and other personnel costs and corporate overhead. We were not reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that were not for the benefit of Residential. Under the New AMA, there are no general expense or salary reimbursements. The fees we receive consist of compensation due to us under the applicable asset management agreement. Historically, fees we received from Residential were based on the amount of cash available for distribution to Residential’s stockholders for each period. Under the New AMA, the management fees we receive from Residential are based on a combination of a percentage of Residential's invested capital, a conversion fee for assets that convert to single-family rentals during each period and Residential's return on invested capital. The percentage payment on each of these metrics will vary based on Residential's number of leased properties. The fees we receive from Residential are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

Other factors affecting our consolidated results

We expect Residential’s results of operations will be affected by various additional factors, many of which are beyond our control, including the following:

Acquisitions

Residential’s operating results will depend on our ability to source sub-performing and non-performing loans, other residential mortgage loans and REO properties. We believe that there is currently a large potential supply of sub-performing and non-performing mortgage loans, REO properties and single family rental properties available to Residential for acquisition.

Generally, we expect that Residential’s mortgage loan and single-family rental and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO properties may be irregularly timed and may at times involve large portfolios. The timing and extent of Residential's success in acquiring such assets cannot be predicted.

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

Loan Resolution Activities

Residential's business model is, and has been, affected by the success of its loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. With respect to its loan portfolio, Residential’s preferred resolution methodology has been to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows and provides the highest possible economic outcome for Residential. Upon liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan, Residential records net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used by Residential for each loan.

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

The size and composition of Residential’s mortgage loans at fair value and REO portfolios are, and have been, a key factor affecting its overall operating results. The following table summarizes, by quarter and for the nine-month periods, the key metrics reflecting the operating performance of these portfolios.

	First quarter 2014	Second quarter 2014	Third quarter 2014	Nine months ended September 30, 2014	First quarter 2015	Second quarter 2015	Third quarter 2015	Nine months ended September 30, 2015
Mortgage Loans (1)
Beginning balance	8,054	11,509	12,070	8,054	10,963	10,089	9,134	10,963
Acquisitions	4,207	1,590	1,289	7,086	—	—	—	—
Dispositions	(116)	(135)	(165)	(416)	(150)	(270)	(145)	(565)
Transferred to held for sale	—	—	—	—	—	—	(871)	(871)
Mortgage loan conversions to REO	(637)	(907)	(1,113)	(2,657)	(728)	(692)	(537)	(1,957)
Reversions to mortgage loans (2)	1	13	9	23	4	7	30	41
Ending balance	11,509	12,070	12,090	12,090	10,089	9,134	7,611	7,611

Modifications	81	90	179	350	126	131	118	375
Loan reinstatements	19	30	64	113	67	38	51	156

Real Estate Owned
Beginning balance	262	896	1,958	262	3,960	4,430	4,796	3,960
Acquisitions	—	190	—	190	—	—	1,324	1,324
Dispositions	(2)	(22)	(78)	(102)	(254)	(321)	(357)	(932)
Mortgage loan conversions to REO (3)	637	907	1,113	2,657	728	694	537	1,959
Reversions to mortgage loans (2)	(1)	(13)	(9)	(23)	(4)	(7)	(30)	(41)
Ending balance	896	1,958	2,984	2,984	4,430	4,796	6,270	6,270

Leased	35	102	216	216	587	777	2,105	2,105
Listed for rent	17	40	90	90	151	96	156	156
Renovation or unit turn	48	140	270	270	116	111	255	255
Other (4)	796	1,676	2,408	2,408	3,576	3,812	3,754	3,754
	896	1,958	2,984	2,984	4,430	4,796	6,270	6,270
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(3)	Second quarter 2015 conversions to REO included 2 properties that were previously in Residential's re-performing mortgage loans held for sale.

(4)	Includes properties with a status of evaluating strategy or held for sale.

In addition, as of September 30, 2015, 87 of Residential's mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

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

Existing Portfolio

We have advised Residential and conducted portfolio analysis and the bidding process to facilitate the acquisition and growth of Residential’s portfolio of residential mortgage loans as follows:

During 2014 and 2013, Residential completed the acquisition of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate UPB of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.5 billion. Residential did not complete any portfolio acquisitions in the nine months ended September 30, 2015.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios Residential has acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying Residential’s completed acquisitions as Residential’s “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this report, Residential's “Existing Portfolio” does not include the 43 re-performing mortgage loans having an aggregate UPB of approximately $8.3 million and an aggregate market value of underlying properties of approximately $10.4 million as of September 30, 2015, which are included in mortgage loans held for sale. The Existing Portfolio does not include the 871 non-performing mortgage loans transferred to mortgage loans held for sale in the third quarter of 2015, which disposition is expected to occur in the fourth quarter of 2015.

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

As of September 30, 2015, Residential had 6,270 REO properties, consisting of 5,523 REO properties held for use and 747 held for sale. Of the 5,523 REO properties held for use, 2,105 properties had been leased, 156 were being listed for rent, and 255 were in varying stages of renovation and unit turn status. With respect to the remaining 3,007 REO properties held for use, Residential will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) Residential has secured access for interior inspection. A majority of the REO properties are subject to state regulations which require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its pricing which generally reduces the price Residential pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make its final determination on whether to rent or liquidate the property. If an REO property meets Residential’s rental investment criteria, Residential determines the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential’s rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of September 30, 2014, Residential had 2,660 REO properties held for use. Of these properties, 216 had been leased, 90 were being listed for rent and 270 were in various stages of renovation. With respect to the remaining 2,084 REO properties at September 30, 2014, Residential was in the process of determining whether these properties would meet its rental profile. Additionally, 324 REO properties owned as of September 30, 2014 were held for sale.

The following table sets forth a summary of Residential's REO properties as of September 30, 2015 ($ in thousands):

State / District	Number of properties	Carrying value (1) (2)	Weighted average age in years (3)
Alabama	40	$5,507	25
Alaska	1	185	32
Arizona	112	21,591	22
Arkansas	46	4,148	33
California	640	202,129	36
Colorado	38	8,847	30
Connecticut	40	7,317	58
Delaware	18	2,740	42

District of Columbia	1	218	105
Florida	974	145,955	27
Georgia	1,502	135,797	34
Hawaii	2	339	24
Idaho	19	2,885	33
Illinois	405	62,684	45
Indiana	177	19,326	32
Iowa	10	887	48
Kansas	23	1,872	53
Kentucky	63	6,824	35
Louisiana	30	3,361	30
Maine	11	1,230	146
Maryland	248	47,790	38
Massachusetts	52	10,211	79
Michigan	97	12,012	43
Minnesota	72	12,115	45
Mississippi	11	1,006	31
Missouri	56	6,197	47
Montana	3	794	31
Nebraska	6	736	61
Nevada	21	3,031	18
New Hampshire	14	2,229	69
New Jersey	75	12,078	67
New Mexico	34	4,306	23
New York	70	13,192	75
North Carolina	216	26,635	20
Ohio	125	15,260	44
Oklahoma	21	2,039	35
Oregon	11	1,819	44
Pennsylvania	258	34,498	55
Rhode Island	35	4,851	75
South Carolina	124	14,926	25
South Dakota	2	295	56
Tennessee	79	9,616	26
Texas	174	22,602	27
Utah	75	13,719	32
Vermont	4	631	142
Virginia	81	23,099	30
Washington	35	7,196	35
West Virginia	2	597	24
Wisconsin	116	12,505	53
Wyoming	1	209	25
Total	6,270	$950,036	36
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

The remainder of Residential’s Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential’s Existing Portfolio of mortgage loans for acquisitions completed through September 30, 2015 was 70% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date.

As of September 30, 2015, the aggregate carrying value of Residential's Existing Portfolio of mortgage loans was $1.4 billion (which does not include the carrying value of Residential's REO properties of an additional $950.0 million). The carrying value of mortgage loans is based on our proprietary pricing model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in Residential’s Existing Portfolio based on the respective UPB and respective market values of underlying properties as of September 30, 2015 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	38	$5,969	$4,532	178.8%
Alaska	3	672	1,055	65.9%
Arizona	78	20,648	19,331	118.2%
Arkansas	37	3,217	3,623	104.8%
California	766	363,164	405,076	100.5%
Colorado	27	6,577	7,289	100.0%
Connecticut	115	33,735	30,358	136.1%
Delaware	46	8,773	8,344	121.9%
Dist. of Columbia	51	12,907	15,246	103.8%
Florida	1430	324,463	282,375	132.2%
Georgia	182	30,187	28,109	121.1%
Hawaii	31	18,706	19,183	104.6%
Idaho	17	4,195	4,490	103.7%
Illinois	236	55,575	47,127	158.6%
Indiana	189	24,315	24,050	110.2%
Iowa	17	1,476	1,553	104.9%
Kansas	16	2,127	2,496	98.7%
Kentucky	36	4,555	4,094	122.5%
Louisiana	24	3,670	3,733	109.2%
Maine	31	5,008	4,415	122.8%
Maryland	432	115,272	101,142	130.2%
Massachusetts	225	60,056	59,933	116.3%
Michigan	46	6,545	6,682	131.1%
Minnesota	27	5,983	5,986	126.0%
Mississippi	23	2,707	2,800	108.7%
Missouri	50	4,777	4,423	146.4%
Montana	2	458	525	92.8%
Nebraska	4	462	442	106.6%
Nevada	200	61,335	48,944	139.3%
New Hampshire	10	2,780	2,684	118.5%
New Jersey	872	243,037	188,589	153.7%
New Mexico	113	16,296	16,545	106.1%
New York	568	176,807	186,694	112.4%
North Carolina	150	20,655	20,422	116.7%
North Dakota	1	123	130	94.7%

Ohio	84	12,342	11,082	451.0%
Oklahoma	24	3,689	3,519	110.9%
Oregon	87	24,867	24,486	109.2%
Pennsylvania	181	34,020	29,697	130.8%
Puerto Rico	2	216	235	94.7%
Rhode Island	60	13,584	7,867	210.6%
South Carolina	148	27,047	26,265	114.6%
South Dakota	2	281	177	167.7%
Tennessee	51	7,879	7,786	122.1%
Texas	343	41,604	55,637	83.8%
Utah	29	6,404	6,755	101.0%
Vermont	6	1,040	993	121.4%
Virginia	86	27,010	26,930	110.8%
Washington	367	91,524	90,119	113.1%
West Virginia	8	1,009	842	129.7%
Wisconsin	40	5,837	5,041	130.6%
Total mortgage loans	7,611	$1,945,585	$1,859,851	125.4%
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

In evaluating our operating performance and managing our business under the Original AMA, we consider the incentive management fees and, if any, reimbursement of expenses paid to us by Residential under our AMA as well as our stand-alone operating expenses. We maintain our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations, which are reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of investment in subsidiaries, elimination of intercompany receivables and payables, and elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column.

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business. This information should be considered in addition to, and not as a substitute for, our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$4,021	$—	$—	$—	$4,021
Net unrealized gain on mortgage loans	27,499	—	—	—	27,499
Net realized gain on mortgage loans	12,874	—	—	—	12,874
Net realized gain on mortgage loans held for sale	100	—	—	—	100
Net realized gain on real estate	13,914	—	—	—	13,914
Interest income	115	242	—	(242)	115
Conversion fee	—	—	329	(329)	—
Base management fee	—	—	4,869	(4,869)	—
Total revenues	58,523	242	5,198	(5,440)	58,523
Expenses:
Residential property operating expenses	16,574	—	—	—	16,574
Real estate depreciation and amortization	2,050	—	—	—	2,050
Real estate and mortgage loan selling costs and impairment	10,705	—	—	—	10,705
Mortgage loan servicing costs	13,477	—	—	—	13,477
Interest expense	14,436	—	—	(242)	14,194
General and administrative	3,147	40	5,748	—	8,935
Related party general and administrative	4,988	210	—	(5,198)	—
Total expenses	65,377	250	5,748	(5,440)	65,935
Other income	1,518	—	178	(1,696)	—
Loss before income taxes	(5,336)	(8)	(372)	(1,696)	(7,412)
Income tax expense (benefit)	27	—	(124)	—	(97)
Net loss	(5,363)	(8)	(248)	(1,696)	(7,315)
Net loss attributable to noncontrolling interest in consolidated affiliate	—	—	—	5,335	5,335
Net loss attributable to common stockholders	$(5,363)	$(8)	$(248)	$3,639	$(1,980)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$7,561	$—	$—	$—	$7,561
Net unrealized gain on mortgage loans	130,842	—	—	—	130,842
Net realized gain on mortgage loans	47,528	—	—	—	47,528
Net realized gain on mortgage loans held for sale	505	—	—	—	505
Net realized gain on real estate	36,926	—	—	—	36,926
Interest income	595	563	—	(563)	595
Conversion fee	—	—	728	(728)	—
Base management fee	—	—	10,041	(10,041)	—
Incentive management fee	—	—	14,900	(14,900)	—
Expense reimbursements	—	—	750	(750)	—
Total revenues	223,957	563	26,419	(26,982)	223,957
Expenses:
Residential property operating expenses	45,890	—	—	—	45,890
Real estate depreciation and amortization	4,392	—	—	—	4,392
Real estate and mortgage loan selling costs and impairment	34,235	—	—	—	34,235
Mortgage loan servicing costs	47,989	—	—	—	47,989
Interest expense	39,477	—	—	(563)	38,914
General and administrative	9,497	158	16,810	—	26,465
Related party general and administrative	25,789	630	2,000	(28,419)	—
Total expenses	207,269	788	18,810	(28,982)	197,885
Other income	3,518	—	178	(3,696)	—
Income (loss) before income taxes	20,206	(225)	7,787	(1,696)	26,072
Income tax expense	53	—	187	—	240
Net income (loss)	20,153	(225)	7,600	(1,696)	25,832
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(20,181)	(20,181)
Net income (loss) attributable to common stockholders	$20,153	$(225)	$7,600	$(21,877)	$5,651

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2014
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$469	$—	$—	$—	$469
Net unrealized gain on mortgage loans	88,726	—	—	—	88,726
Net realized gain on mortgage loans	13,727	—	—	—	13,727
Net realized gain on mortgage loans held for sale	302	—	—	—	302
Net realized gain on real estate	3,310	—	—	—	3,310
Interest income	2,568	—	—	—	2,568
Base management fee	—	—	210	(210)	—
Incentive management fee	—	—	19,503	(19,503)	—
Expense reimbursements	—	—	1,591	(1,591)	—
Total revenues	109,102	—	21,304	(21,304)	109,102
Expenses:
Residential property operating expenses	9,247	—	—	—	9,247
Real estate depreciation and amortization	313	—	—	—	313
Real estate selling costs and impairment	5,542	—	—	—	5,542
Mortgage loan servicing costs	21,226	—	—	—	21,226
Interest expense	11,699	—	—	—	11,699
General and administrative	1,819	286	3,330	—	5,435
Related party general and administrative	21,530	210	563	(21,304)	999
Total expenses	71,376	496	3,893	(21,304)	54,461
Other income	—	1,586	—	—	1,586
Income before income taxes	37,726	1,090	17,411	—	56,227
Income tax expense	50	—	803	—	853
Net income	37,676	1,090	16,608	—	55,374
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(37,676)	(37,676)
Net income attributable to common stockholders	$37,676	$1,090	$16,608	$(37,676)	$17,698

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2014
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$719	$—	$—	$—	$719
Net unrealized gain on mortgage loans	258,898	—	—	—	258,898
Net realized gain on mortgage loans	33,867	—	—	—	33,867
Net realized gain on mortgage loans held for sale	302	—	—	—	302
Net realized gain on real estate	4,544	—	—	—	4,544
Interest income	2,757	—	—	—	2,757
Base management fee	—	—	731	(731)	—
Incentive management fee	—	—	44,129	(44,129)	—
Expense reimbursements	—	—	4,849	(4,849)	—
Total revenues	301,087	—	49,709	(49,709)	301,087
Expenses:
Residential property operating expenses	13,550	—	—	—	13,550
Real estate depreciation and amortization	464	—	—	—	464
Real estate selling costs and impairment	8,775	—	—	—	8,775
Mortgage loan servicing costs	49,588	—	—	—	49,588
Interest expense	24,352	—	—	—	24,352
General and administrative	5,665	381	9,532	—	15,578
Related party general and administrative	51,629	731	1,946	(49,709)	4,597
Total expenses	154,023	1,112	11,478	(49,709)	116,904
Other income	383	1,985	4	—	2,372
Income before income taxes	147,447	873	38,235	—	186,555
Income tax expense	76	—	1,352	—	1,428
Net income	147,371	873	36,883	—	185,127
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(147,371)	(147,371)
Net income attributable to common stockholders	$147,371	$873	$36,883	$(147,371)	$37,756

Altisource Asset Management Corporation
Consolidating Balance Sheet
September 30, 2015
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)

Assets:
Real estate held for use:
Land	$49,518	$—	$—	$—	$49,518
Rental residential properties, net	200,136	—	—	—	200,136
Real estate owned	567,228	—	—	—	567,228
Total real estate held for use, net	816,882	—	—	—	816,882
Real estate assets held for sale	133,154	—	—	—	133,154
Mortgage loans	1,380,575	—	—	—	1,380,575
Mortgage loans held for sale	254,835	—	—	—	254,835
Cash and cash equivalents	83,881	6,189	62,564	—	152,634
Restricted cash	25,511	—	—	—	25,511
Accounts receivable	35,507	—	7	—	35,514
Related party receivables	—	—	6,701	(6,701)	—
Investment in affiliate	—	—	12,007	(12,007)	—
Deferred leasing and financing costs, net	9,806	—	—	—	9,806
Prepaid expenses and other assets	395	37	1,349	9	1,790
Total assets	$2,740,546	$6,226	$82,628	$(18,699)	$2,810,701
Liabilities:
Repurchase agreements	$929,478	$—	$—	$—	$929,478
Other secured borrowings	513,049	—	—	—	513,049
Accounts payable and accrued liabilities	63,871	1,573	3,141	—	68,585
Related party payables	5,126	1,571	3	(6,700)	—
Total liabilities	1,511,524	3,144	3,144	(6,700)	1,511,112
Commitments and contingencies	—	—	—	—	—
Redeemable preferred stock	—	—	249,082	—	249,082
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,334	7,000	18,663	(1,232,020)	20,977
Retained earnings (accumulated deficit)	21,099	(3,918)	63,786	(21,297)	59,670
Treasury stock	(19,983)	—	(252,072)	19,983	(252,072)
Total stockholders' equity (deficit)	1,229,022	3,082	(169,598)	(1,233,906)	(171,400)
Noncontrolling interest in consolidated affiliate	—	—	—	1,221,907	1,221,907
Total equity (deficit)	1,229,022	3,082	(169,598)	(11,999)	1,050,507
Total liabilities and equity	$2,740,546	$6,226	$82,628	$(18,699)	$2,810,701

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$14,424	$—	$—	$—	$14,424
Rental residential properties, net	60,908	—	—	—	60,908
Real estate owned	457,045	—	—	—	457,045
Total real estate held for use, net	532,377	—	—	—	532,377
Real estate assets held for sale	92,230	—	—	—	92,230
Mortgage loans	1,959,044	—	—	—	1,959,044
Mortgage loans held for sale	12,535				12,535
Cash and cash equivalents	66,166	6,026	44,590	—	116,782
Restricted cash	13,282	—	—	—	13,282
Accounts receivable	10,313	919	1	(165)	11,068
Related party receivables	17,491	14,991	28,512	(43,503)	17,491
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	4,251	—	—	—	4,251
Prepaid expenses and other assets	373	3	1,262	—	1,638
Total assets	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698
Liabilities:
Repurchase agreement	$1,015,000	$—	$—	$—	$1,015,000
Other secured borrowings	339,082			(15,000)	324,082
Accounts payable and accrued liabilities	11,678	3,173	2,040	(165)	16,726
Related party payables	33,391	941	349	(28,512)	6,169
Total liabilities	1,399,151	4,114	2,389	(43,677)	1,361,977
Commitments and contingencies	—	—	—	—	—
Redeemable preferred stock	—	—	248,927	—	248,927
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,091	20,000	14,152	(1,247,091)	14,152
Retained earnings (accumulated deficit)	99,248	(2,175)	56,340	(99,239)	54,174
Treasury stock	—	—	(245,468)	—	(245,468)
Total stockholders' equity (deficit)	1,326,911	17,825	(174,951)	(1,346,902)	(177,117)
Noncontrolling interest in consolidated affiliate	—	—	—	1,326,911	1,326,911
Total equity (deficit)	1,326,911	17,825	(174,951)	(19,991)	1,149,794
Total liabilities and equity	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698

Primary driver of our stand-alone operating results

As described above under “—Factors affecting our consolidated results,” under the Original AMA, our incentive management fees were directly linked to the results of Residential. The results of Residential historically have been affected by various factors including, but not limited to, the number and performance of Residential's mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies, and the size of its portfolio. The extent to which we have been successful in managing these factors for Residential under the Original AMA affected our ability to generate incentive management fees, which were our sole source of income other than the reimbursement of our expenses pursuant to the Original AMA. Under the Original AMA, as Residential generated taxable income, our incentive management fees provided us with a share of Residential's cash available for distribution to its stockholders. If there was a decline in the cash distributable by Residential to its stockholders in any period, or if Residential was unable to make distributions to its stockholders in any period, under the Original AMA, the amount of our incentive management fees would have been adversely affected.

Under the New AMA, although our Incentive Management Fees continue to be directly linked to the results of Residential, we also are entitled to a Base Management Fee, which is derived as a percentage of Residential’s invested capital, and a Conversion Fee, which is based on the number and value of mortgage loans and/or REO properties that Residential converts to rental properties in each period. Although our quarterly Incentive Management Fee is earned only if Residential exceeds the current 7% threshold return on invested capital (as defined in the New AMA) and the conversion fee is affected by the number of properties we rent for the first time in a given quarter, the base management fee provides us with quarterly minimum revenues that are meant to cover our employment and other overhead costs and expenses. Our performance in each particular period, however, will be affected by our ability to manage Residential’s business and rental portfolio effectively. If there are declines in Residential’s performance in either return on invested capital or in growing Residential’s rental portfolio, our fees in each such period would be adversely affected. With respect to our Incentive Management Fee, in the event Residential’s return on invested capital is below the required hurdle rate in a quarter, a return rate shortfall in Incentive Management Fees is created that is carried forward and added to the next quarter's hurdle for up to seven future quarters or until the shortfall is reduced by Residential's future performance above the hurdle rate.  As of September 30, 2015, the aggregate return shortfall from the prior two quarters under the New AMA was approximately 2.6% of invested capital. Therefore, Residential must achieve a 4.35% return on invested capital in the fourth quarter before any Incentive Management Fee will be due from Residential for the fourth quarter. In future quarters, Residential's return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Results of operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the expense reimbursement and incentive management fees, if any, paid or owed to us by Residential. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Three and nine months ended September 30, 2015 versus three and nine months ended September 30, 2014

Rental revenues

Residential's rental revenues increased to $4.0 million and $7.6 million for the three and nine months ended September 30, 2015 compared to $0.5 million and $0.7 million for the three and nine months ended September 30, 2014. The number of leased properties increased to 2,105 at September 30, 2015 from 216 at September 30, 2014, primarily due to Residential's acquisition of 1,314 rental properties from Invitation Homes in August 2015. Residential also had an additional 156 properties listed for rent at September 30, 2015. We expect Residential to generate increasing rental revenues as it continues to acquire, renovate, list and rent additional residential rental properties. Residential's rental revenues will depend primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be two or fewer years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets, its ability to manage maintenance and repair costs and its renters’ desire to remain in its properties.

Net unrealized gain on mortgage loans

Residential's net unrealized gains on mortgage loans decreased to $27.5 million and $130.8 million for the three and nine months ended September 30, 2015, respectively, from $88.7 million and $258.9 million for the three and nine months ended September 30, 2014, respectively. This decrease was primarily related to lower unrealized gains on loans converted to REO status and continued friction costs due to Residential’s servicing transfers during 2015. This decline was further emphasized by the fact that Residential has not purchased any portfolios of mortgage loans in 2015, which led to fewer loans available for conversion to REO. The net unrealized gains for the three and nine months ended September 30, 2015 and 2014 can be categorized into the following three components:

•
First, Residential recognized an aggregate of $17.0 million and $68.4 million in unrealized gains upon conversion of mortgage loans to REO for the three and nine months ended September 30, 2015, respectively, compared to $41.0 million and $93.6 million for the three and nine months ended September 30, 2014, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and nine months ended September 30, 2015, Residential converted a net of 507 and 1,918 mortgage loans to REO status, respectively, compared to a net of 1,104 and 2,634 mortgage loans converted to REO status during the three and nine months ended September 30, 2014, respectively; and

•
Second, Residential recognized $33.9 million and $126.6 million in unrealized gains from the net increase in the fair value of loans for the three and nine months ended September 30, 2015, respectively, compared to $56.3 million and $177.5 million in unrealized gains during the three and nine months ended September 30, 2014, respectively. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, Residential reclassified an aggregate of $23.4 million and $64.2 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of non-performing mortgage loans for the three and nine months ended September 30, 2015, respectively. This compares to an aggregate of $8.6 million and $12.2 million reclassed from unrealized gains on mortgage loans to realized gains for the three and nine months ended September 30, 2014, respectively.

Through Residential's resolution of non-performing loans and the transfer of 871 non-performing loans to mortgage loans held for sale, its Existing Portfolio of non-performing loans has decreased from 10,963 loans at December 31, 2014 to 7,611 loans at September 30, 2015. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses on its mortgage loans in the future.

Net realized gain on mortgage loans

Residential's net realized gains on mortgage loans decreased to $12.9 million for the three months ended September 30, 2015 from $13.7 million for the three months ended September 30, 2014 principally due to Residential's disposition of 145 mortgage loans in the three months ended September 30, 2015 as compared to its disposition of 165 mortgage loans in the three months ended September 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Residential's net realized gains on mortgage loans increased to $47.5 million for the nine months ended September 30, 2015 from $33.9 million for the nine months ended September 30, 2014 principally due to Residential's disposition of 565 mortgage loans in the nine months ended September 30, 2015 as compared to its disposition of 416 mortgage loans in the nine months ended September 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net realized gain on real estate

Net realized gains on real estate were $13.9 million and $36.9 million for the three and nine months ended September 30, 2015, respectively, during which time Residential disposed of 357 and 932 residential properties, respectively. Residential disposed of 78 and 102 residential properties during the three and nine months ended September 30, 2014, respectively, and recorded net realized gains on real estate of $3.3 million and $4.5 million for the three and nine months ended September 30, 2014, respectively.

Interest income

Interest income increased to $0.1 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, as Residential accreted $0.1 million and $0.6 million, respectively, into interest income with respect to the re-performing loans acquired in June 2014. Interest income was $2.6 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, as Residential accreted $2.5 million into interest income with respect to the re-performing loans for the three and nine months ended September 30, 2014.

Residential property operating expenses

Residential incurred $16.6 million and $45.9 million of residential property operating expenses for the three and nine months ended September 30, 2015, respectively, compared to $9.2 million and $13.6 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2015, Residential had 6,270 REO properties and 2,105 leased properties compared to 2,984 REO properties and 216 leased properties at September 30, 2014. Residential expects to incur increasing residential property operating expenses as it converts more mortgage loans to and/or acquires more residential properties. Residential's residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, and repair and maintenance expenditures. Residential's residential property operating expenses for properties held while it is evaluating strategy also will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation, and repairs and maintenance.

Real estate depreciation and amortization

Residential incurred $2.1 million and $4.4 million of real estate depreciation and amortization for the three and nine months ended September 30, 2015, respectively, compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, reflecting the growth in our rental portfolio. We expect Residential to incur increasing real estate depreciation and amortization as it converts more mortgage loans to, and owns more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Real estate and mortgage loans selling costs and impairment

Real estate selling costs of REO held for sale were $5.9 million and $19.7 million for the three and nine months ended September 30, 2015, respectively, compared to $3.0 million and $6.2 million for the three and nine months ended September 30, 2014, respectively. Residential also recognized $1.2 million in mortgage loan selling costs for both the three and nine months ended September 30, 2015 related to mortgage loans held for sale. Residential recognized $3.6 million and $13.4 million REO valuation impairment for the three and nine months ended September 30, 2015, respectively, compared to $2.6 million for the three and nine months ended September 30, 2014. Residential records residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

Residential incurred $13.5 million and $48.0 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and nine months ended September 30, 2015, respectively, compared to $21.2 million and $49.6 million for the three and nine months ended September 30, 2014, respectively. This reduction of servicing costs was primarily due to the conversion, sale or other disposition of Residential's mortgage loans without replenishing its loan portfolio in other loan acquisitions. Residential incurs mortgage loan servicing and foreclosure costs as its mortgage loan servicers provide servicing for its loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Residential's loan servicing costs fluctuate based on the size of its mortgage loan portfolio.

Interest expense

We and Residential incurred $14.2 million and $38.9 million of interest expense for the three and nine months ended September 30, 2015, respectively, related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs) compared to $11.7 million and $24.4 million for the three and nine months ended September 30, 2014, respectively, when market interest rates were at historically low levels. The interest rates under Residential's repurchase and loans facilities are subject to change based on changes in the relevant index. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $8.9 million and $26.5 million for the three and nine months ended September 30, 2015, respectively, from $5.4 million and $15.6 million for the three and nine months ended September 30, 2014, respectively, reflecting increased litigation-based expenses, an increase in salaries and benefits attributable to the hiring of additional personnel to provide services on behalf of Residential, expenses related to services provided by Ocwen and Altisource that were included in related party general and administrative expenses in 2014, higher insurance costs due to the growth in Residential's single-family rental portfolio and acquisition costs related to the portfolio of real estate properties acquired from Invitation Homes.

Related party general and administrative expenses

Related party general and administrative expenses primarily consist of salaries and benefits, professional fees and due diligence costs attributable to services provided by Ocwen and Altisource on behalf of our and Residential's business. There were no related party general and administrative expenses for the three and nine months ended September 30, 2015, as Ocwen and Altisource are no longer considered related parties by us or Residential. These expenses are now included in general and administrative expenses as discussed above. Residential and we incurred $1.0 million and $4.6 million of related party general and administrative expenses for the three and nine months ended September 30, 2014, respectively.

Net income attributable to noncontrolling interest in consolidated affiliate

For entities that are consolidated, but not 100% owned, a portion of the income or loss is allocated to noncontrolling interest in consolidated affiliate. For the three and nine months ended September 30, 2015, we recognized $(5.3) million and $20.2 million, respectively, of net (loss) income attributable to noncontrolling interest in consolidated affiliate. For the three and nine months ended September 30, 2014 net income attributable to noncontrolling interest in consolidated affiliate was $37.7 million and $147.4 million, respectively.

Management fees and expense reimbursements

We recorded aggregate Incentive Management Fees of $14.9 million for the nine months ended September 30, 2015. All of these Incentive Management Fees were earned during the first quarter of 2015, which were calculated by taking an average of the amounts that would have been payable under the Original AMA and the amounts that would have been payable under the New AMA had it been in place during the first quarter. The agreed upon amount of such average was $15.7 million, of which we classified $0.8 million as expense reimbursement and the $14.9 million as incentive management fees.

For the three months ended September 30, 2015 we recognized aggregate management fees $5.0 million under the New AMA, which consists of a $4.7 million Base Management Fee and a $0.3 million Conversion Fee. For the nine months ended September 30, 2015 we recognized aggregate management fees $10.1 million under the New AMA, which consists of a $9.4 million Base Management Fee and a $0.7 million Conversion Fee. No Incentive Management Fee was due from Residential for the second or third quarter of 2015 because its return on invested capital (as defined in the New AMA) has been below the required hurdle rate, as adjusted by the prior quarter hurdle shortfall against the required 1.75% quarterly return on invested capital hurdle rate.  The amount by which return on invested capital was below the required hurdle rate in the second and third quarter of 2015 is a hurdle shortfall which is carried forward for up to seven future quarters or until the shortfall is reduced by Residential's future performance above the hurdle rate.  In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

For the three and nine months ended September 30, 2014, we recorded management incentive fees of $19.5 million and $44.1 million and expense reimbursements of $1.6 million and $4.8 million, respectively, under the Original AMA. The management fees and expense reimbursements have been eliminated under U.S. GAAP in consolidation. Historically, we have not been reimbursed by Residential for certain general and administrative expenses pertaining to stock-based compensation and our expenditures that are not for the benefit of Residential. Under the New AMA there are no general expense reimbursements. In addition to the fees described above, under the New AMA, we recorded a one-time $2.0 million fee in connection with the negotiation of the New AMA and the termination of the Original AMA that is also eliminated in consolidated for the nine months ended September 30, 2015.

We recorded management fees of $0.2 million and $0.6 million from NewSource that also have been eliminated in consolidation for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. Effective October 1, 2015, we suspended further charges to NewSource for services under the related management agreement.

Liquidity and capital resources

As of September 30, 2015, we had stand-alone cash and cash equivalents of $62.6 million compared to $44.6 million as of December 31, 2014. We believe this cash is sufficient to fund our operations since we are generating asset management fees under the New AMA, and our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of September 30, 2015 was $152.6 million, of which $83.9 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements) and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of September 30, 2015 also include $6.2 million attributable to NewSource, representing cash invested by us in NewSource in October 2013 and in September 2015.

Residential was initially funded with $100.0 million on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under its repurchase agreements and securitization financings, interest payments it receives from its portfolio of mortgage assets, cash generated from loan liquidations and cash generated from its rental portfolio. We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. During the first nine months of 2015, Residential's liquidity position and borrowing capacity has increased under our guidance through amendments and extensions of its repurchase facilities, the entry into a new loan facility with Nomura and its third completed securitization in June 2015. Based on Residential’s current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including paying expenses on its existing loan portfolio, funding distributions to its stockholders, paying fees to us under the New AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

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

Credit Facilities

Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under the repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, Residential entered into the Nomura loan agreement for the purpose of financing its beneficial ownership of REO properties. The maximum aggregate funding available to Residential under the repurchase agreements and the Nomura loan agreement as of September 30, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2015, an aggregate of $929.5 million was outstanding under Residential's repurchase agreements and the Nomura loan agreement. All obligations of Residential’s subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by Residential.

Each of Residential's repurchase agreements and the Nomura loan agreement are described below:

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after March 2015, Residential is not eligible for additional funding under the facility, thereby reducing Residential's aggregate funding capacity under the DB repurchase agreement to $91.2 million, which was the amount outstanding under the facility on September 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014, the Wells repurchase agreement was amended several times, increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of Residential's non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016 without any additional funding than the $536.0 million that was outstanding at the time of the extension. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

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

Under the terms of each repurchase agreement, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential’s operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on Residential’s behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the applicable repurchase agreement is subject to agreement between the lender and Residential and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Residential’s cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds, plus a margin. Residential is also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

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

As amended, Residential’s three repurchase agreements provide for the lenders to finance its portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under Residential's repurchase agreements are generally subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement for the purpose of determining whether such borrowing is adequately collateralized. As of September 30, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for Residential's outstanding repurchase agreements was 17.3%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to Residential in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, Residential would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under Residential's repurchase agreements and the Nomura loan agreement from December 31, 2014 to September 30, 2015 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with Residential's securitizations. Residential's overall advance rate under the repurchase agreements and the Nomura loan agreement declined from 55.8% at December 31, 2014 to 54.4% at September 30, 2015 as the value of the underlying collateral has increased with time due to Residential's resolution efforts. Residential does not collateralize any of its repurchase facilities with cash.

The purpose of the Nomura loan agreement is to finance Residential's beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guarantee made by Residential in favor of Nomura. The Nomura loan agreement terminates on April 8, 2016. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to Residential from time to time, with such advances collateralized by REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of September 30, 2015 was $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

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

The following table sets forth data with respect to Residential's repurchase agreements and the Nomura loan agreement as of and for the three months ended September 30, 2015, September 30, 2014 and December 31, 2014 ($ in thousands):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Three months ended December 31, 2014
Balance at end of period	$929,478	$1,258,328	$1,015,000
Maximum month-end balance outstanding during the period	929,478	1,413,357	1,112,883
Weighted average quarterly balance	864,995	1,357,220	1,055,776
Amount of available funding at end of period	386,699	396,672	210,000

Securitizations

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.5% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by Residential’s operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and Residential does not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

Residential retained all of the ARLP 2014-1 Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

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
Residential initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. In February 9, 2015, Residential sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and Residential does not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

On June 29, 2015, Residential completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by Residential’s operating partnership with a federally-chartered bank as its trustee. Residential retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of Residential's other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and Residential does not guarantee any of the obligations of ARLP 205-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

As described above in “—Repurchase Agreements”, Residential used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

The following table sets forth data with respect to these notes as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
September 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$203,937
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	249,535
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	138,715
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$513,049
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$324,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

Treasury shares

At September 30, 2015, a total of $246.4 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  We have an aggregate of $53.6 million remaining for repurchases under our Board-approved repurchase plan.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Change
Net cash used in operating activities	$(130,548)	$(94,297)	$(36,251)
Net cash provided by (used in) investing activities	165,749	(1,152,205)	1,317,954
Net cash (used in) provided by financing activities	651	1,198,326	(1,197,675)
Total cash flows	$35,852	$(48,176)	$84,028

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 by Residential and us consisted primarily of net income less unrealized gains on Residential's mortgage loans and real estate and adjusted for changes in operating assets and liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of Residential's proceeds from the disposition of loans and real estate net of investments in real estate, while net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios net of proceeds from the disposition of loans and real estate. During periods in which Residential purchases a significant number of mortgage loans and conducts substantial renovations of residential real estate, the cash used in investing activities may exceed cash provided by investing activities.

Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of Residential's of net repayment of borrowings under repurchase agreements, net proceeds from other secured borrowings, the payment of dividends and the repurchase of its common stock. Net cash provided by financing activities for the nine months ended September 30, 2014 included Residential's issuance of common stock, net borrowings under repurchase agreements and other secured borrowings and the payment of dividends. In addition, net cash provided by financing activities for the nine months ended September 30, 2014 included net proceeds of $248.9 million from the issuance of our preferred stock and payments for share repurchases of $246.4 million under our share repurchase program. Net cash related to financing activities will generally consist of Residential's incurrence debt, repayment of debt previously incurred, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

Residential and we have no off-balance sheet arrangements as of September 30, 2015.

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

Residential properties

Purchases of real estate properties are evaluated by Residential to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, Residential capitalizes pre-acquisition costs to the extent such costs would have been capitalized had Residential owned the asset when the cost was incurred and capitalizes closing and other direct acquisition costs. Residential then allocates the total cost of the property, including the acquisition costs, between land, building and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that qualify as business combinations, Residential expenses the acquisition costs in the period in which the costs were incurred and allocates the cost of the property among land, building and any identified intangible assets and liabilities. Lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property net of any above or below-market lease concessions, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Upon the acquisition of real estate through the completion of foreclosure, Residential records the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion (“BPO”), a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. Residential engages third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for its ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. Residential has established validation procedures to confirm the values it receives from third party vendors are consistent with its observations of market values.

These validation procedures include establishing thresholds to identify changes in value that require further analysis. Residential’s current policies require that it updates the fair value estimate of each financed REO property at least every 180 days by obtaining a new BPO, which is subject to the review processes of its third party vendors. We generally perform further analysis for Residential when the value of the property per the new BPO varies from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in Residential’s valuation process. As part of this evaluation, Residential’s third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide Residential with a new property value reflecting the analysis they performed or confirm the BPO value received by Residential, in which case Residential uses the new property value or the validated BPO, respectively, for its fair value estimate of the property.

After an evaluation period, Residential may perform property renovations to those properties that meet its rental investment criteria in order to optimize its rental proceeds. In some instances, Residential may also perform renovations on REO properties that do not meet its rental investment criteria in order to optimize sale proceeds. Such expenditures are part of Residential's initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, residential rental properties, including any renovations that improve or extend the life of the asset, are accounted for at cost. REO properties that do not meet Residential's rental investment criteria and that are held for sale are accounted for at the lower of the carrying value or estimated fair value less cost to sell. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of Residential's operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one to two years.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our annual report on Form 10-K for the year ended December 31, 2014,

Item 3. Quantitative and qualitative disclosures about market risk

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

Residential currently borrows funds at variable rates using secured financings. At September 30, 2015, Residential had $0.9 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $0.9 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $9.3 million, respectively.

Investment Risk Relating to Potential Acquisition of Residential's Common Stock

Under the terms of the New AMA, Residential has the flexibility to pay up to 25% of our incentive management fees in shares of Residential common stock. In addition, during the third quarter of 2015, we purchased an aggregate of 324,465 shares of Residential common stock in open market transactions, and we may consider purchasing additional shares of Residential common stock from time to time. If additional purchases are commenced, any such purchases of Residential common stock by us may be discontinued at any time. To the extent we have purchased, or continue to acquire, Residential common stock, either as a portion of our incentive fees or upon open market purchases, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Residential’s stock price and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

Set forth below are certain developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and the August 10, 2015 filing of our quarterly report on Form 10-Q for the three months ended June 30, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized Residential to provide notice of the proposed Settlement to stockholders.

We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff and denying the three other motions to be lead plaintiff. On May 15, 2015, the court entered a scheduling order requiring plaintiff to file an amended complaint on or before June 19, 2015, defendants to file their motions to dismiss on or before July 20, 2015, plaintiff to file a response to any such motion on or before August 19, 2015 and defendants to file any reply briefs on or before September 3, 2015. Briefing on the motion to dismiss the complaint is complete, and we are awaiting a decision from the court on the motion. We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant Residential has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on our and Residential's motions to dismiss the complaint is complete, and we are awaiting a decision from the court on the motions. Briefing on the remaining defendants' motions to dismiss is ongoing.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2014. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase plan of up to $300.0 million of common stock.  At September 30, 2015, we have remaining approximately $53.6 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  There were no shares repurchased during the quarter ending September 30, 2015.

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

Altisource Asset Management Corporation
Date:	November 9, 2015	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer