Form 10-K
period 2015-12-31
Altisource Asset Management Corp
filed 2016-02-29
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54809

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $167.4 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2015 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 22, 2016, 1,970,572 shares of our common stock were outstanding (excluding 596,408 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2016 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Asset Management Corporation
December 31, 2015

i

References in this report to "we," "our," "us," or the "Company" refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Residential” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated.

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

ii

Part I

Item 1. Business

Overview

We were incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”). Subsequent to our separation from Altisource Portfolio Solutions S.A. (“Altisource”) on December 21, 2012, we immediately commenced operations. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“Residential”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. Residential is currently our primary source of revenue and will drive our results. We operate in a single segment focused on providing asset management and certain corporate governance services to Residential.

We initially provided services to Residential pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) under which we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter, our operating results are highly dependent on Residential's operating results. See the “Asset Management Agreement” section for additional details of the New AMA.

We have concluded that Residential is a variable interest entity (“VIE”) because Residential's equity holders lack the ability through voting rights to make decisions about Residential's activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because, under the asset management agreement, we have the power to direct the activities of Residential that most significantly impact Residential's economic performance including establishing Residential's investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, we expect to deconsolidate Residential from our consolidated financial statements effective January 1, 2016 after our adoption Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.

In addition to the services we provide to Residential, we provide management services to NewSource Reinsurance Company Ltd. (“NewSource”), a Bermuda title insurance and reinsurance company. In October 2013, we invested $2.0 million in NewSource and received 100% of the common stock of NewSource, representing 2,000,000 shares. In September 2015, we contributed an additional $5.0 million to NewSource. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”).

Our Business Strategy

Our business strategy is to:

•	provide asset management services to Residential to generate a growing stream of cash available for distribution to its shareholders and thereby growing our earnings; and

•	develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

Our Expertise

Our senior management team includes individuals with significant experience in the real estate, mortgage, housing, financial services and asset management markets. Throughout their careers, our executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. We have also internally developed a valuation model, more fully described below, that uses proprietary historical data to evaluate and project the performance of residential rental properties and residential mortgage loans. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new residential rental properties and related assets will help Residential to appropriately value the residential rental assets at the time of purchase and to quickly and efficiently grow its portfolio.

Strengths that AAMC Brings to Residential

We are committed to a business strategy that will enable Residential to grow and maintain a substantial single-family rental portfolio and become one of the largest nationwide single-family rental REITs. Our goal is to enhance Residential's long-term stockholder value through the execution of its business plan with a focus on its competitive strengths. Residential's strong competitive position is based on the following factors:

•
Acquisition Strategy Enables Residential to Build a Portfolio that can Provide High Yields to its Stockholders. Through our personnel and technical expertise, we have developed a valuation model for Residential that uses proprietary historical data to evaluate and project the performance of single-family rental assets and residential mortgage loans. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce the highest possible yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools not only help Residential to evaluate the most attractive single-family rental portfolios for sale, but they also have assisted Residential in developing a robust one-by-one purchase program that levers the Altisource property inspection, management and rental infrastructure and related data flows to identify and acquire higher yielding assets at any progression in the loan-to-REO cycle and in any geographical location into which Residential desires to expand. We intend to continue to build this one-by-one infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience and anecdotal operating results to continually build a better, more predictable model meant to achieve high rental yield portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns.

•
Relationship with Altisource and its Nationwide Property Management Infrastructure. We believe that Residential is strategically positioned to operate single-family rental properties across the United States at an attractive cost structure with the support of Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States. In 2015, Altisource conducted more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. This vendor network infrastructure has been developed over many years, and we believe this infrastructure would be difficult and expensive for Residential's competitors and/or new market participants to replicate. We believe, therefore, that Residential's existing relationships with Altisource and its vendor network, as described above in “Access to Established Nationwide Property Management Infrastructure,” gives Residential a distinct advantage as it allows it to bid on large attractive portfolios at an attractive cost structure. We also believe that our established relationships with the Altisource network management team and our ongoing experience with the service providers in Altisource’s vendor network who know our renovation, maintenance and repair standards would likely provide Residential with an advantage over others in replicating and/or acquiring this nationwide property management infrastructure, if necessary.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of Residential's key strengths. Our team has a broad and deep knowledge of the mortgage and real estate markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management markets. Their experience in the real estate industry brings a wealth of understanding of the markets in which Residential interacts and can help Residential build its portfolio in locations that bring the highest potential returns to its stockholders. Management and its supporting teams have a multitude of contacts and significant business acumen that enable us to source single-family rental assets through access to auctions and sellers of single-family rental assets and obtain important financing to optimize available leverage for quick and efficient growth of Residential's portfolio. This is of tremendous value to Residential as it has been able to strategically sell non-performing and re-performing loans to create taxable income and sustain a strong dividend while using liquidity generated from these sales to increase its single-family rental portfolio by approximately 247% in 2015.

•
Strong Understanding and Interaction with Mortgage Loan Servicers. Our key personnel have extensive experience with Residential's mortgage loan servicers and managing mortgage loan assets that allows Residential to capitalize on the servicing capabilities of its third party servicers and ensure cost effective servicing of its residential mortgage loan portfolios. We have directed and will continue to direct Residential's mortgage servicers to employ various loan resolution methodologies with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we instruct Residential's mortgage servicers to focus on (1) converting a portion of its sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Importantly, by modifying as many loans as possible, we seek to keep more families in their homes because of our efforts. In 2015, Residential substantially diversified its servicer base by engaging additional alternate mortgage loan servicers to service its loans.

Asset Management Agreement

Pursuant to the asset management agreement, we design and implement Residential's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential's day-to-day operations, (2) defining investment criteria in Residential's investment policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of Residential's single-family rental properties, (6) overseeing the servicing of Residential's residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. Our management also has significant corporate governance experience that enables us to manage Residential's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Residential's board of directors to any business or entity competing against Residential in (a) the acquisition or sale of portfolios of REO properties, (b) the carrying on of a single-family rental business, (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets, (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which Residential engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Residential's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Residential's prior consent.

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential's average invested equity capital for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Residential's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Residential) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by Residential for the first time during the quarter.

To the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

Residential has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above.

Under the New AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0% during the then-current term. The Original AMA had a 15 year term, but provided Residential with significant termination rights, including the ability to terminate the agreement if Residential’s board determined, in its sole discretion, that our performance was unsatisfactory or our compensation was reasonable. However, under the New AMA, Residential’s termination rights are significantly limited. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Residential “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

Under the Old AMA, Residential paid us a quarterly incentive management fee as follows:

(i)
2% of all cash available for distribution by Residential to its stockholders and to us as incentive management fee, which we referred to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we referred to as the “quarterly per share distribution amount,” exceeded $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.193, then

(iii)	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.257, and thereafter

(iv)	50% of all additional available cash for the quarter.

in each case set forth in clauses (i) through (iv), as such amounts would have been appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend, should any have occurred.

Residential distributed any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

Residential was required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incurred or payments we made on Residential’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incurred related to the asset management services we provided to Residential.

If the New AMA were terminated by Residential, our financial position and future prospects for revenues and growth would be materially adversely affected.

Residential's Business Strategy

Residential is committed to becoming and maintaining its position as one of the top single-family rental REITs serving working class American families and their communities, while also providing consistent and robust returns on equity and long-term growth for its investors. We believe Residential's business model provides it with operating capabilities that are difficult to replicate and positions Residential to opportunistically grow and effectively manage its portfolio of single-family rental properties.

First, we believe Residential's diversified acquisition strategy enables it to acquire single-family rental properties at a high yield both (a) through the purchase of rental properties either in bulk or on a one-by-one basis and (b) through the acquisition and resolution of sub-performing and non-performing mortgage loans with the expectation of converting them into single-family rental properties. We believe this diversified approach provides Residential with more avenues of growth and provides it with an advantage over other acquisition strategies.

Second, Residential's access to Altisource, which employs an established, nationwide renovation and property management infrastructure, provides Residential with immediate scale and a low cost structure that is unique in the industry today. With Altisource, Residential is not new to this industry. It is not just building a services platform, which most of its competitors are still doing. Residential does not need to determine out how to collect rents, complete renovations, manage properties on a large scale, determine how many call centers to have or how evictions really work when done carefully and thoughtfully, because Altisource has a well-developed platform to handle all of these things and more.

Third, Residential's multi-faceted loan resolution methodologies, through its mortgage loan servicers, provide it with earnings capabilities in its non-performing loan portfolio that distinguish it from other single-family rental REITs. Residential has relationships with three separate, independent servicers who have broad experience in servicing non-performing loans and finding value in Residential's loan portfolio. If we determine to continue building Residential's single-family rental portfolio through additional non-performing and sub-performing loan portfolios, Residential's experience with these servicers and their understanding of Residential's business goals will enable it to continue to compete on various levels through the single-family rental conversion process.

We believe that Residential's acquisition strategies, nationwide renovation and property management infrastructure and multi-faceted loan resolution capabilities provide it with multiple avenues of value creation that will help Residential to achieve its business objective of generating attractive risk-adjusted returns for its stockholders over the long term.

Acquisition Strategy

Residential employs a diversified single-family rental property acquisition strategy. Commencing in the second quarter of 2015, the acquisition strategy was expanded to opportunistically acquire portfolios of single-family rental properties in order to more quickly achieve scale in our rental portfolio. We expect Residential to opportunistically source, bid on and acquire additional portfolios of single-family rental properties over the course of 2016.

In the second quarter of 2015, Residential also commenced a program to begin purchasing single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. The first purchases of properties under this program occurred in the third quarter of 2015. As of February 22, 2016, Residential had purchased 124 properties pursuant to this one-by-one acquisition program and is continuing efforts to expand our capabilities to acquire more properties under this program on a quick and reliable basis.

Prior to the second quarter of 2015, Residential's preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans. However, as market conditions evolved and the acquisition of sub-performing and non-performing mortgage loan pools became more competitive and higher-priced, Residential introduced the alternative single-family rental acquisition strategies described above. While we intend to continue to review and assess the acquisition of portfolios of sub-performing and non-performing mortgage loans, we believe that the strategy of acquiring portfolios of single-family rental properties will allow Residential to achieve scale in its rental portfolio more quickly and with more control over the value, location and projected returns on the targeted assets.

Access to Established Nationwide Property Management Infrastructure

We believe that Residential's 15-year master services agreement with Altisource, pursuant to which Altisource provides Residential with property management, leasing, renovation management and valuation services, allows Residential to operate and manage single-family rental properties with cost and operational efficiency as well as predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services which we believe provide Residential with the following competitive advantages:

•
The cost structure associated with Altisource’s nationwide vendor network is not dependent upon scale; accordingly, unlike many of Residential's competitors, it does not require a critical size of single-family rental properties to attain the operating efficiencies provided by Altisource's property management services;

•
Single-family residential property and sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; we believe Residential is positioned to bid effectively on portfolios with large geographic dispersion;

•
Altisource provides Residential with a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care;

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

As of December 31, 2015, Altisource managed more than 41,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 32,000 transactions annually.

We work directly with Altisource’s vendor management team on Residential's behalf, and our construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through our team, Residential coordinates with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain to create a unified look and feel for the single-family rental properties that Residential rents, owns or acquires upon resolution of its mortgage loans.

Residential's master services agreement and other support agreements with Altisource are exclusive arrangements, and we believe that these relationships and our direct access to a large vendor network through Altisource provides Residential with significant competitive advantages over third parties with respect to acquiring and maintaining single-family rental properties. We expect Residential to hold single-family rental property assets over the long-term with a focus on developing brand and franchise value.

We also believe that the forecasted growth for the single-family rental marketplace, in combination with our projected asset management and acquisition costs for Residential and its ability to acquire high yielding assets nationwide, provides Residential with a significant opportunity to establish it as a leading residential REIT.

Loan Resolution Activities

The management and/or sale of Residential's legacy portfolio of residential mortgage loans is an important focus of its business. For the mortgage loans remaining in its portfolio, Residential seeks to employ various loan resolution methodologies, through its servicers, with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we continue to focus on converting a portion of our sub-performing and non-performing loans to performing status and managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio, including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

As discussed above, Residential's loan resolution strategy has typically led to the disposition of non-performing mortgage loans primarily through short sales, refinancing, foreclosure sales and the sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions.

In the third quarter of 2015, Residential also commenced efforts to sell certain non-performing loans to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet its rental property criteria are expected to be a growth engine for Residential, allowing it to recycle capital that it may use to purchase rental properties that meet its return profile. In the fourth quarter, Residential completed the first of such sales to two unaffiliated parties of 772 non-performing and re-performing loans with an aggregate unpaid principal balance (“UPB”) of approximately $309.6 million, representing 15% of its loan portfolio by UPB. The final sale price for these portfolios was within approximately 1% of the balance sheet carrying value.

In addition, in December 2015, Residential commenced an auction to sell an additional portfolio of 1,266 non-performing and re-performing mortgage loans with an aggregate UPB of $434.3 million, representing approximately 24% of its loan portfolio by UPB. On January 19, 2016, following the auction process, Residential agreed in principle to award the sale to an unrelated third party. The agreed upon price for this portfolio is within approximately 1% of Residential's balance sheet carrying value. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect Residential to consummate this transaction in the first quarter of 2016. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties.

Following completion of the sale of this additional mortgage loan portfolio, Residential will have sold 2,227 non-performing and re-performing loans, including 189 loans sold during June 2015, with an aggregate UPB of $790.5 million. Residential may market additional portfolios of non-performing loans in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate Residential's strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Residential is currently contemplating additional sales of non-performing loan portfolios for assets that do not meet its rental criteria.

Resolution of Loans

For the non-performing and sub-performing mortgage loans that Residential continues to hold and acquire, the preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or Residential will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for Residential. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

Certain of Residential's residential mortgage loans are liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, Residential records net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used for each loan.

A portion of our residential mortgage loans become REO either through foreclosure or as a result of Residential's acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, Residential marks the properties to the most recent market value and recognize net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, which is based on broker price opinions (“BPOs”). The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in Residential's revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

We anticipate that REO properties that meet Residential's investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for Residential's stockholders. If an REO property does not meet Residential's rental investment criteria, we expect Residential to liquidate the property and generate cash for reinvestment in other acquisitions and dividend distributions.

Real Estate Assets

On August 18, 2015, Residential completed the acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from a third party seller for an aggregate purchase price of approximately $111.4 million. This purchase was completed following a diligence process in which Residential was able to access a large portion of the properties being sold and obtain detailed property and tenant information.

During the third quarter of 2015, Residential also initiated purchases under a program to acquire single-family residential properties on a one-by-one basis through the MLS and alternative listing sources to acquire more single-family rental properties at attractive and predictable values. We believe that the fact that, because these properties are listed on the MLS or another listing source and are unoccupied, they are available to be inspected in order to provide more clarity to the condition of the house. Residential acquired 98 residential rental properties under this program during 2015 and is continuing efforts to expand its capabilities to acquire more properties under this program at attractive and predictable values during 2016.

During the year ended December 31, 2014, Residential acquired 237 REO properties as part of its mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

During the year ended December 31, 2013, Residential acquired 40 REO properties as part of its mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

As of December 31, 2015, Residential had 6,516 REO properties, consisting of 4,933 REO properties held for use and 1,583 held for sale. Of the 4,933 REO properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent, and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties held for use, we will make a final determination whether each property meets Residential's rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing, which generally reduces the price it pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets Residential's rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential's rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2014, Residential had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 properties held for sale. Of the 3,349 properties held for use, 336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties at December 31, 2014, we were in the process of determining whether these properties would meet our rental profile.

The table below provides a summary of Residential's real estate assets and the carrying value by state as of December 31, 2015 ($ in thousands):

Property Location	Property Count	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	39	$4,958	23.8
Alaska	1	185	32.0
Arizona	110	22,933	21.0
Arkansas	30	2,447	36.7
California	624	199,165	36.1
Colorado	37	8,981	28.5
Connecticut	53	9,148	59.1
Delaware	21	2,821	43.5
District of Columbia	1	218	105.0
Florida	922	141,152	27.1
Georgia	1,753	164,500	36.3
Hawaii	3	530	42.2
Idaho	19	2,919	33.9
Illinois	387	58,851	42.8
Indiana	188	20,246	30.6
Iowa	12	1,125	46.5
Kansas	23	1,739	54.1

Kentucky	58	5,797	35.3
Louisiana	21	2,004	35.9
Maine	6	668	166.2
Maryland	310	60,590	37.2
Massachusetts	56	11,335	76.3
Michigan	95	11,781	41.0
Minnesota	62	9,970	43.7
Mississippi	14	1,065	30.4
Missouri	57	5,573	43.9
Montana	3	635	28.8
Nebraska	5	520	59.8
Nevada	25	3,748	21.0
New Hampshire	13	1,868	73.4
New Jersey	89	14,688	60.4
New Mexico	34	4,838	20.4
New York	68	12,917	71.8
North Carolina	222	27,106	19.7
Ohio	118	13,293	41.2
Oklahoma	17	1,831	35.1
Oregon	16	2,718	45.5
Pennsylvania	250	31,806	54.6
Rhode Island	54	6,900	83.6
South Carolina	127	15,740	23.1
South Dakota	3	390	50.4
Tennessee	73	9,283	24.4
Texas	176	26,045	25.2
Utah	73	12,342	31.7
Vermont	5	793	108.6
Virginia	86	26,083	28.6
Washington	49	10,751	33.8
West Virginia	2	456	12.1
Wisconsin	105	10,765	50.3
Wyoming	1	209	25.0
Total real estate assets	6,516	$986,426	36.4
_____________

(1)
The carrying value of an asset is based on historical cost, which generally consists of the market value at the time of acquisition plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

As of December 31, 2015, Residential's highest concentrations of real estate were in three states, California, Florida and Georgia, which accounted for 3,300 properties (50.6% of Residential's real estate assets) with an aggregate carrying value of $504.8 million (51.2% of the carrying value of Residential's real estate assets), with the remainder dispersed among 46 other states and the District of Columbia.

Mortgage Loans

Residential did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015.

During 2014, Residential completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately

$1.2 billion. Additionally, in June 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million.

During 2013, Residential completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion.

As of December 31, 2015, Residential had 5,739 mortgage loans at fair value with an aggregate carrying value of $1.0 billion. The carrying value of mortgage loans is based on our proprietary pricing model. The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans at fair value are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of Residential's mortgage loans at fair value, please see Note 6 to our consolidated financial statements.

Residential's sub-performing and non-performing mortgage loans become REO properties when Residential obtains legal title to the property upon completion of the foreclosure process or as a result of its acquisition of the property via alternative resolution, such as deed-in-lieu of foreclosure. Additionally, some of the portfolios Residential purchases may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

The remainder of Residential's mortgage loans at fair value consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of Residential's mortgage loans at fair value was 67% of the aggregate market value as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date.

The table below provides a summary of Residential's mortgage loans at fair value based on the respective carrying value, UPB and market values of underlying properties as of December 31, 2015 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	26	$2,416	$3,683	$3,122
Arizona	30	6,531	8,722	8,697
Arkansas	36	2,225	3,205	3,228
California	401	158,270	180,063	213,557
Colorado	22	3,602	3,759	4,640
Connecticut	76	11,919	19,728	17,790
Delaware	37	5,153	6,973	6,790
District of Columbia	42	7,403	8,791	9,882
Florida	1,239	176,140	273,714	242,570
Georgia	138	14,891	20,538	19,648
Hawaii	21	7,992	9,893	10,816
Idaho	5	559	648	761
Illinois	196	29,216	44,667	38,602
Indiana	148	14,289	18,915	19,026
Iowa	10	595	789	922
Kansas	8	527	712	874
Kentucky	33	2,629	4,040	3,692
Louisiana	15	1,652	2,116	2,376
Maine	23	2,261	3,738	3,505
Maryland	318	54,887	79,834	71,814
Massachusetts	176	31,548	45,250	48,663
Michigan	30	3,472	4,261	4,857

Minnesota	20	3,615	4,197	4,821
Mississippi	12	1,408	1,802	1,820
Missouri	41	2,261	3,571	3,356
Montana	1	172	257	230
Nebraska	4	314	462	436
Nevada	90	16,629	26,699	22,212
New Hampshire	6	1,232	1,807	1,689
New Jersey	739	108,953	197,781	156,328
New Mexico	104	9,852	13,121	13,335
New York	504	114,396	156,336	166,797
North Carolina	99	11,181	14,699	15,211
North Dakota	1	85	123	130
Ohio	50	4,558	6,777	6,368
Oklahoma	14	1,818	2,462	2,340
Oregon	64	13,965	17,576	17,959
Pennsylvania	132	13,552	20,102	19,170
Puerto Rico	1	105	189	190
Rhode Island	28	3,115	6,172	4,381
South Carolina	109	11,833	15,429	15,832
Tennessee	37	4,375	5,756	5,974
Texas	264	29,312	28,690	40,780
Utah	24	4,538	5,222	5,762
Vermont	5	545	822	846
Virginia	34	7,027	9,497	9,486
Washington	294	55,044	67,848	70,680
West Virginia	3	279	520	368
Wisconsin	29	2,193	3,598	3,162
Total mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,325,495
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

As of December 31, 2015, Residential's highest concentrations of loans were in four states, which accounted for 2,883 loans (50.2% of Residential's mortgage loans at fair value) with an aggregate UPB of $807.9 million (59.6% of the UPB of Residential's mortgage loans at fair value), with the remainder dispersed among 43 other states, Puerto Rico and the District of Columbia.

As set forth in the chart below, approximately 86% of Residential's mortgage loans at fair value were 60 days or more delinquent as of December 31, 2015.

Other Services Provided by Altisource

In addition to the Altisource master services agreement described above, Residential also has a trademark license agreement with Altisource that provides it with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” Residential also has a support services agreement with Altisource to provide services to it in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance.

During 2015, we internalized certain of the support services that had been provided to us by Altisource by directly hiring 31 of the Altisource employees that had provided those services. We believe the direct hire of these employees has further increased our infrastructure so that we are better able to serve Residential operationally while enabling Altisource to focus on the property management, maintenance and brokerage services that matter most to Residential.

Residential's Investment Process

Acquisition Process for Bulk Single-Family Rental Properties

We have continued to hire key personnel and portfolio managers with substantial experience in the real estate market. Using deep market connections and employing advanced quantitative models and reasoning, the capital markets group focuses on sourcing, analyzing and negotiating the purchase of large, meaningful portfolios of rented single-family properties. This experience and execution of the business model has enabled Residential to purchase a portfolio of 1,314 single-family rental properties in Atlanta, of which more than 94% were occupied by tenants with a stabilized rental income. In December 2015, Residential also bid for, and was awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. The size, composition and location of the properties were analyzed and negotiated by our portfolio management team, which is in the process of conducting advance due diligence on the properties. Such due diligence is being conducted with the assistance of Residential's property manager and involves physical inspection of the homes and analysis of the rent rolls and projected rental income for the properties. No assurance can be given that Residential will consummate this acquisition on a timely basis or at all.

Acquisition Process for One-by-One Real Estate Purchases

Residential's program to purchase residential rental properties on a one-by-one basis targets residential real estate listed on the MLS and alternative listing sources in strategically selected markets. Through analysis of local demographic, housing and crime-related metrics, we are able to identify potentially attractive market sub-segments and pursue properties in such areas, often shortly after they become available. Our review process depends on the characteristics of each property being evaluated for purchase, and the due diligence process may include an assessment of the applicable HOA requirements, neighborhood walkthroughs, property inspections and final rental suitability evaluations, all prior to Residential acquiring the asset. Through December 31, 2015, Residential acquired 98 residential properties, and we expect Residential to continue to purchase residential rental properties throughout 2016.

Acquisition Process for Sub-performing and Non-performing Mortgage Loans

Our underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate Residential's resolution timelines using advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws, and enforceability of liens among other factors.

Residential's Financing Strategy

Residential intends to continue to finance its investments with leverage, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential's financing sources may include bank credit facilities, warehouse lines of credit, securitization financing, structured financing arrangements and repurchase agreements, among others. Residential may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Investment Committee and Investment Policy

We conduct substantially all of the investment activities on behalf of Residential pursuant to the New AMA. Residential’s Board of Directors has adopted a broad investment policy designed to facilitate our management of Residential’s capital and assets and our maintenance of an investment portfolio profile that meets Residential’s objectives. We report to Residential’s Investment Committee, whose role is to act in accordance with the investment policy and guidelines approved by Residential’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provides that we can facilitate Residential’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate assets. We are also authorized, on behalf of Residential, to offer leases on acquired single-family residential real estate. The investment policy may be modified by Residential’s Board of Directors without the approval of our stockholders.

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

Investment Committee Guidelines

The activities of Residential’s Investment Committee are subject to the following guidelines, which we must follow in making recommendations to the Investment Committee:

•	No investment will be made that would cause Residential or any of its subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment will be made that would cause Residential to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”); and

•
Until appropriate investments can be identified, Residential may invest available cash in interest-bearing and short-term investments that are consistent with (a) Residential’s intention to qualify as a REIT and (b) Residential’s exemption from registration as an investment company under the Investment Company Act.

Broad Investment Policy Risks

Residential's investment policy is very broad and, therefore, its Investment Committee and we have extensive latitude in determining the types of assets that are appropriate investments for Residential and to make individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Residential's Board of Directors will periodically review its investment policy and its investment portfolio but will not review or approve each proposed investment made by us unless it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, Residential's Board of Directors will rely primarily on information provided to it by us. Furthermore, we may use complex strategies, and transactions entered into by us on behalf of Residential may be costly, difficult or impossible to unwind by the time they are reviewed by Residential's Board of Directors. Further, Residential may change its investment policy and targeted asset classes at any time without the consent of its stockholders, which could result in it making investments that are different in type from, and possibly riskier than, its current investments or the investments currently contemplated. Changes in Residential's investment strategy, investment policy and targeted asset classes may increase its exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect Residential and, in turn, could adversely affect the fees we earn under our asset management agreement.

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million in 100% of the voting common stock of NewSource. Residential simultaneously entered into a subscription agreement to invest $18.0 million to acquire non-voting preferred stock of NewSource. On October 17, 2013, we and Residential invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). In September 2015, we contributed an additional $5.0 million to NewSource.

Additionally, on November 18, 2013, NewSource entered into a management agreement with us to provide asset management and corporate governance services for an aggregate annual management fee of $840,000, and in November 2013, NewSource entered into a management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations. Effective October 1, 2015, we suspended further charges to NewSource for services under the management agreement.

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

On September 14, 2015, NewSource completed the repurchase of all of Residential's shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, Residential was eligible to receive a 12% annual cumulative preferred dividend on its investment. In connection with the repurchase of the preferred stock, NewSource also paid to Residential the accrued but unpaid dividend on its shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million.

Employees

As of December 31, 2015, we had 46 full time employees. Our executive officers are also officers of Residential.

On January 18, 2016, we hired a new dedicated General Counsel for Residential. Although he is not employed by Residential, his primary duties are to act as Residential's General Counsel, and he reports to Residential's Board of Directors. Residential also directs and approves his compensation and reimburses us for all costs associated with his employment.

Service Providers

We have entered into a support services agreement with Altisource (the “Altisource support services agreements”) pursuant to which Altisource may provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. In addition, we have entered into trademark license agreements with Altisource that provides us with non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also entered into a technology services agreement with Altisource pursuant to which Altisource provides us with technology support services for network management and telephony.

During 2015, we internalized certain of the support services that had been provided to us by Altisource by directly hiring 31 of the Altisource employees that had provided those services. We believe the direct hire of these employees has further increased our infrastructure so that we are better able to serve Residential operationally while enabling Altisource to focus on the property management, maintenance and brokerage services that matter most to Residential.

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

Residential's Competition

Residential faces competition from various sources for the acquisition of residential rental properties and residential mortgage loans. Residential's competition includes other REITs, hedge funds, private equity funds and partnerships. To effectively compete, Residential will rely upon our management team and their substantial industry expertise, which we believe provides Residential with a competitive advantage and helps Residential assess the investment risks and determine appropriate pricing. We expect Residential's integrated approach of acquiring residential rental properties, both in bulk and on a one-by-one basis, as well as converting sub-performing and non-performing residential mortgage loans into rental properties will enable Residential to compete more effectively for attractive investment opportunities. However, we cannot assure you that Residential will be able to achieve its business goals or expectations due to the competitive pricing and other risks that it faces. Residential's competitors may have greater resources and access to capital and higher risk tolerances than Residential, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available residential rental properties and related assets will fluctuate, the competition for assets and financing may increase.

Residential also faces significant competition in the single-family rental market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Residential will rely upon the ability of our management team to supervise the renovation, yield management and property management services on its acquired properties. Despite these efforts, some of Residential's competitors' single-family rental properties may be of better quality, be in more desirable locations than its properties or have leasing terms more favorable than

Residential offers. In addition, Residential's ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that Residential will be successful in acquiring or managing single-family rental properties that satisfy its return objectives.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

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

We commenced operations approximately three years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will remain profitable or that it will be sustainable. The earnings potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

We are operating under a new asset management agreement with Residential that substantially changes the fee structure in which we earn fees; failure of Residential to achieve desired results could result in drastically reduced fees to us would have a material adverse effect on our operating results and financial condition.

In March 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA as described under “Item 1. Business - Asset Management Agreement.” The three components of the fee structure are the Base Management Fee, which ranges from 1.5% to 2.0% of Residential’s invested capital (as defined in the New AMA), the Conversion Fee, which is 1.5% of the market value of the single-family homes leased by Residential for the first time during the quarter, and the Incentive Management Fee, which ranges from 20% to 25% of the amount by which Residential’s return on invested capital (based on AFFO as defined in the New AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). To the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

Since the effective date of the New AMA, we have not yet earned any Incentive Management Fees because Residential has not achieved a return in invested capital of greater than 1.75% in any quarter since April 1, 2015. In addition, since Residential’s performance has resulted in shortfalls of the 1.75% return on invested capital for the past three quarters, those shortfalls have been added to the return on invested capital Residential must achieve before entitling us to an Incentive Management Fee. We cannot be certain as to if, or when, we will earn an Incentive Management Fee under the New AMA. If Residential is unable to achieve a return on capital that entitles us to earn an Incentive Management Fee, our operating results and financial condition would be significantly limited, which absent additional new revenue streams, could materially and adversely affect us.

Residential is our primary client and we are primarily reliant on Residential to generate our revenues. A loss of Residential as a client and/or our inability to obtain or develop new clients would materially adversely affect us.

Residential currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Despite Residential’s or our efforts, Residential may fail to substantially grow or have adverse financial performance for a number of reasons including, without limitation, failure to maintain adequate liquidity, an inability to grow through equity offerings and/or debt facilities, generation if poor or inadequate returns, or an inability to, or substantial delays in growing or monetizing its portfolio. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term or each renewal term. However, Residential has the ability to terminate us (a) “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) in connection with certain change of control events. There can be no assurance that Residential will not be able to terminate us prior to the end of the initial term or any renewal term, particularly after April 2018, if Residential’s results do not achieve the required returns in two consecutive years. Residential may also make a decision to abandon the single-family rental business, which may have the constructive effect of terminating the agreement or drastically reducing our fees under the New AMA.

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

We invested $2.0 million in 100% of the common stock of NewSource during 2013, and we invested an additional $5.0 million in 2015. Despite the commencement in 2014 of NewSource’s title reinsurance business operations, NewSource determined that the economics of the initial business activities did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party for a price of $3.2 million.

NewSource is continuing to evaluate its real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that NewSource will be able to develop or grow its business strategy or operations, or engage in insurance and reinsurance activities at all. In any such event, the business model for NewSource would become challenged or the growth of NewSource would become hampered, which would adversely affect the economics of our investment in NewSource and /or generate stockholder returns to us.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation date.

We are directly subject to reporting and other obligations under the Exchange Act. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We have incurred, and expect to continue to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal controls over financial reporting and will require a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, during the fourth quarter of 2015, we concluded that certain material weaknesses existed as of December 31, 2014.  Specifically, management identified a material weakness in our internal control over financial reporting related to (1) the review of the BPOs used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at third party vendors that we use to provide fair value information for individual properties, and (2) the review of assumptions used to determine the fair value of mortgage loans.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2015, we have not yet fully remediated the material weakness relating to the review of assumptions used to determine the fair value of mortgage loans.  We are currently in the process of designing, documenting and implementing additional control procedures to remediate this material weakness.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

We may become subject to United States federal income taxation.

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

Concentration of Credit Risk

We and Residential maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2015, we and Residential had an aggregate of approximately $204.1 million at financial institutions in excess of FDIC insured limits. Any event that would cause a material portion of our and/or Residential’s cash and cash equivalents and restricted cash at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

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

Residential commenced operations approximately three years ago and its business model is relatively untested. Businesses like Residential’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict Residential’s results of operations, financial condition and cash flows. Residential only began to generate residential rental revenue during 2013, and its historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to its acquisition strategy and its diversified approach of acquiring single-family rental properties directly, Residential did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015. While it intends to continue to review and assess the acquisition of portfolios of residential mortgage loans, Residential may not pursue further acquisitions of such loans. Further, there can be no assurance that Residential will be able to identify and successfully acquire portfolios of single-family rental properties or related assets on favorable terms or at all.

We anticipate significant growth in Residential's rental portfolio, which may result in our inability to effectively manage its rental portfolio, including, but not limited to, delays in renovations, poor tenant selection and other operational inefficiencies that could reduce Residential's profitability or damage its reputation. Generally, we expect that Residential's single-family rental portfolios may grow at an uneven pace, if at all, as opportunities to acquire single-family rental portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of single-family rental properties. The timing and extent of Residential's success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

Commencing in the third quarter of 2015, Residential began to package and sell portfolios of non-performing loans to unaffiliated third parties. Residential will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future. The timing and extent of Residential's success in selling such assets on acceptable terms or at all cannot be predicted due to market conditions, including the demand for residential mortgage loans. It is anticipated that the proceeds generated from such transactions will be utilized, in part, to facilitate Residential's strategy to purchase single-family residential properties either in bulk or on a one-by-one basis. Residential's inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with its preferred timing could potentially cause a strain on its liquidity, and Residential may be forced to reduce prices, continue to hold such residential mortgage loans at less than ideal leverage ratios and/or bear other costs, which could materially and adversely affect Residential's financial condition and its ability to make further acquisitions.

The success of Residential's loan resolution efforts remains an important aspect of its business. It could take longer than originally expected, and therefore be more costly, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if Residential is not able to generate sufficient cash flows from its loan modification and refinancing or other activities, it may not have cash available for distribution to its stockholders for an extended period of time.

As a result of the foregoing developments, results from prior periods are not necessarily indicative of Residential's results for any future period, and Residential may not have sufficient additional capital to implement its business model. There can be no assurance that Residential's business will remain profitable or that its profitability will be sustainable. The earnings potential of Residential's business is unproven, and its limited operating history makes it difficult to evaluate Residential's prospects. Residential may not be able to implement its business strategy as planned, which could materially and adversely affect Residential.

Residential's business could be negatively affected as a result of shareholder activism, which could cause it to incur significant expense, hinder execution of its business strategy and impact the trading value of the its securities.

Activist shareholders are currently publicly advocating for certain governance and strategic changes at Residential, and there is no assurance that such efforts will not be successful or that Residential will not be subject to additional shareholder activity or demands in the future. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with Residential's ability to execute its strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to Residential's future direction and adversely affect its relationships with key business partners. Also, Residential may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect Residential's business and operating results. Further, the market price of Residential's common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

Residential is operating in an emerging industry, and the long-term viability of its investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the single-family rental property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, Residential is subject to the risk that single-family rental properties may not prove to be a viable long-term investment strategy for a permanent capital vehicle on an institutional scale. If it turns out that this investment strategy is not a viable one, Residential would be materially and adversely affected and may not be able to sustain the growth of its assets and operations that it seeks.

Residential's failure to raise equity capital and/or obtain adequate debt financing could adversely affect its ability to increase its portfolio, manage its existing assets and generate shareholder returns.

Residential's success has been, may continue to be, largely dependent on its ability to raise equity capital and obtain debt financing to increase its rental portfolio, manage its existing assets and generate attractive stockholder returns. Residential requires significant financial resources and relies heavily on cost-effective leverage to maintain its obligations under its debt facilities and to continue to acquire portfolios of single-family residential properties and residential mortgage loans. If Residential is unable to continue to raise equity capital, or leverage its portfolio through repurchase facilities and/or securitizations, its current portfolio and cash from operations may become inadequate to meet its financial obligations.

Residential uses leverage as a component of its financing strategy in an effort to enhance its returns. We can provide no assurance that Residential will be able to timely access all funds available under its financing arrangements or obtain other debt or equity financing on favorable terms or at all. To qualify as a REIT, Residential will be required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. As a result, Residential's ability to retain earnings to support its financing activity and fund acquisitions, property renovations or other capital expenditures will be limited.

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

There can be no assurance that Residential will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Residential's ability to make or sustain distributions to its stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms; its ability to sell residential mortgage loans on favorable terms, or at all; the success of its loan resolution efforts; the ability of borrowers to refinance its loans with other lenders; its ability to sell modified loans on favorable terms; the availability of short-term and long-term financing on favorable terms; the length of time required to convert a distressed loan into a single-family rental property; the level and expected movement of home prices; the occupancy rates and rent levels of properties; the restoration, maintenance, marketing and other operating costs; our ability to effectively manage a significant increase in the number of properties in its single-family rental portfolio; the level and volatility of interest rates, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that Residential will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Residential's investment strategy, which could materially and adversely affect our results of operations and financial condition.

Residential has leveraged its investments and expects to continue to do so, which may materially and adversely affect its return on investments and may reduce cash available for distribution to Residential's stockholders.

To the extent available, we intend to continue to leverage Residential's investments through borrowings, the level of which may vary based on the particular characteristics of Residential's investment portfolio and on market conditions. We have leveraged certain of Residential's investments to date through its repurchase agreements. When Residential enters into any repurchase agreement, it may sells securities, residential mortgage loans or residential properties to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to Residential at the end of the term of the transaction. Because the cash Residential receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Residential, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Residential to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Residential may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses. In the event Residential is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to Residential. Residential's repurchase agreements generally require it to comply with various financial covenants, including those relating to tangible net worth, profitability and its ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that Residential is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect Residential.

Residential's repurchase agreements to finance sub-performing and non-performing loans are complex and difficult to manage. In part, this is due to the fact that the residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Residential's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, Residential's outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that Residential repurchase a portion or all of the collateral, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with Residential. Because Residential's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Residential incurs on its repurchase agreements could materially and adversely affect Residential.

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

Failure of our third party mortgage servicers, including Ocwen Financial Corporation, to effectively perform their servicing obligations under our servicing agreements could have an adverse effect on Residential.

Residential is contractually obligated to service the residential mortgage loans that it acquires. Residential does not have any employees, servicing platform, licenses or technical resources necessary to service its acquired loans. Consequently, Residential has engaged mortgage servicers to service the non-performing and sub-performing and non-performing loans it acquires. Through 2014, Residential had exclusively engaged Ocwen Financial Corporation (“Ocwen”) to service the residential mortgage loans in its portfolio.

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

The growth of Residential's single-family rental portfolio, at least in the short term, is expected to be dependent on its ability to sell portfolios of our non-performing and re-performing mortgage loans at or near the carrying value for those loans or at a profit. If Residential is unable to sell these portfolios of mortgage loans at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices of non-performing mortgage loans, Residential's ability to utilize the equity embedded in these loans would be harmed and have a material adverse effect on its ability to convert the proceeds of such sales into buying power for the acquisition of single-family rental properties. Furthermore, a large portion of the sale proceeds of such non-performing mortgage loans are utilized to purchase the loans off of Residential's repurchase facilities for which the non-performing mortgage loans are collateral. If a higher than expected portion of the loan sale consideration must be utilized to repurchase loans off of its facilities, Residential's ability to purchase single-family rental properties may also be adversely affected, which would slow the growth of its rental portfolio.

A significant portion of the residential mortgage loans that Residential has acquired, and may continue to acquire, are, or may become, sub-performing or non-performing loans, which increases its risk of loss.

Residential has acquired, an may continue to acquire, distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios Residential purchases, it also may acquire performing loans that subsequently become sub-performing or non-performing. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Even though Residential typically pays less than the amount owed on these loans to acquire them, if actual results are different from its assumptions in determining the price for such loans, it may incur significant losses. There are no limits on the percentage of sub-performing or non-performing loans Residential may hold. Any loss Residential incurs may be significant and could materially and adversely affect it, which could materially and adversely affect our results of operations and financial condition.

Many of Residential's assets may be illiquid, and this lack of liquidity could significantly impede its ability to vary its portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if it is required to dispose of them.

The distressed residential mortgage loans Residential has acquired are generally illiquid in that there are a limited number of qualified or interested parties to acquire the portfolios held for sale. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. Residential recently completed the sale of two portfolios of non-performing loans to unaffiliated third parties and will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future. The timing and extent of its success in selling such assets on acceptable terms or at all cannot be predicted due to their illiquid nature. Residential's inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with its anticipated timing could potentially cause a strain on its liquidity, which could materially and adversely affect our results of operations and financial condition

Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the supply of, value of and the returns on single-family rental properties and sub-performing and non-performing loans.

Residential's business model is partially dependent on the success of its single-family rental property direct purchases and loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. The number of single-family rental properties as well as sub-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic volatility, decline or improvement. Sellers of residential rental properties may be unwilling or unable to sell their assets. In addition, for non-performing mortgage loans, lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration or “FHA” and the Federal Deposit Insurance Corporation or “FDIC” has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program or “HAMP”, which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program or “H4H Program”, which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program, or the “HARP Program,” which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program, the HARP Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, Residential's portfolio of sub-performing and non-performing loans.

Other governmental actions may affect Residential's business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (the “DOJ”), the Department of Housing and Urban Development (“HUD”), State Attorneys General, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet Residential's investment criteria.

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

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of single-family residential property portfolios available for sale. Because Residential operates in an emerging industry, market conditions may be volatile, and the prices at which portfolios of single-family residential properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of single-family residential properties that Residential may acquire may decline over time, which could materially and adversely affect Residential.

Portfolios of properties that Residential has acquired or may acquire may include properties that do not fit its investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect its operating results.

Residential acquired, and expects to continue to acquire, portfolios of single-family residential properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with its property management and leasing standards, Residential may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to Residential regarding such portfolios during our due diligence may be inaccurate, and Residential may not be able to obtain relief under contractual remedies, if any. If Residential concludes that certain properties acquired as part of a portfolio do not fit its investment criteria, it may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect Residential.

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

Residential's ability seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, to promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the residential mortgage assets in which it invests and its expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain of Residential's acquired loans may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit Residential's ability, through its mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A substantial portion of Residential's investments are, and in the future may be, sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans Residential acquires are impacted by these issues, Residential may be required to recommence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing its costs and/or diminishing its expected return on its investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact Residential's business.

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

Residential's assets are not subject to any geographic diversification requirements or concentration limitations. Entities that sell distressed mortgage loan or residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of Residential's portfolio by geography, single-family rental property characteristics and/or borrower demographics. Such concentration could increase the risk of loss to Residential if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties or borrowers are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. A material decline in the demand for single-family housing or rentals in these or other areas where Residential owns assets may materially and adversely affect Residential. Lack of diversification can increase the correlation of non-performance and foreclosure risks among Residential's investments. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Short-term leases of residential property expose Residential more quickly to the effects of declining market rents.

We anticipate that a majority of Residential's leases to tenants of single-family rental properties will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because Residential has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

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

Many of the expenses associated with Residential's business, such as acquisition costs, restoration and maintenance costs, HOA fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Residential's assets also will likely require a significant amount of ongoing capital expenditure. Residential's expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as Residential's portfolio grows through additional property acquisitions. By contrast, Residential's revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in its markets. As a result, Residential may not be able to fully, or even partially, offset any increase in its expenses with a corresponding increase in its revenues. In addition, state and local regulations may require Residential to maintain its properties, even if the cost of maintenance is greater than the potential benefit. If these risks are realized by Residential, our ability to generate incentive management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

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

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc., or “MERS,” a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described with respect to “Residential's inability to promptly foreclose upon defaulted residential mortgage loans could increase its cost of doing business and/or diminish its expected return on investments” may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect Residential, which could materially and adversely affect our results of operations and financial condition.

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

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements Residential is subject to as a stand-alone reporting public company.

Residential is subject to reporting and other obligations under the Exchange Act, as amended. Under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” Residential is required to maintain effective disclosure controls and procedures. To comply with these requirements, Residential may need to implement additional financial and management controls, reporting systems and procedures. Residential has incurred, and expects to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If Residential is unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, its ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on Residential. Residential is also required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal control over financial reporting and a report thereon by its independent registered public accounting firm. These reporting and other obligations may place significant demands on its management, administrative and operational resources, including accounting systems and resources.

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

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of Residential's investments. A prolonged recession and a slow recovery could materially and adversely affect Residential as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family rental properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect Residential to have rent terms of one to two years;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates, availability and terms of debt financing; and

•	economic conditions that could cause an increase in Residential's operating expenses such as increases in property taxes, utilities and routine maintenance.

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

In addition, NewSource has registered as a Class 3A Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource’s ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions, which could have a material adverse effect on NewSource’s business. As a result, the value of our investment in NewSource could decline.

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

A significant number of Residential's single-family rental properties may be part of homeowners’ associations. Residential and its renters will be subject to the rules and regulations of such homeowners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

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
We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded. For example, in January 2015, a purported shareholder filed a derivative action against the members of Residential's Board of Directors, Residential and us in connection with Residential's asset management agreement with us, which Residential ultimately agreed to settle for $6.0 million. This settlement was covered by and paid for with Directors & Officers Insurance, but other ongoing and/or future claims may not be covered or partially covered, which could have a material adverse effect on our earnings in one or more periods. Other derivative actions and class actions were also filed against us and/or Residential during 2015, either as the primary defendant or as an aiding and abetting defendant. There can be no assurance that any settlement or liabilities in these actions would be covered by Residential's or our insurance policies. For more information concerning these matters, please see “Item 3. Legal Proceedings.” While we and Residential and our respective Boards of Directors deny the allegations of wrongdoing in the actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against Residential or us or settlements that could require substantial payments by Residential or us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against Residential or us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of Residential's and our business, we, through Altisource or Residential's mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Residential's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Residential and/or us.

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

In August 2011, the SEC issued a concept release that indicated that the SEC is reviewing whether certain mortgage related pools which rely (like Residential) on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. Since Residential's primary investment strategy is to directly invest in REO Properties and mortgages secured by real estate, Residential does not believe that the SEC's review will have a material impact on its status as a non-investment company business or its ability to continue to rely on the Section 3(c)(5)(C) exception; however, Residential cannot provide any assurance that the outcome of the SEC's review will not require Residential to register under the Investment Company Act. If Residential is determined to be an investment company or it fails to qualify for this exception from registration as an investment company, or the SEC determines that companies that engage in businesses similar to Residential's are no longer able to rely on this exception, Residential may be required to register as an investment company under the Investment Company Act.

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

Each of our executive officers is also an executive officer of Residential and has interests in our relationship with Residential that may be different than the interests of our stockholders. As a result, they may have obligations to us and Residential, and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Residential. In particular, these individuals have a direct interest in the financial success of Residential that may encourage these individuals to support strategies in furtherance of the financial success of Residential that could potentially adversely impact us

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Residential or AAMC, including where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with Residential. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Residential. Although we continue to seek ways to lessen many of these potential conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Residential, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with Residential.

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

Risks Related to Residential's Qualification as a REIT

Residential’s failure to qualify as a REIT would materially and adversely affect Residential and us.

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

From time to time, Residential may be forced to sell properties that do not meet its investment objectives or it may need to sell properties, mortgage loans or other assets either because they do not meet its rental portfolio objectives or to satisfy its REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If Residential were to purchase real estate assets with a view toward re-selling them, it could be considered a “dealer” of real estate, which could cause Residential to fail to meet its REIT requirements or such sales could be considered “prohibited transactions.” Because Residential has historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there are always going to be assets that it purchases as part of all-or none portfolios that are not acceptable for its portfolio and necessary to sell. Typically, Residential contributes REO properties that it determines will not meet its rental portfolio criteria to its taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. In addition, Residential has been selling its non-performing loan portfolios from its qualified REIT subsidiaries, but Residential expects to limit such portfolios to fewer than six in any calendar year based on guidance that fewer than six sales per year would not result in these transactions being “prohibited transactions.” The IRS may deem one or more sales of Residential's properties to be “prohibited transactions.” If the IRS takes the position that Residential has engaged in a “prohibited transaction” (i.e., if Residential sells a property held by us primarily for sale in the ordinary course of our trade or business), the gain it recognizes from such sale would not disqualify Residential as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Residential will be able to qualify for the safe harbor. Residential does not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

The “taxable mortgage pool” rules may increase the taxes that Residential or Residential’s stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution.

Residential's Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited. In the future, Residential could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution. Residential's Board of Directors will make determinations regarding distributions based upon various factors, including its historical and projected financial condition and requirements, liquidity and results of operations, financing covenants, maintenance of its REIT qualification, applicable law and other factors, as its Board of Directors may deem relevant from time to time. To the extent that Residential is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, it could be materially and adversely affected. To the extent Residential may have to raise equity capital, it may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect its ability to make distributions to its stockholders. This, in turn, could materially and adversely affect our ability to generate incentive management fees.

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

The net income of Residential's TRSs is not required to be distributed to Residential, and income that is not distributed to Residential generally will not be subject to the REIT income distribution requirement. However, there may be limitations on Residential's ability to accumulate earnings in its TRSs and the accumulation or reinvestment of significant earnings in its TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in Residential's TRSs causes the fair market value of its securities in our TRSs and certain other nonqualifying assets to exceed 25% of the fair market value of its assets, it would fail to qualify to be taxed as a REIT, which could materially and adversely affect us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are 36C Strand Street, Christiansted, St. Croix, United States Virgin Islands 00820.

On April 16, 2015, we entered into a lease with respect to office space in Christiansted, St. Croix in the U.S. Virgin Islands. The lease has an initial term of five years, and we have an option to extend the lease for an additional five-year term. The office space under the lease is approximately 5,000 square feet and is located at Plot No. 56, Estate Southgate Farm, Christiansted, VI 00820.

The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. The landlord is required to make renovations and build offices in the premises under the lease, and the renovations are expected to be completed during 2016. During the renovation period, the landlord has provided AAMC with approximately 4,000 square feet of temporary space, located at 36C Strand Street, Christiansted, VI 00820, at a rent of $4,000 per month.

For information concerning Residential's mortgage loans at fair value and its real estate assets, see “Item 1. Business.”

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2015 or which settled during 2015:

Police Retirement System of St. Louis v. Erbey, et al. On January 15, 2015, a stockholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported stockholder of Residential under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223. The action named as defendants William C. Erbey and each of the members of Residential’s Board of Directors and alleged that Mr. Erbey and Residential’s Directors breached their fiduciary duties in connection with the asset management agreement among Residential, Altisource Residential, L.P. and us. The action also named Altisource Residential, L.P. and AAMC as defendants and alleged that we aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named Residential as a nominal defendant. The plaintiff sought, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing Residential’s Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to Residential’s corporate governance and an award of attorney’s and other fees and expenses.

On March 31, 2015, we and Residential entered into the New AMA to replace the Original AMA. This New AMA was publicly announced on March 31, 2015. In connection with the entry into the New AMA, the Defendants (including all the individual defendants, Residential, AAMC and Altisource Residential, L.P.) and Plaintiff entered into a Memorandum of Understanding (the “MOU”) to settle the action for the consideration of the New AMA and an application for an award of attorneys’ fees and litigation expenses for plaintiff’s counsel of an amount not to exceed $6.0 million.

On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the court on the same day. By Order dated August 3, 2015, the court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized Residential to provide notice of the proposed Settlement to its stockholders.

On November 9, 2015, the Settlement was approved by the court, and no shareholders objected to the Settlement. Therefore, the matter was resolved and all claims in the action that were, or could have been, brought by or on behalf of Residential challenging the Original AMA among Residential, Altisource Residential L.P. and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. Pursuant to the Settlement, the defendants paid the attorneys’ fees and expenses of plaintiff’s counsel in an amount of $6.0 million. This payment was a 100% covered claim under Residential’s and our insurance policy, and we recognized no loss in connection with this settlement.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of Residential under the caption Kirk Hulstrom v. William Erbey, et al., SX-15-CV-158. The action named as defendants William C. Erbey, each of the current and former members of Residential’s Board of Directors, certain officers of Residential, AAMC and Ocwen. In the complaint, plaintiff asserted claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between Residential and us. As to AAMC and Ocwen, plaintiff alleged that both companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named Residential as a nominal defendant.

In November 2015, the parties agreed that plaintiff Hulstrom would become party to the Settlement in the Police Retirement System of St. Louis action described above with no additional Settlement payment by the defendants. In connection therewith, on December 10, 2015, Hulstrom filed a notice of voluntary dismissal of this matter, which released and resolved all claims asserted in this action. Therefore, there is no expected liability to us in this matter.

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, Mr. Erbey and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with Residential, Altisource, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff. On May 15, 2015, the court entered a scheduling order requiring plaintiff to file an amended complaint on or before June 19, 2015, and setting a briefing schedule for any motion to dismiss. Plaintiff filed an amended complaint on June 19, 2015. On July 20, 2015, AAMC and Mr. Erbey filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on September 3, 2015, and we are awaiting a decision from the court on the motion. We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Residential and AAMC.

On May 15, 2015, the plaintiff and the defendants filed an agreed motion to stay the action until the earliest of any of the following events: (i) the City of Cambridge Retirement System action is dismissed with prejudice; (ii) any of the defendants in the City of Cambridge Retirement System action file an answer in that action; and (iii) defendants do not move to stay any later-filed derivative action purportedly brought on behalf of us arising from similar facts as the Kanga action and relating to the same time frame or such motion to stay is denied.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al. On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen.

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Residential, AAMC, Altisource and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance and an award of attorneys’ and other fees and expenses.

On April 13, 2015, nominal defendant Ocwen and defendants Mr. Erbey and Mr. Faris filed a motion to stay the action.

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant Residential filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted Residential's and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

On December 15, 2015, Hutt v. Erbey, et al., Case No. 15-cv-81709-WPD, was transferred to the Southern District of Florida from the Northern District of Georgia. That same day, a third related derivative action, Lowinger v. Erbey, et al., Case No. 15-cv-62628-WPD, was also filed in the Southern District of Florida. The court then requested that the parties file a response stating their positions as to whether the actions should be consolidated. On December 29, 2015, we filed a response stating that we took no position on the issue of consolidation, so long as our defenses were fully reserved should plaintiff Sokolowski seek to file an amended complaint. Neither plaintiff Sokolowski nor plaintiff Hutt opposed consolidation in their responses. On December 30, 2015, the court issued an order that, among other things, extended the deadline for plaintiff Sokolowski to file its amended complaint to cure the jurisdictional defects as to Residential and us until January 13, 2016. On January 8, 2016, the court issued an order consolidating the three related actions.

On February 2, 2016, Plaintiffs Sokolowski and Lowinger filed competing motions for appointment of lead counsel in the consolidated action. These motions were fully briefed on February 5, 2016. Subsequently, on February 17, 2016, the court issued an order appointing Sokolowski’s counsel as lead counsel with Lowinger’s and Hutt’s counsel serving on the executive committee of the plaintiffs. It also ordered that a consolidated complaint in the matter shall be filed no later than March 8, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE MKT under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2015		2014
Quarter ended	High	Low	High	Low
March 31	$342.85	$156.33	$1196.36	$769.59
June 30	259.95	140.50	1,112.37	723.06
September 30	147.10	23.55	763.75	540.00
December 31	38.00	11.34	699.92	310.12

The number of holders of record of our common stock as of February 22, 2016 was 51. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 10 to the consolidated financial statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception to December 31, 2015.

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of $300.0 million of common stock.  At December 31, 2015, we have remaining approximately $50.9 million authorized by our Board of Directors for share repurchases.  Repurchased shares are held as treasury stock and available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending December 31, 2015 (dollars in thousands except per share amounts).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased under Plans or Programs (1)
October 2015	—	$—	292,450	$53,588
November 2015	—	—	292,450	53,588
December 2015	206,013	12.95	498,463	50,919
For the quarter ended December 31, 2015	206,013	$12.95	498,463	$50,919
__________
(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.
(2) The number of shares above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the year ended December 31, 2015, 4,969 shares were reacquired at a weighted average per share price of $216.26 pursuant to our equity incentive plan.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Dow Jones U.S. Asset Manager Index. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014	2015
Altisource Asset Management Corporation	$546.67	$6,200.00	$2,067.47	$114.40
S&P 500	100.47	130.22	145.05	144.00
Dow Jones U.S. Asset Manager Index	102.86	147.79	159.28	140.23

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

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Total revenue	$248,099	$423,298	$72,297	$—
Net (loss) income attributable to common stockholders	(3,290)	59,679	(5,293)	(46)
(Loss) earnings per basic share	(1.59)	26.31	(2.26)	(0.02)
(Loss) earnings per diluted share	(1.59)	21.07	(2.26)	(0.02)

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$2,525,776	$2,760,698	$1,405,104	$105,815
Repurchase agreements	767,513	1,015,000	602,382	—
Other secured borrowings	505,630	324,082	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. Our primary clients is Residential.

We have a capital light operating strategy. Residential is currently our primary source of revenue and will drive our results. On March 31, 2015, we entered into the New AMA with an effective date of April 1, 2015. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and REO properties that become rental properties during each quarter, our operating results are highly dependent on Residential's operating results.

We have concluded that Residential is a VIE because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential’s financial condition and results of operations because under the Residential asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential’s financial results in our consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, we expect to deconsolidate Residential from our consolidated financial statements effective January 1, 2016 after our adoption Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

The 2015 fiscal year has been a period of marked change for Residential. We advised Residential through many crucial steps that we believe are necessary and appropriate for Residential to become one of the preeminent single family rental operators in the industry and position it for future growth and success. Among others, these important steps include:

•
We facilitated Residential's transfer of approximately two-thirds of servicing, representing almost all of its non-securitized loans, away from Ocwen to its two new mortgage loan servicing vendors, Fay Servicing and BSI Financial Services. These servicing transfers diversified Residential's servicing base and provided it with more bandwidth to service and convert its loan portfolio into single-family rentals.

•
We advised Residential on its renewal, extension and upsize of its repurchase and loan facilities with its lenders throughout 2015 and continued to securitize its non-performing loan portfolios. Residential's amended repurchase and loan facilities have also provided it with substantially more financing capacity for its REO portfolio as its total portfolio has been transitioning from one dominated by non-performing loans to a portfolio with substantial REO and single-family rental properties. We expect that the amended agreements will also enable Residential to leverage and sell more properties that do not meet its rental criteria, providing it with more liquidity to purchase properties for its rental portfolio. Residential's total funding capacity under these new and amended facilities as of December 31, 2015 was $1.3 billion, and its remaining available financing capacity as of December 31, 2015 was approximately $512.4 million.

•
We advised Residential on the diversification of its single-family acquisition strategies to acquire single-family rentals in bulk and/or directly purchase REOs on a one-by-one basis to more quickly and efficiently build its rental portfolio, as non-performing loans have become higher priced and economically unattractive. In August 2015, Residential purchased a portfolio of 1,314 single-family rental properties in Atlanta, of which more than 94% were occupied by tenants with stabilized rental income. In December 2015, Residential also bid for, and was awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. On February 9, 2016, Residential executed the purchase agreement for this portfolio and, subject to completing confirmatory due diligence, expects to close this transaction prior to the end of the first quarter of 2016. Since Residential commenced this diversified acquisition strategy, it has increased its rental portfolio from properties 787 at December 31, 2014 to 2,732 properties at December 31, 2015, a 247% increase.

•
We managed Residential's commencement of efforts to certain sell non-performing loans to take advantage of attractive market pricing, completing sales of non-performing loans representing approximately 15% of Residential's non-performing loan portfolio in the fourth quarter and agreeing in principal to sell 24% of its remaining non-performing loan portfolio in January 2016. The portfolios sold during the fourth quarter of 2015 were sold at a price within approximately 1% of Residential's balance sheet carrying value for the loans, and the portfolio pending sale is expected to be sold at a price within approximately 1% of its balance sheet carrying value. This evidences that, not only has the market for non-performing loans remained strong, but also that our recorded valuation of these loans was accurate. We expect that non-performing loan sales will allow Residential to recycle capital that it may use to purchase rental properties that meet its return profile.

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

•
Residential has continued to develop its relationship with Altisource to make the services, renovation and property management processes more efficient and cost effective while also providing operational scale. We believe Altisource provides Residential with a competitive advantage by providing a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care. As of December 31, 2015, Altisource managed more than 41,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 32,000 transactions annually.

•
We are also assisting Residential with its grass roots efforts to offer quality, affordable rental homes to working class families while offering them incentives and beneficial programs to increase their home ownership opportunities and provide them with additional opportunities to improve their living situations. For example, Residential is commencing programs to offer incentives to renters who consistently pay their rents in a timely fashion, including rent discounts and the flexibility to move to bigger and better properties within its rental portfolio. Residential is also considering implementing rent-to-own programs for qualified renters and are offering access to pre-purchase housing and other counseling through third parties to help provide information to families to improve their credit profiles. Residential is also in the process of implementing a program to offer rental homes with internet connectivity, as it believes internet capability will provide families who rent its homes with better educational capacity and availability. We believe these incentives will make Residential's rental properties highly attractive in the markets in which it competes.

Although these crucial steps have presented short-term challenges to Residential's financial performance, we believe they are critical to Residential's strategy of building long term shareholder value through the creation of a large portfolio of single-family rental homes that it targets operating at a best-in-class yield.

Observations on Current Market Opportunities

We believe that the economic crash of 2008 and other events affecting the housing and mortgage market in recent years have created a significant demand for single-family rental properties. Residential historically has had opportunities to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We believe that an integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties as well as direct purchases of rental properties has enabled Residential to compete more effectively for attractive opportunities to expand our portfolio, including, without limitation, through the acquisition of distressed mortgage loans, portfolios of single-family rental properties and REO properties.

In the first two and one-half years of Residential's operations, although we had considered the alternative approaches to acquiring single-family rental homes described above, our most opportunistic acquisition strategy involved acquiring portfolios of non-performing loans. However, as market conditions have continued to evolve and non-performing mortgage loan pools have become relatively higher priced, opportunities in these alternative acquisition strategies have increased and become more prevalent in the marketplace. Although we continue to review, assess and assist Residential in bidding on portfolios of non-performing mortgage loans, entities are seeking to sell portfolios of REO properties and rental properties. Residential has now commenced acquisitions through these other sources of single-family rental assets, including the acquisition of portfolios of single-family rental properties and the purchase of certain REO properties on a one-by-one basis, as we believe they may also provide alternative attractive avenues to grow Residential's rental portfolio.

Prior to 2015, Residential had acquired its non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds. We expect to continue to review and acquire portfolios of non-performing loan portfolios at attractive prices, but we expect to be disciplined in doing so, rather than acquiring non-performing loans at inflated prices that do not fit Residential's investment criteria.

Overview of Residential's Portfolio

Real Estate Assets

As of December 31, 2015, Residential owned 6,516 REO properties with an aggregate carrying value of $986.4 million, of which 4,933 were held for use and 1,583 were held for sale. Of the 4,933 REO properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent, and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties held for use, we will make a final determination whether each property meets Residential's rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

As of December 31, 2014, Residential had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 properties held for sale. Of the 3,349 properties held for use, 336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties at December 31, 2014, we were in the process of determining whether these properties would meet Residential's rental profile.

Real Estate Acquisitions

On August 18, 2015, Residential completed the acquisition of 1,314 single-family residential properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from an unrelated third party for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.3 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date. In December 2015, Residential also bid for, and was awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. On February 9, 2016, Residential executed the purchase agreement for this portfolio and, subject to completing confirmatory due diligence, expects to close this transaction prior to the end of the first quarter of 2016.

During the third quarter of 2015, Residential initiated a program to purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Residential acquired 98 properties under this program during 2015.

During the year ended December 31, 2014, Residential acquired 237 REO properties as part of its mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

During the year ended December 31, 2013, Residential acquired 40 REO properties as part of its mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

Real Estate Dispositions

During the year ended December 31, 2015, Residential disposed of 1,321 REO properties and recorded $50.9 million of net realized gains on real estate.

During the year ended December 31, 2014, Residential disposed of 221 REO properties and recorded $9.5 million of net realized gains on real estate.

During the year ended December 31, 2013, Residential disposed of four residential properties. There were no significant gains or losses on the dispositions in 2013.

Mortgage Loan Assets

As of December 31, 2015, Residential's portfolio of mortgage loans at fair value consisted of 5,739 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.4 billion and an aggregate market value of underlying properties of $1.3 billion. Residential also owned 1,297 mortgage loans held for sale having an aggregate UPB of approximately $440.4 million and an aggregate market value of underlying properties of approximately $465.0 million as of December 31, 2015.

As of December 31, 2014, Residential's portfolio of mortgage loans consisted of 10,963 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.9 billion and an aggregate market value of underlying properties of $2.7 billion. Residential also owned 102 mortgage loans held for sale having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014.

Mortgage Loan Acquisitions

Residential did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015.

During 2014, Residential completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion. Additionally, in June 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million.

During 2013, Residential completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion.

Mortgage Loan Resolutions and Dispositions

From inception through December 31, 2015, Residential modified an aggregate of 1,062 mortgage loans, converted an aggregate of 6,351 mortgage loans at fair value and 22 mortgage loans held for sale into REO properties and resolved an aggregate of 1,673 mortgage loans at fair value and 21 mortgage loans held for sale through short sale, refinancing or other liquidation events.

Residential strives to modify as many sub-performing and non-performing loans as possible. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

As market conditions in the non-performing residential mortgage loan industry have continued to develop and pricing of non-performing loan portfolios have increased, we have been reviewing Residential's portfolio of non-performing loans that we know will not be rented by Residential to consider offering portions of Residential's portfolio for sale to eligible purchasers. We believe that such potential sales will enable Residential to recycle its assets to provide it with more liquidity and buying power to purchase additional single-family rental assets. As such, we view Residential's portfolio of non-performing loans as a potential growth engine for its business to purchase single-family assets, which we believe provides Residential with an advantage, particularly at times when it is challenging to access equity markets.

During December 2015, Residential sold a total of 306 of its mortgage loans held for sale to third party purchasers. In connection with these sales, Residential recorded $14.0 million of net realized gains on mortgage loans.

During November 2015, Residential sold 466 of its mortgage loans held for sale to a third party purchaser. In connection with this sale, Residential recorded $21.9 million of net realized gains on mortgage loans.

During June 2015, Residential sold an aggregate of 189 re-performing loans to a third party purchaser. The sale included 52 loans from the re-performing mortgage loans purchased in June 2014 and 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions. In connection with this sale, Residential recorded $0.5 million of net realized gains on mortgage loans held for sale related to the re-performing loans and $5.9 million of net realized gains on mortgage loans related to the non-performing loans that had transitioned to re-performing status.

During October 2014, Residential sold 934 re-performing loans to an unrelated third party and recognized $2.8 million of net realized gains on mortgage loans held for sale. The sale included 770 loans from the re-performing mortgage loans held for sale purchased in June 2014 and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions that had a clean pay history of at least six months.

The following table summarizes changes in Residential's mortgage loans at fair value and real estate portfolios for the periods indicated:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage Loans (1)
Beginning balance	10,963	8,054	—
Acquisitions	—	7,326	8,491
Dispositions	(727)	(735)	(211)
Transferred to held for sale	(2,054)	—	—
Mortgage loan conversions to REO	(2,507)	(3,718)	(228)
Reversions to mortgage loans (2)	64	36	2
Ending balance	5,739	10,963	8,054

Modifications	443	518	101
Loan reinstatements	205	168	28

Real Estate Assets
Beginning balance	3,960	262	—
Acquisitions	1,412	237	40
Dispositions	(1,321)	(221)	(4)
Mortgage loan conversions to REO (3)	2,529	3,718	228
Reversions to mortgage loans (2)	(64)	(36)	(2)
Ending balance	6,516	3,960	262

Leased	2,118	336	14
Listed and ready for rent	264	197	11
Renovation or unit turn	350	254	18
Other (4)	3,784	3,173	219
	6,516	3,960	262
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, Residential may be notified that the foreclosure sale was invalidated for certain reasons.

(3)	During 2015, conversions to REO included 22 properties that were previously in Residential's mortgage loans held for sale.

(4)	Includes properties with a status of evaluating strategy or held for sale.

In addition, as of December 31, 2015, 97 of our mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

Asset Management Agreement with Residential

Pursuant to the asset management agreement, we design and implement Residential's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential's day-to-day operations, (2) defining investment criteria in Residential's investment policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of Residential's single-family rental properties, (6) overseeing the servicing of Residential's residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. Our management also has significant corporate governance experience that enables us to manage Residential's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Residential's board of directors to any business or entity competing against Residential in (a) the acquisition or sale of portfolios of REO properties, (b) the carrying on of a single-family rental business, (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets, (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which Residential engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Residential's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Residential's prior consent.

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential's average invested equity capital for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Residential's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Residential) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by Residential for the first time during the quarter.

Residential has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock.Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above.

Under the New AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0% during the then-current term. The Original AMA had a 15 year term, but provided Residential with significant termination rights, including the ability to terminate the agreement if Residential’s board determined, in its sole discretion, that our performance was unsatisfactory or our compensation was reasonable. However, under the New AMA, Residential’s termination rights are significantly limited. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Residential “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

Under the amended fee structure of the New AMA, the fees from Residential declined from $74.0 million for the year ended December 31, 2014 to $23.7 million for the year ended December 31, 2015. The $23.7 million fees due from Residential for the year ended December 31, 2015 consists of a $13.9 million Base Management Fee, a $1.0 million Conversion Fee, a $8.0 million incentive fee under the Original AMA, a $2.0 million professional fee for negotiation of the New AMA and $0.8 million of expense reimbursements under the Original AMA.

No Incentive Management Fee under the New AMA was due from Residential under the New AMA during 2015 because Residential's return on invested capital (as defined in the New AMA) for the each of the three quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of December 31, 2015, the aggregate return shortfall from the prior three quarters under the New AMA was approximately 10.77% of invested capital. Therefore, Residential must achieve a 12.52% return on invested capital in the first quarter of 2016 before any Incentive Management Fee will be due from Residential for the first quarter of 2016. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

If the New AMA were terminated by Residential, our financial position and future prospects for revenues and growth would be materially adversely affected.

Metrics Affecting Our Consolidated Results

As described above, our operating results depend heavily on Residential’s operating results. Residential’s results are affected by various factors, some of which are beyond our control, including the following:

Revenues

Residential’s revenues primarily consist of the following:

i.
Rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. As a greater number of Residential's REO properties are renovated and deemed suitable for rental and as the number of its acquired assets that are REO properties to be held for rent increases, we expect a greater portion of Residential's revenues will be rental revenues. We believe the key variables that will affect Residential's rental revenues over the long term will be average occupancy levels and rental rates.

ii.
Net realized gain on mortgage loans. Residential records net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Residential also records realized gains upon the sale of its mortgage loans held for sale, which generally occurs in a bulk sale transaction. For loans not sold as part of a bulk sale, we expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. Residential generally expects to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

iii.
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

iv.
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

v.
Net realized gain on real estate. REO properties that do not meet Residential's investment criteria are sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As a greater number of Residential's REO properties are renovated and deemed suitable for rental and as the number of its acquired assets that are REO properties to be held for rent increases, we expect a greater portion of Residential's revenues will be rental revenues. For the non-performing loans Residential has acquired to date, the average number of days to determine whether a property met its rental profile was 209 days for the 491 properties on which renovations began during 2015. The average renovation expense was $25,006 per property for 792 renovations completed during 2015, the average number of days between commencement of renovation and listing of the property for rent was 60 days for 491 properties for which renovation began during 2015, and the average number of days from listing to leasing a property was 27 days for 560 properties listed in 2015.

We believe the key variables that will affect Residential's rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of Residential's leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Residential's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Residential's occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Residential's occupancy rate at December 31, 2015 was 89%. Residential's rental properties had an average annual rental rate of $12,327 per home for the 2,118 properties that were leased at December 31, 2015.

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

Expenses

Residential's expenses primarily consist of residential property operating expenses, depreciation and amortization, acquisition fees and costs, real estate and mortgage loan selling costs and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursement as well as fees to from Residential under the Original AMA or the New AMA, as applicable. Residential property operating expenses are expenses associated with Residential's ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to Residential's asset levels since these properties are depreciated on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in Residential's efforts to acquire assets. Real estate and mortgage loan selling costs and impairment represents Residential's estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of Residential's and our business. Historically, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements. The fees from Residential consist of compensation due from Residential under the applicable asset management agreement. Historically, fees due from Residential were based on the amount of cash available for distribution to its stockholders for each period. Under the New AMA the management fees we receive from Residential are based on a combination of a percentage of Residential's invested capital, a conversion fee for assets that convert to single-family rentals during each period and Residential's return on invested capital. The percentage payment on each of these metrics will vary based on Residential's number of leased properties. The fees due from Residential under the respective asset management agreements are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

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

Generally, we expect that Residential’s mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large or small portfolios of loans, and the timing and extent of Residential's success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. Although the number of unacquired loans typically constitutes a relatively small portion of a particular portfolio, in certain cases, the number of loans we do not acquire could be a significant portion of a particular portfolio. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

Financing

Our ability to grow Residential’s business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet Residential’s objectives. We intend to leverage Residential’s investments with debt, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Residential’s financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital for Residential through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, Residential will need to distribute at least 90% of its taxable income each year to its stockholders. This distribution requirement limits its ability to retain earnings and thereby replenish or increase capital to support its activities.

Residential's Loan Resolution Activities

The management and/or sale of Residential's legacy portfolio of residential mortgage loans is an important focus of its business. For the mortgage loans remaining in its portfolio, Residential seeks to employ various loan resolution methodologies, through its servicers, with respect to its residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help Residential achieve its business objective, we continue to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio, including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

As discussed above, Residential's loan resolution strategy has typically led to the disposition of non-performing mortgage loans primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions.

In the third quarter of 2015, we also managed Residential's commencement of efforts to certain sell non-performing loans to take advantage of attractive market pricing and evolving market conditions. Non-performing loan sales are expected to be a growth engine for Residential, allowing it to recycle capital that may be used to purchase rental properties that meet its return profile. In the fourth quarter, Residential opportunistically sold a portfolio of non-performing loans, in two separate closings to two unaffiliated third parties. In addition, Residential commenced an auction to sell an additional portfolio of non-performing mortgage loans representing approximately 24% of its loan portfolio by UPB. To date, Residential has finalized agreements for the sale of 2,227 non-performing loans with an aggregate UPB of $790.5 million, subject to adjustment depending on the final diligence results and further negotiation by the parties for those sales that have not yet been consummated. Residential may market additional portfolios of non-performing loans in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate Residential's strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Resolution of Loans

For the non-performing and sub-performing mortgage loans that Residential continues to hold and acquire, the preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or Residential will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for Residential. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for Residential and is a socially responsible business strategy because it keeps more families in their homes.

Certain of Residential's residential mortgage loans are liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, Residential records net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in Residential's revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used for each loan.

A portion of our residential mortgage loans become REO either through foreclosure or as a result of Residential's acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, Residential marks the properties to the most recent market value and recognize net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, which is based on broker price opinions (“BPOs”). The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in Residential's revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

We anticipate that REO properties that meet Residential's investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for Residential's stockholders. If an REO property does not meet Residential's rental investment criteria, we expect Residential to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions and dividend distributions.

Portfolio Size

The size of Residential’s investment portfolio will also be a key revenue driver. Generally, as the size of Residential’s investment portfolio grows, the amount of revenue it expects to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees, property management fees to Altisource and fees due from Residential. Residential may also incur additional interest expense if it incurs additional debt to finance the purchase of its assets.

Summary Management Reporting Information

In addition to evaluating our consolidated financial performance, we also evaluate the operations of AAMC on a stand-alone basis because our financial statements consolidate the results of Residential and NewSource under U.S. GAAP. In evaluating our operating performance and managing our business under the New AMA or the Original AMA, as applicable, we consider the fees due to us from Residential under the applicable asset management agreement as well as our stand-alone operating expenses. We maintain our internal management reporting on this basis.

The following tables present for the periods indicated our consolidating balance sheets and statements of operations, which are reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of investment in subsidiaries, elimination of intercompany receivables and payables, and elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column. The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business. This information should be considered in addition to, and not as a substitute for, our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$13,233	$—	$—	$—	$13,233
Net unrealized gain on mortgage loans	88,829	—	—	—	88,829
Net realized gain on mortgage loans	58,061	—	—	—	58,061
Net realized gain on mortgage loans held for sale	36,432	—	—	—	36,432
Net realized gain on real estate	50,932	—	—	—	50,932
Interest income	611	564	—	(563)	612
Conversion fee	—	—	1,037	(1,037)	—
Base management fee	—	—	14,565	(14,565)	—
Incentive management fee	—	—	7,994	(7,994)	—
Expense reimbursements	—	—	750	(750)	—
Total revenues	248,098	564	24,346	(24,909)	248,099
Expenses:
Residential property operating expenses	66,266	—	—	—	66,266
Real estate depreciation and amortization	7,472	—	—	—	7,472
Acquisition fees and costs	2,292	—	—	—	2,292
Real estate and mortgage loan selling costs and impairment	72,230	—	—	—	72,230
Mortgage loan servicing costs	62,346	—	—	—	62,346
Interest expense	53,694	—	—	(563)	53,131
General and administrative	9,539	199	23,158	—	32,896
Related party general and administrative	23,716	630	2,000	(26,346)	—
Total expenses	297,555	829	25,158	(26,909)	296,633
Other income	3,518	—	211	(3,729)	—
Loss before income taxes	(45,939)	(265)	(601)	(1,729)	(48,534)
Income tax expense	66	—	288	—	354
Net loss	(46,005)	(265)	(889)	(1,729)	(48,888)
Net loss attributable to noncontrolling interest in consolidated affiliate	—	—	—	45,598	45,598
Net loss attributable to common stockholders	$(46,005)	$(265)	$(889)	$43,869	$(3,290)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$1,564	$—	$—	$—	$1,564
Net unrealized gain on mortgage loans	350,822	—	—	—	350,822
Net realized gain on mortgage loans	55,766	—	—	—	55,766
Net realized gain on mortgage loans held for sale	2,771	—	—	—	2,771
Net realized gain on real estate	9,482	—	—	—	9,482
Interest income	2,893	156	—	(156)	2,893
Base management fee	—	—	941	(941)	—
Incentive management fee	—	—	67,949	(67,949)	—
Expense reimbursements	—	—	6,070	(6,070)	—
Total revenues	423,298	156	74,960	(75,116)	423,298
Expenses:
Residential property operating expenses	26,018	—	—	—	26,018
Real estate depreciation and amortization	1,067	—	—	—	1,067
Acquisition fees and costs	1,545	—	—	—	1,545
Related party acquisition fees and costs	1,039	—	—	(1,039)	—
Real estate selling costs and impairment	21,788	—	—	—	21,788
Mortgage loan servicing costs	68,181	—	—	—	68,181
Interest expense	35,812	—	—	(165)	35,647
General and administrative	5,502	4,168	8,676	—	18,346
Related party general and administrative	75,991	941	2,474	(73,921)	5,485
Total expenses	236,943	5,109	11,150	(75,125)	178,077
Other income	2,543	5,015	9	(2,160)	5,407
Income before income taxes	188,898	62	63,819	(2,151)	250,628
Income tax expense	45	—	2,051	—	2,096
Net income	188,853	62	61,768	(2,151)	248,532
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(188,853)	(188,853)
Net income attributable to common stockholders	$188,853	$62	$61,768	$(191,004)	$59,679

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2013
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$36	$—	$—	$—	$36
Net unrealized gain on mortgage loans	61,092	—	—	—	61,092
Net realized gain on mortgage loans	10,482	—	—	—	10,482
Interest income	687	—	—	—	687
Incentive management fee	—	—	4,880	(4,880)	—
Expense reimbursements	—	—	5,411	(5,411)	—
Total revenues	72,297	—	10,291	(10,291)	72,297
Expenses:
Residential property operating expenses	767	—	—	—	767
Real estate depreciation and amortization	25	—	—	—	25
Acquisition fees and costs	1,408	—	—	—	1,408
Related party acquisition fees and costs	115	—	—	—	115
Real estate selling costs and impairment	184	—	—	—	184
Mortgage loan servicing costs	10,418	—	—	—	10,418
Interest expense	4,568	—	—	—	4,568
General and administrative	2,800	77	13,980	—	16,857
Related party general and administrative	12,416	—	1,527	(10,291)	3,652
Total expenses	32,701	77	15,507	(10,291)	37,994
Other income	—	—	—	—	—
Net income	39,596	(77)	(5,216)	—	34,303
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(39,596)	(39,596)
Net income attributable to common stockholders	$39,596	$(77)	$(5,216)	$(39,596)	$(5,293)

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$56,346	$—	$—	$—	$56,346
Rental residential properties, net	224,040	—	—	—	224,040
Real estate owned	455,483	—	—	—	455,483
Total real estate held for use, net	735,869	—	—	—	735,869
Real estate assets held for sale	250,557	—	—	—	250,557
Mortgage loans at fair value	960,534	—	—	—	960,534
Mortgage loans held for sale	317,336	—	—	—	317,336
Cash and cash equivalents	116,702	4,583	63,259	—	184,544
Restricted cash	20,566	—	—	—	20,566
Accounts receivable	45,903	—	123	—	46,026
Related party receivables	2,180	—	—	(2,180)	—
Investment in affiliate	—	—	12,007	(12,007)	—
Deferred leasing and financing costs, net	7,886	—	—	—	7,886
Prepaid expenses and other assets	415	5	2,028	10	2,458
Total assets	$2,457,948	$4,588	$77,417	$(14,177)	$2,525,776
Liabilities:
Repurchase agreements	$767,513	$—	$—	$—	$767,513
Other secured borrowings	505,630	—	—	—	505,630
Accounts payable and accrued liabilities	32,448	1,546	4,728	—	38,722
Related party payables	—	—	2,180	(2,180)	—
Total liabilities	1,305,591	1,546	6,908	(2,180)	1,311,865
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	249,133	—	249,133
Equity:
Common stock	572	—	26	(572)	26
Additional paid-in capital	1,227,385	7,000	21,089	(1,232,055)	23,419
(Accumulated deficit) retained earnings	(50,617)	(3,958)	55,245	50,008	50,678
Treasury stock	(24,983)	—	(254,984)	24,983	(254,984)
Total stockholders' equity	1,152,357	3,042	(178,624)	(1,157,636)	(180,861)
Noncontrolling interest in consolidated affiliate	—	—	—	1,145,639	1,145,639
Total equity	1,152,357	3,042	(178,624)	(11,997)	964,778
Total liabilities and equity	$2,457,948	$4,588	$77,417	$(14,177)	$2,525,776

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Residential (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$14,424	$—	$—	$—	$14,424
Rental residential properties, net	60,908	—	—	—	60,908
Real estate owned	457,045	—	—	—	457,045
Total real estate held for use, net	532,377	—	—	—	532,377
Real estate assets held for sale	92,230	—	—	—	92,230
Mortgage loans at fair value	1,959,044	—	—	—	1,959,044
Mortgage loans held for sale	12,535	—	—	—	12,535
Cash and cash equivalents	66,166	6,026	44,590	—	116,782
Restricted cash	13,282	—	—	—	13,282
Accounts receivable	10,313	919	1	(165)	11,068
Related party receivables	17,491	14,991	28,512	(43,503)	17,491
Investment in affiliate	18,000	—	2,000	(20,000)	—
Deferred leasing and financing costs, net	4,251	—	—	—	4,251
Prepaid expenses and other assets	373	3	1,262	—	1,638
Total assets	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698
Liabilities:
Repurchase agreements	$1,015,000	$—	$—	$—	$1,015,000
Other secured borrowings	339,082	—	—	(15,000)	324,082
Accounts payable and accrued liabilities	11,678	3,173	2,040	(165)	16,726
Related party payables	33,391	941	349	(28,512)	6,169
Total liabilities	1,399,151	4,114	2,389	(43,677)	1,361,977
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	248,927	—	248,927
Equity:
Common stock	572	—	25	(572)	25
Additional paid-in capital	1,227,091	20,000	14,152	(1,247,091)	14,152
Retained earnings (accumulated deficit)	99,248	(2,175)	56,340	(99,239)	54,174
Treasury stock	—	—	(245,468)	—	(245,468)
Total stockholders' equity	1,326,911	17,825	(174,951)	(1,346,902)	(177,117)
Noncontrolling interest in consolidated affiliate	—	—	—	1,326,911	1,326,911
Total equity	1,326,911	17,825	(174,951)	(19,991)	1,149,794
Total liabilities and equity	$2,726,062	$21,939	$76,365	$(63,668)	$2,760,698

Primary Driver of Our Stand-alone Operating Results

As described above under “Metrics Affecting Our Consolidated Results,” and “Other Factors Affecting Our Consolidated Results,” under the Original AMA, our incentive management fees were directly linked to the results of Residential. The results of Residential historically have been affected by various factors including, but not limited to, the number and performance of Residential's single-family residential property and mortgage loan acquisitions, its ability to use financing to grow its business, its ability to convert mortgage loans into residential rental properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio.The extent to which we have been successful in managing these factors for Residential under the Original AMA affected our ability to generate incentive management fees, which were our sole source of income other than the reimbursement of our expenses pursuant to the Original AMA. Under the Original AMA, as Residential generated taxable income, our incentive management fees provided us with a share of Residential's cash available for distribution to its stockholders. If there was a decline in the cash distributable by Residential to its stockholders in any period, or if Residential was unable to make distributions to its stockholders in any period, under the Original AMA, the amount of our incentive management fees would have been adversely affected.

Under the New AMA, although our Incentive Management Fees continue to be directly linked to the results of Residential, we also are entitled to a Base Management Fee, which is derived as a percentage of Residential’s invested capital, and a Conversion Fee, which is based on the number and value of mortgage loans and/or REO properties that Residential converts to rental properties in each period. Although our quarterly Incentive Management Fee is earned only if Residential exceeds the current 7% threshold return on invested capital (as defined in the New AMA) and the Conversion Fee is affected by the number of properties we rent for the first time in a given quarter, the Base Management Fee provides us with quarterly minimum revenues that are meant to cover our employment and other overhead costs and expenses. Our performance in each particular period, however, will be affected by our ability to manage Residential’s business and rental portfolio effectively. If there are declines in Residential’s performance in either return on invested capital or in growing Residential’s rental portfolio, our fees in each such period would be adversely affected. With respect to our Incentive Management Fee, in the event Residential’s return on invested capital is below the required hurdle rate in a quarter, a return rate shortfall in Incentive Management Fees is created that is carried forward and added to the next quarter's hurdle for up to seven future quarters or until the shortfall is reduced by Residential's future performance above the hurdle rate. As of December 31, 2015, the aggregate return shortfall from the prior three quarters under the New AMA was approximately 10.77% of invested capital. Therefore, Residential must achieve a 12.52% return on invested capital in the first quarter of 2016 before any Incentive Management Fee will be due from Residential for the first quarter of 2016. In future quarters, Residential's return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013. Because the results of Residential are consolidated into our financial statements, the results of operations disclosures set forth below include the results of Residential. We eliminate all intercompany amounts in our consolidated financial statements, including the fees due from Residential under the respective asset management agreements. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest.

Fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014

Rental Revenues

Residential's rental revenues increased to $13.2 million for the year ended December 31, 2015 from $1.6 million for the year ended December 31, 2014. The number of leased properties increased to 2,118 leased properties at December 31, 2015 from 336 at December 31, 2014, primarily due to Residential's acquisition of 1,314 rental properties in August 2015 and its other efforts to achieve scale in our rental portfolio. We expect Residential to generate increasing rental revenues as it continues to renovate, list and rent additional residential rental properties. Residential's rental revenues will depend primarily on occupancy levels and rental rates for its residential rental properties. Because Residential's lease terms generally are expected to be two or fewer years, Residential's occupancy levels and rental rates will be highly dependent on localized residential rental markets, its ability to manage maintenance and upkeep costs and its renters’ desire to remain in its properties.

Net Unrealized Gain on Mortgage Loans

Residential's net unrealized gains on mortgage loans decreased to $88.8 million for the year ended December 31, 2015 from $350.8 million for the year ended December 31, 2014. This decrease was primarily related to lower unrealized gains on loans converted to REO status and continued friction costs due to Residential's servicing transfers during 2015. This decline was further emphasized by the fact that Residential did not purchase any portfolios of mortgage loans in 2015, which led to fewer loans available for conversion to REO. Further, the timeline to resolution for Residential's mortgage loan portfolios may extend beyond the original expectations. In the absence of newly acquired loans, we expect the amount of unrealized gains to decline as the portfolio ages.

The net unrealized gains for the year ended December 31, 2015 and 2014 can be broken down into the following three components:

•
First, Residential recognized an aggregate of $91.3 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2015 compared to $124.9 million for the year ended December 31, 2014. Upon conversion of these mortgage loans to REO, Residential marks these properties to the most recent market value. During the year ended December 31, 2015, Residential converted a net of 2,443 mortgage loans to REO status compared to a net of 3,682 mortgage loans converted to REO status during the year ended December 31, 2014;

•
Second, Residential recognized an aggregate of $122.4 million in unrealized gains from the net increase in the fair value of loans for the year ended December 31, 2015 compared to $241.9 million in unrealized gains during the year ended December 31, 2014. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, Residential reclassified an aggregate of $124.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of mortgage loans for the year ended December 31, 2015. This compares to an aggregate of $22.6 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2014.

Through its resolution of mortgage loans and the transfer of 2,054 mortgage loans to held for sale, Residential's portfolio of mortgage loans at fair value has decreased from 10,963 loans at December 31, 2014 to 5,739 loans at December 31, 2015. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to positive or adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, Residential may experience unrealized losses or additional unrealized gains on its mortgage loans in the future.

Net Realized Gain on Mortgage Loans

Residential's net realized gain on mortgage loans increased to $58.1 million for the year ended December 31, 2015 from $55.8 million for the year ended December 31, 2014, primarily due to slightly improved average resolution economics. Residential disposed of 727 mortgage loans at fair value in the year ended December 31, 2015 compared to its resolution of 735 mortgage loans at fair value in the year ended December 31, 2014. These resolutions occurred primarily through short sales, refinancing or other liquidation events.

Net Realized Gain on Mortgage Loans Held for Sale

Net realized gain on mortgage loans held for sale increased to $36.4 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. This increase was principally due to the difference in the composition of the pools of mortgage loans sold in applicable year. The 772 mortgage loans held for sale that were sold during the year ended December 31, 2015 consisted primarily of non-performing loans that Residential sold as attractive market opportunities became available. The 770 mortgage loans held for sale that were sold during the year ended December 31, 2014 consisted of re-performing loans that were acquired during June 2014 and were sold shortly after acquisition.

Net Realized Gain on Real Estate

Net realized gain on real estate was $50.9 million for the year ended December 31, 2015, during which Residential disposed of 1,321 residential properties, compared to $9.5 million for the year ended December 31, 2014, during which Residential disposed of 221 residential properties.

Interest Income

Interest income decreased to $0.6 million for year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014 primarily primarily due to dispositions of the re-performing loans acquired in June 2014. During the year ended December 31, 2015, Residential accreted $0.6 million into interest income with respect to these re-performing loans compared to $2.6 million for the year ended December 31, 2014.

Residential Property Operating Expenses

Residential incurred $66.3 million of residential property operating expenses for the year ended December 31, 2015 compared to $26.0 million for the year ended December 31, 2014, primarily due to increases in the scale of its real estate portfolio. At December 31, 2015, Residential had a total of 6,516 REO properties, of which 2,118 were leased, compared to 3,960 REO properties, of which 336 were leased, as of December 31, 2014. Residential expects to incur increasing residential property operating expenses as it converts more mortgage loans to and/or acquire more residential properties. Residential's residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Residential's residential property operating expenses for properties held while we are evaluating strategy also will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real Estate Depreciation and Amortization

Residential incurred $7.5 million of real estate depreciation and amortization for the year ended December 31, 2015 compared to a $1.1 million for the year ended December 31, 2014, reflecting the growth in its rental portfolio. We expect Residential to incur increasing real estate depreciation and amortization as it converts more mortgage loans to, and owns more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of Residential's residential rental properties.

Acquisition Fees and Costs

Residential incurred $2.3 million of acquisition fees and costs for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014. This fluctuation is primarily due to acquisition fees and costs of $1.0 million related to services provided by Ocwen and Altisource being included in related party acquisition fees and costs in 2014.

Real Estate and Mortgage Loan Selling Costs and Impairment

Real estate selling costs of REO held for sale were $33.6 million for the year ended December 31, 2015 compared to $13.9 million for the year ended December 31, 2014. Residential also recognized $36.5 million of REO valuation impairment for the year ended December 31, 2015 compared to $7.9 million for the year ended December 31, 2014. In addition, Residential recognized $2.1 million in mortgage loan selling costs for the year ended December 31, 2015 related to its mortgage loans held for sale.

Residential records residential properties held for sale at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, Residential records impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. However, GAAP does not permit Residential to recognize a gain where market value exceeds the original carrying value. At December 31, 2015 and 2014, the carrying value of our real estate held for sale was $250.6 million and $92.2 million, respectively, with an aggregate market value of $288.0 million and $103.9 million, respectively.

Mortgage Loan Servicing Costs

Residential incurred $62.3 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2015 compared to $68.2 million for the year ended December 31, 2014. This reduction of servicing costs was primarily due to the conversion, sale or other disposition of Residential's mortgage loans without replenishing its loan portfolio in other loan acquisitions. Residential incurs mortgage loan servicing and foreclosure costs as its mortgage servicers provide servicing for its loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Residential's loan servicing costs fluctuate based on the size of its mortgage portfolio.

Interest Expense

Residential incurred $53.1 million of interest expense for the year ended December 31, 2015 related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs) compared to $35.6 million for the year ended December 31, 2014, when market interest rates were at historically low levels. The interest rate under Residential's repurchase and loan facilities is subject to change based on changes in the relevant index. We also expect Residential's interest expense to increase as its debt increases to fund and/or leverage its ownership of existing and additional portfolios.

General and Administrative Expenses

General and administrative expenses increased to $32.9 million for the year ended December 31, 2015 from $18.3 million for the year ended December 31, 2014, primarily due to increased litigation-based expenses, an increase in salaries and benefits attributable to the hiring of additional personnel to provide services on behalf of Residential, expenses related to services provided by Ocwen and Altisource that were included in related party general and administrative expenses in 2014 and higher insurance costs due to the growth in Residential's single-family rental portfolio.

Related Party General and Administrative Expenses

Related party general and administrative expenses primarily consist of salaries and benefits and professional fees attributable to services provided by Ocwen and Altisource on behalf of our and Residential's business. There were no related party general and administrative expenses for the year ended December 31, 2015, as Ocwen and Altisource are no longer considered related parties by us or Residential (see Note 9 of our consolidated financial statements). These expenses are now included in general and administrative expenses as discussed above. Residential and we incurred $4.4 million of related party general and administrative expenses for the year ended December 31, 2014.

Net (Loss) Income Attributable to Noncontrolling Interest in Consolidated Affiliate

For entities that are consolidated, but not 100% owned, a portion of the income or loss is allocated to noncontrolling interest in consolidated affiliate. For the year ended December 31, 2015, we recognized a net loss attributable to noncontrolling interest in consolidated affiliate of $45.6 million compared to net income attributable to noncontrolling interest in consolidated affiliate $188.9 million for the year ended December 31, 2014.

Management Fees and Expense Reimbursements

We recorded management incentive fees of $8.0 million and expense reimbursements of $0.8 million under the Original AMA for the year ended December 31, 2015, all of which related to the first quarter of 2015. In addition, we recorded Base Management Fees of $13.9 million and Conversion Fees of $1.0 million under the New AMA for the year ended December 31, 2015. The $8.0 million in incentive fees for the first quarter of 2015 reflects the recordation of our requirement to return a portion of the management fees paid to us by Residential in connection with the first quarter of 2015 in the amount of $6.9 million. Because the fees paid to us for the first quarter of 2015 was based on an average of the fees payable for the quarter under the Original AMA and the New AMA and Residential’s annual dividend was less than a projected $2.20 per share annual dividend, we were required to true-up the first quarter incentive fee under the Original AMA, which resulted in the requirement that we pay $6.9 million to Residential for the over-payment of fees to us when averaging the amounts payable under the Original AMA and the New AMA. Lastly, under the New AMA, we recorded a one-time $2.0 million fee in the first quarter of 2015 in connection with the negotiation of the New AMA and the termination of the Original AMA. For the year ended December 31, 2014, we recorded management incentive fees of $67.9 million and expense reimbursements of $7.0 million under the Original AMA.

No Incentive Management Fee under the New AMA was due from Residential for 2015 because its return on invested capital (as defined in the New AMA) was below the required hurdle rate, as adjusted by the prior quarter hurdle shortfall against the required 1.75% quarterly return on invested capital hurdle rate. The amount by which return on invested capital was below the required hurdle rate during 2015 is a hurdle shortfall that is carried forward for up to seven future quarters or until the shortfall is reduced by Residential's future performance above the hurdle rate. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

We recorded management fees of $0.6 million and $0.9 million from NewSource for the years ended December 31, 2015 and 2014, respectively. Effective October 1, 2015, we suspended further charges to NewSource for services under the related management agreement.

These management fees and expense reimbursements have been eliminated under U.S. GAAP in consolidation.

Other Income

We recognized no other income for the year ended December 31, 2015. Other income was $5.4 million for the year ended December 31, 2014, primarily reflecting NewSource’s net written reinsurance premiums of $5.0 million for the year ended December 31, 2014.

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

The net unrealized gains for the year ended December 31, 2014 and 2013 can be broken down into the following three components:

•
First, Residential recognized an aggregate of $131.5 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2014 compared to $8.4 million for the year ended December 31, 2013. Upon conversion of these mortgage loans to REO, Residential marks these properties to the most recent market value. During the year ended December 31, 2014, Residential converted a net of 3,682 mortgage loans to REO status compared to a net of 226 mortgage loans converted to REO status during the year ended December 31, 2013, respectively;

•
Second, Residential recognized an aggregate of $241.9 million in unrealized gains from the net increase in the fair value of loans for the year ended December 31, 2014 compared to $54.0 million in unrealized gains during the year ended December 31, 2013. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent Residential has already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after Residential acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, Residential reclassified an aggregate of $22.6 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of mortgage loans for the year ended December 31, 2014. This compares to an aggregate of $1.3 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2013.

Through Residential's acquisitions, the number of sub-performing and non-performing loans in its mortgage loan portfolio grew from 8,054 loans at December 31, 2013 to 10,963 loans at December 31, 2014

Net Realized Gain on Mortgage Loans

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

Net Realized Gain on Mortgage Loans Held for Sale

Net realized gain on re-performing mortgage loans were $2.8 million for the year ended December 31, 2014, during which Residential disposed of 770 re-performing loans. Residential did not dispose of any re-performing loans in 2013.

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

Residential Property Operating Expenses

Residential incurred $26.0 million of residential property operating expenses for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013 primarily due to its REO portfolio increasing from 262 properties at December 31, 2013 to 3,960 properties at December 31, 2014.

Real Estate Depreciation and Amortization

Residential incurred $1.1 million of real estate depreciation and amortization for the year ended December 31, 2014 compared to a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013 primarily due to its rental portfolio increasing from 43 properties at December 31, 2013 to 787 properties at December 31, 2014.

Acquisition Fees and Costs

Residential incurred $1.5 million of acquisition fees and costs for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013 primarily due to increased acquisition activity in 2014.

Related Party Acquisition Fees and Costs

Residential incurred $1.0 million of related party acquisition fees and costs for the year ended December 31, 2014 compared to a $0.1 million for the year ended December 31, 2013 primarily due to increased acquisition activity in 2014.

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

Interest Expense

Residential incurred $35.6 million of interest expense for the year ended December 31, 2014 related to borrowings under its repurchase agreements (including amortization of deferred financing costs) compared to $4.6 million for the year ended December 31, 2013, primarily due to increases in the average balance of its interest-bearing liabilities.

General and Administrative Expenses

General and administrative expenses increased to $18.3 million for the year ended December 31, 2014 from $16.9 million for the year ended December 31, 2013, primarily due to increased litigation-based expenses, costs associated with transferring insurance underwriting risk of claims and future losses and higher professional fees. The effect of these increases was largely offset by a decrease in compensation costs resulting from a non-employee restricted stock award accounted for at fair value.

Related Party General and Administrative Expenses

Residential and we incurred $4.4 million of related party general and administrative expenses for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013. Related party general and administrative expenses primarily consisted of personnel costs attributable to services provided to us by Altisource on behalf of our business.

Net Income Attributable to Noncontrolling Interest in Consolidated Affiliate

For the year ended December 31, 2014 and 2013, we recognized $188.9 million and $39.6 million, respectively, of net income attributable to noncontrolling interest in consolidated affiliate which is equivalent to Residential's net income because although we consolidate Residential, we had no ownership in Residential.

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

Liquidity and capital resources

As of December 31, 2015, we had stand-alone cash and cash equivalents of $63.3 million compared to $44.6 million as of December 31, 2014. We believe this cash is sufficient to fund our operations since we are generating asset management fees as under the New AMA, and our only stand-alone cash expenditures to date are leasehold improvements and general and administrative expenses, including unreimbursed salaries and professional expenses.

On a consolidated basis, our cash and cash equivalents as of December 31, 2015 was $184.5 million, of which approximately $116.7 million was attributable to Residential. Residential’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, retirement of, and margin calls relating to, its financing arrangements) and make distributions to its stockholders. Residential is required to distribute at least 90% of its taxable income each year (subject to certain adjustments) to its stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits Residential’s ability to retain earnings and thereby replenish or increase capital to support its activities. Our consolidated cash and cash equivalents as of December 31, 2015 also include $4.6 million attributable to NewSource.

Residential was initially funded with $100.0 million on December 21, 2012. Since its separation, its primary sources of liquidity have been proceeds from equity offerings, borrowings under its repurchase agreements and securitization financings, interest payments it receives from its portfolio of assets, cash generated from loan liquidations and cash generated from its rental portfolio. We expect Residential’s existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support Residential’s growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. Based on Residential’s current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable it to meet anticipated short-term (one year) liquidity requirements, including paying expenses on its existing residential rental and loan portfolios, funding distributions to its stockholders, paying fees to us under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand Residential’s sources of financing, its business, financial condition, liquidity and results of operations may be materially and adversely affected.

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

Repurchase Facilities and Loan Agreement

Residential entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. In addition, Residential entered into a loan agreement Nomura Corporate Funding Americas, LLC (“Nomura”) for the purpose of financing its beneficial ownership of REO properties. A description of each agreement follows below:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016. On Residential's behalf, we are in discussions with CS to renew and further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016. Under the DB repurchase agreement, Residential has not been eligible for additional funding under the facility since March 2015, and its aggregate funding capacity was thereby reduced to $54.9 million, which was the amount outstanding under the facility on December 31, 2015. Residential expects to repay the remaining outstanding balance of the DB repurchase agreement during March 2016 primarily with available funds and then transfer of all or some of the collateral to its other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014, the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase the sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, we amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016. On Residential's behalf, we are in discussions with Nomura to renew and further extend the Nomura loan agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

Following all of the amendments described above, the maximum aggregate funding available to Residential under these repurchase agreements as of December 31, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2015, an aggregate of $767.5 million was outstanding under Residential's repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by Residential.

Under the terms of each repurchase and loan agreement, as collateral for the funds Residential draws thereunder, subject to certain conditions, Residential’s operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying real estate or mortgage assets on Residential’s behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require Residential to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset Residential finances under the applicable repurchase agreement is subject to agreement between the lender and Residential and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Residential’s cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. Residential is also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

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

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase and loan agreements. We monitor Residential's banking partners' ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the three repurchase agreements provide for the lenders to finance Residential's portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under the repurchase agreements are generally subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement for the purpose of determining whether such borrowing is adequately collateralized. As of December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for Residential's outstanding repurchase agreements was 15.2%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to Residential in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, Residential would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under Residential's repurchase agreements and the Nomura loan agreement from December 31, 2014 to December 31, 2015 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Residential's overall advance rate under the repurchase agreements and the Nomura loan agreement declined from 55.8% at December 31, 2014 to 55.7% at December 31, 2015 as the value of the underlying collateral has increased with time due to our resolution efforts. We do not collateralize any of our repurchase facilities with cash. See Note 7 to our consolidated financial statements.

The following table sets forth data with respect to Residential's repurchase agreements as of and for the years ended as indicated ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Balance at end of period	$767,513	$1,015,000	$602,382
Maximum month-end balance outstanding during the period	997,161	1,413,357	602,382
Weighted average balance	915,785	976,176	137,594
Amount of available funding at end of period	512,431	210,000	147,618

Securitizations

On June 29, 2015, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”) issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by Residential's operating partnership with a federally-chartered bank as its trustee. Residential retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of Residential's other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and Residential does not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million.

On November 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. Residential initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, Residential sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2

Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

The following table sets forth data with respect to these notes as of December 31, 2015 and 2014 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (4)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
		$505,630
December 31, 2014:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class A Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
		$324,082
__________________

(1)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(4)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

Treasury Shares

At December 31, 2015, a total of $249.1 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $50.9 million remaining for repurchases under our Board-approved repurchase plan

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net cash used in operating activities	$(183,237)	$(135,359)	$(21.825)
Net cash provided by (used in) investing activities	459,657	(974,920)	(1,188.23)
Net cash (used in) provided by financing activities	(208,658)	1,087,061	1,245.041
Total cash flows	$67,762	$(23,218)	$34.986

Net cash used in operating activities for the year ended December 31, 2015, 2014 and 2013 by Residential and us consisted primarily of residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees, acquisition costs and salaries and benefits.

Net cash provided by investing activities for the year ended December 31, 2015 consisted primarily of Residential's mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties. Net cash used in investing activities for the year ended December 31, 2014 consisted primarily of Residential's investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. Net cash used in investing activities for the year ended December 31, 2013 consisted primarily of Residential's investments in non-performing loan portfolios. During periods in which Residential purchases a significant number of real estate or mortgage loan assets and/or conducts substantial renovations of residential real estate, its cash used in investing activities is generally expected to exceed cash provided by investing activities.

Net cash used in financing activities for the year ended December 31, 2015 consisted primarily of payments for share repurchases of Residential's and our common stock under the respective share repurchase programs, payment of dividends by Residential and net repayments of Residential's borrowings. Net cash provided by financing activities for the year ended December 31, 2014 included proceeds of $250.0 million from the issuance of our preferred stock and payments for share repurchases of $240.6 million under our share repurchase program. In addition, net cash provided by financing activities for the year ended December 31, 2014 included Residential's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. Net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of Residential's net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by Residential of debt, repayment of debt previously incurred by Residential, payment of dividends by Residential and the issuance of common stock by Residential.

Off-balance Sheet Arrangements

Residential and we have no off-balance sheet arrangements as of December 31, 2015 and did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table sets forth a summary regarding Residential's and our known contractual obligations. Residential's borrowing obligations below are based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2015 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Borrowings (1)	$1,273,143	$396,383	$371,130	$—	$505,630
Interest (2)	701,616	34,035	45,708	37,481	584,392
	$1,974,759	$430,418	$416,838	$37,481	$1,090,022
______________

(1)
Does not consider the expected redemption dates for secured notes. The securitized assets are the only source of repayment for the secured notes and are expected to provide funding for these liabilities (see Note 7).

(2)	Assumes interest rates as of December 31, 2015 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the asset management agreement as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2015 or 2014.

Recent accounting pronouncements

See Note 1, “Organization and basis of presentation - Recently issued accounting standards” to our consolidated financial statements.

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

Residential elected REIT status upon the filing of its 2013 income tax return. We believe that Residential has complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. Accordingly, we believe that Residential will not be subject to federal income tax on the portion of its REIT taxable income that was distributed to its stockholders for such years, nor do we expect Residential to be taxed on future distributions of its REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

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

Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to Residential’s Investment Committee, which is a committee of Residential’s Chairman, its Chief Executive Officer and its Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. Residential does not originate loans. Residential's mortgage loans held for sale include the remaining re-performing residential mortgage loans that it initially acquired in June 2014 and certain non-performing loans identified by management for sale.

Residential's re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition, and the fair value option was not elected for these loans. Therefore, Residential's re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

Under ASC Topic 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool.

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

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable are written-off when Residential has deemed that the amounts are uncollectible.

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

Residential currently borrows funds on its repurchase facilities at variable rates using secured financings. At December 31, 2015, Residential had $767.5 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $767.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.7 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Subsequent to the filing of our Form 10-K for the year ended December 31, 2014, the Public Company Accounting Oversight Board conducted an inspection of our independent registered public accounting firm’s audit of the Company’s 2014 consolidated financial statements and internal control over financial reporting. Following this inspection, during the fourth quarter of 2015, our independent registered public accounting firm requested a re-evaluation of certain internal controls. In re-evaluating these controls, management identified two control deficiencies in internal control over financial reporting and determined that these deficiencies were material weaknesses at December 31, 2014. The material weaknesses were in the design of 1) the review of the broker price opinions used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at the vendors utilized by the Company to provide fair value information for individual properties and 2) the review of the assumptions used to determine the fair value of mortgage loans. The material weaknesses had no impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2014.

As of December 31, 2015, the Company had remediated the material weakness relating to the review of the broker price opinions used to record real estate owned and real estate assets held for sale by, among other things, designing and implementing control activities to address the control deficiency, including the addition of internal controls to monitor the controls that are in place at the vendors utilized to provide fair value information for individual properties.

The Company is in the process of remediating the other material weakness relating to the review of the assumptions used to determine the fair value of mortgage loans. Specifically, management is designing, documenting and implementing additional control procedures related to the review of the assumptions, including consideration of market transactions utilized in its determination of the fair value of the mortgage loans.

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective solely due to the unremediated material weakness in our internal controls over the accounting for mortgage loans at fair value discussed above.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of our Form10-K for the year ended December 31, 2014, the Public Company Accounting Oversight Board conducted an inspection of our independent registered public accounting firm’s audit of the Company’s 2014 consolidated financial statements and internal control over financial reporting. Following this inspection, during the fourth quarter of 2015, our independent registered public accounting firm requested a re-evaluation of certain internal controls. In re-evaluating these controls, management identified two control deficiencies in internal control over financial reporting and determined that these deficiencies were material weaknesses at December 31, 2014. The material weaknesses were in the design of 1) the review of the broker price opinions used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at the vendors utilized by the Company to provide fair value information for individual properties and 2) the review of the assumptions used to determine the fair value of the mortgage loans.

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the years ended December 31, 2014 or December 31, 2015. However, a material weakness is present even in the absence of a material misstatement if there is a reasonable possibility that a material misstatement could have occurred. Accordingly, our management has determined that the control deficiencies constitute material weaknesses.

Solely as a result of the material weakness over the accounting for mortgage loans at fair value, which has not been remediated as of December 31, 2015, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the internal control over financial reporting of Altisource Asset Management Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not design and maintain effective internal controls related to the review of assumptions used to determine the fair value of mortgage loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the significance of the revenue generated from Altisource Residential Corporation, a consolidated variable interest entity that will be deconsolidated effective January 1, 2016 and the Company’s reliance upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (related parties through January 16, 2015).

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 29, 2016

Changes in Internal Control over Financial Reporting

In Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year-ended December 31, 2014, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2014. As described above, we have subsequently concluded that the material weaknesses described above existed as of December 31, 2014. As a result of the material weakness over the accounting for mortgage loans at fair value, which has not yet been remediated, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework (2013), issued by the COSO.

Remediation of Material Weaknesses

As of December 31, 2015, the Company had remediated the material weakness relating to the review of the broker price opinions used to record real estate owned and real estate assets held for sale by, among other things, designing and implementing control activities to address the control deficiency, including the addition of internal controls to monitor the controls that are in place at the vendors utilized to provide fair value information for individual properties.

The Company is in the process of remediating the other material weakness relating to the review of the assumptions used to determine the fair value of mortgage loans. Specifically, management is designing, documenting and implementing additional control procedures related to the review of the assumptions, including consideration of market transactions, utilized in its determination of the fair value of the mortgage loans and real estate owned.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we refer to as the “2016 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2015. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.9
Asset Management Agreement, dated March 31, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.10
Amendment to Asset Management Agreement, dated April 7, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.11
Commercial Lease, dated April 16, 2015 by and between St. Croix Financial Center, Inc. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 22, 2015).

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

Altisource Asset Management Corporation
Date:	February 29, 2016	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	February 29, 2016	By:	/s/	Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ George G. Ellison	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
George G. Ellison
/s/ Paul T. Bossidy	Director	February 29, 2016
Paul T. Bossidy
/s/ Ricardo C. Byrd	Director	February 29, 2016
Ricardo C. Byrd
/s/ Dale Kurland	Director	February 29, 2016
Dale Kurland
/s/ Nathaniel Redleaf	Director	February 29, 2016
Nathaniel Redleaf
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 22, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue through its asset management agreement with Altisource Residential Corporation, a consolidated variable interest entity that will be deconsolidated effective January 1, 2016 with the adoption of ASU 2015-02, Consolidation. Additionally, as discussed in Notes 1 and 9, the Company is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (related parties through January 16, 2015).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 29, 2016

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets:
Real estate held for use:
Land (from consolidated VIE)	$56,346	$14,424
Rental residential properties (net of accumulated depreciation of $7,127 and $1,062, respectively - from consolidated VIE)	224,040	60,908
Real estate owned (from consolidated VIE)	455,483	457,045
Total real estate held for use, net	735,869	532,377
Real estate assets held for sale (from consolidated VIE)	250,557	92,230
Mortgage loans at fair value (from consolidated VIE)	960,534	1,959,044
Mortgage loans held for sale (from consolidated VIE)	317,336	12,535
Cash and cash equivalents (including from consolidated VIE $116,702 and $66,166, respectively)	184,544	116,782
Restricted cash (from consolidated VIE)	20,566	13,282
Accounts receivable, net (including from consolidated VIE $45,903 and $10,313, respectively)	46,026	11,068
Related party receivables (from consolidated VIE)	—	17,491
Deferred leasing and financing costs, net (from consolidated VIE)	7,886	4,251
Prepaid expenses and other assets (including from consolidated VIE $415 and $373, respectively)	2,458	1,638
Total assets	$2,525,776	$2,760,698
Liabilities:
Repurchase agreements (from consolidated VIE)	$767,513	$1,015,000
Other secured borrowings (from consolidated VIE)	505,630	324,082
Accounts payable and accrued liabilities (including from consolidated VIE $32,448 and $11,678, respectively)	38,722	16,726
Related party payables (including from consolidated VIE $0 and $4,879, respectively)	—	6,169
Total liabilities	1,311,865	1,361,977
Commitments and contingencies (Note 7)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2015 and 2014; redemption value $250,000	249,133	248,927
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,556,828 and 2,048,223 shares issued and outstanding, respectively, as of December 31, 2015 and 2,452,101 and 2,188,136 shares issued and outstanding, respectively as of December 31, 2014	26	25
Additional paid-in capital	23,419	14,152
Retained earnings (accumulated deficit)	50,678	54,174
Treasury stock, at cost, 508,605 shares as of December 31, 2015 and 263,965 as of December 31, 2014	(254,984)	(245,468)
Total stockholders' equity (deficit)	(180,861)	(177,117)
Noncontrolling interest in consolidated affiliate	1,145,639	1,326,911
Total equity	964,778	1,149,794
Total liabilities and equity	$2,525,776	$2,760,698

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenues:
Rental revenues	$13,233	$1,564	$36
Net unrealized gain on mortgage loans	88,829	350,822	61,092
Net realized gain on mortgage loans	58,061	55,766	10,482
Net realized gain on mortgage loans held for sale	36,432	2,771	—
Net realized gain on real estate	50,932	9,482	—
Interest income	612	2,893	687
Total revenues	248,099	423,298	72,297
Expenses:
Residential property operating expenses	66,266	26,018	767
Real estate depreciation and amortization	7,472	1,067	25
Acquisition fees and costs	2,292	1,545	1,408
Related party acquisition fees and costs	—	1,039	115
Real estate and mortgage loan selling costs and impairment	72,230	21,788	184
Mortgage loan servicing costs	62,346	68,181	10,418
Interest expense	53,131	35,647	4,568
General and administrative	32,896	18,346	16,857
Related party general and administrative	—	4,446	3,652
Total expenses	296,633	178,077	37,994
Other income	—	5,407	—
(Loss) income before income taxes	(48,534)	250,628	34,303
Income tax expense	354	2,096	—
Net (loss) income	(48,888)	248,532	34,303
Net (income) loss attributable to noncontrolling interest in consolidated affiliate	45,598	(188,853)	(39,596)
Net (loss) income attributable to common stockholders	$(3,290)	$59,679	$(5,293)

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(1.59)	$26.31	$(2.26)
Weighted average common stock outstanding – basic	2,202,815	2,261,968	2,346,993
(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(1.59)	$21.07	$(2.26)
Weighted average common stock outstanding – diluted	2,202,815	2,832,188	2,346,993

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Noncontrolling interest in consolidated affiliate	Total equity
	Number of shares	Amount
December 31, 2012	2,343,213	$23	$4,993	$(46)	$—	$99,911	$104,881
Issuance of common stock	11,561	1	20	—	—	—	21
Capital contribution from noncontrolling interest	—	—	—	—	—	659,007	659,007
Distribution from noncontrolling interest	—	—	—	—	—	(13,087)	(13,087)
Share-based compensation	—	—	7,842	—	—	—	7,842
Net loss	—	—	—	(5,293)	—	39,596	34,303
December 31, 2013	2,354,774	24	12,855	(5,339)	—	785,427	792,967
Issuance of common stock, including option exercises	97,327	1	46	—	—	—	47
Treasury shares repurchased	—	—	—	—	(245,468)	—	(245,468)
Capital contribution from noncontrolling interest	—	—	—	—	—	468,429	468,429
Distribution from noncontrolling interest	—	—	—	—	—	(116,025)	(116,025)
Amortization of preferred stock issuance costs	—	—	—	(166)	—	—	(166)
Share-based compensation	—	—	1,251	—	—	227	1,478
Net income (loss)	—	—	—	59,679	—	188,853	248,532
December 31, 2014	2,452,101	25	14,152	54,174	(245,468)	1,326,911	1,149,794
Issuance of common stock, including option exercises	104,727	1	72	—	—	—	73
Treasury shares repurchased	—	—	—	—	(9,516)	—	(9,516)
Capital contribution from noncontrolling interest	—	—	—	—	—	111	111
Distribution from noncontrolling interest	—	—	—	—	—	(103,649)	(103,649)
Repurchase of noncontrolling interest in subsidiaries by affiliate	—	—	—	—	—	(24,983)	(24,983)
Acquisition of noncontrolling interest in affiliate	—	—	2,330	—	—	(7,337)	(5,007)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	6,865	—	—	184	7,049
Net loss	—	—	—	(3,290)	—	(45,598)	(48,888)
December 31, 2015	2,556,828	$26	$23,419	$50,678	$(254,984)	$1,145,639	$964,778

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating activities:
Net income (loss)	$(48,888)	$248,532	$34,303
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(88,829)	(350,822)	(61,092)
Net realized gain on mortgage loans	(58,061)	(55,766)	(10,482)
Net realized gain on mortgage loans held for sale	(36,432)	(2,771)	—
Net realized gain on sale of real estate	(50,932)	(9,482)	—
Real estate depreciation and amortization	7,472	1,067	25
Real estate and mortgage loan selling costs and impairment	72,230	21,788	—
Accretion of interest on re-performing mortgage loans	(551)	(2,610)	—
Share-based compensation	6,865	1,478	7,842
Amortization of deferred financing costs	7,348	3,425	1,102
Loss on retirement of leasehold improvements	212	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,919)	(4,227)	—
Related party receivables	17,491	8,199	(515)
Prepaid expenses and other assets	(1,023)	(1,106)	(124)
Deferred leasing costs	(88)	—	—
Accounts payable and accrued liabilities	18,037	3,650	4,761
Related party payables	(6,169)	3,286	2,355
Net cash used in operating activities	(183,237)	(135,359)	(21,825)
Investing activities:
Investment in mortgage loans	—	(1,265,890)	(1,212,620)
Investment in real estate	(119,977)	(34,104)	(6,198)
Investment in renovations	(27,410)	(12,721)	(465)
Investment in affiliate	(5,007)	—	—
Real estate tax advances	(29,862)	(33,719)	(6,472)
Mortgage loan dispositions	468,111	334,366	38,967
Mortgage loan payments	26,206	20,900	4,901
Disposition of real estate	154,880	23,652	685
Acquisition-related deposits	—	—	(1,150)
Change in restricted cash	(7,284)	(7,404)	(5,878)
Net cash provided by (used in) investing activities	459,657	(974,920)	(1,188,230)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Financing activities:
Proceeds from issuance of preferred stock	—	250,000	—
Cost of issuance of preferred stock	—	(1,237)	—
Issuance of common stock, including stock option exercises	833	12,389	935
Repurchase of common stock	(9,516)	(245,468)	—
Payment of tax withholdings on exercise of stock options	(760)	(12,342)	(914)
Cost of issuance of common stock	—	—	—
Capital contribution from noncontrolling interest	111	468,429	659,007
Distribution to noncontrolling interest	(98,123)	(116,025)	(13,087)
Repurchase of noncontrolling interest in subsidiaries by affiliate	(24,983)	—	—
Proceeds from issuance of other secured debt	220,931	324,426	—
Repayments of secured notes	(39,832)	(344)	—
Proceeds from repurchase agreement	347,077	1,094,042	689,490
Repayments of repurchase agreement	(594,564)	(681,424)	(87,108)
Payment of deferred financing costs	(9,832)	(5,385)	(3,282)
Related party payables	—	—	—
Net cash (used in) provided by financing activities	(208,658)	1,087,061	1,245,041
Net increase (decrease) in cash and cash equivalents	67,762	(23,218)	34,986
Cash and cash equivalents as of beginning of the period	116,782	140,000	105,014
Cash and cash equivalents as of end of the period	$184,544	$116,782	$140,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,559	$31,053	$2,445
Income taxes paid	265	2,778	—
Transfer of mortgage loans to real estate owned, net	470,221	587,268	31,014
Transfer of mortgage loans at fair value to mortgage loans held for sale	535,836	—	—
Change in accrued capital expenditures	(1,388)	4,151	—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	(592)	10,024	9,812
Changes in receivables from real estate owned dispositions	15,252	4,640	—
Acquisition-related payable	—	—	1,209
Unpaid distribution to noncontrolling interest	5,526	—	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”). Subsequent to our separation from Altisource Portfolio Solutions S.A. (“Altisource”) on December 21, 2012, we immediately commenced operations. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“Residential”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. Substantially all of our standalone revenue for all periods presented was generated through our asset management agreement with Residential.

Residential focuses on acquiring, owning and managing single-family rental properties throughout the United States and conducts substantially all of its activities through its wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, Residential acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios; however, commencing in the second quarter of 2015, it refocused its acquisition strategy to opportunistically acquire portfolios of single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in its rental portfolio.

The Company and Residential both have long-term service agreements with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. Residential also has servicing agreements with three separate servicers. The Company’s and Residential’s ability to execute their business strategies are reliant, in large part, on the performance of these service providers. Altisource and one of the three servicers, Ocwen Financial Corporation (“Ocwen”), were related parties through January 16, 2015 (see Note 9).

We initially provided services to Residential pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) under which we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. The New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on Residential's operating results. See Note 9 for additional details of the New AMA.

Since Residential commenced operations, it has completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

The consolidated financial statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership in our capacity as general partner or managing member or by contract. In addition, we consolidate those entities deemed to be variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary.

Our financial statements include the accounts of our wholly owned subsidiaries as well as one VIE of which we are the primary beneficiary as well as three VIEs of which Residential is the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We have concluded that Residential is a VIE because Residential’s equity holders lack the ability through voting rights to make decisions about Residential’s activities that have a significant effect on the success of Residential. We have also concluded that we are the primary beneficiary of Residential because under the asset management agreement we have the power to direct the activities of Residential that most significantly impact Residential’s economic performance including establishing Residential’s investment and business strategy. As a result, we consolidate Residential in our consolidated financial statements. As discussed within Recently issued accounting standards, upon the adoption of ASU 2015-02, we will deconsolidated Residential from our Consolidated Financial Statements effective January 1, 2016.

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

Residential also has three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), that are special purpose entities (“SPEs”) and are classified as VIEs. Because Residential is the primary beneficiary, these entities are included in the consolidated financial statements of Residential. See Note 7 for more information regarding these securitization trusts.

Additionally, we provide management services to NewSource Reinsurance Company Ltd. (“NewSource”), a title insurance and reinsurance company in Bermuda. In October 2013, we invested $2.0 million in 100% of the common stock of NewSource, and in September 2015, we contributed an additional $5.0 million to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). Because we own 100% of voting common stock of NewSource, we consolidate NewSource in our consolidated financial statements.

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

Recently issued accounting standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01 (Subtopic 825-10) - Financial Instruments - Overall. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the impact of adopting these standards to have a material impact on our consolidated financial statements.

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

ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Upon adoption of this amendment on January 1, 2016, we will deconsolidate Residential using the modified retrospective approach, which allows for a cumulative-effect adjustment to equity in the period of adoption. As a result, periods ending prior to the adoption will not be impacted. The adoption will effectively remove those balances disclosed as from consolidated VIE on our consolidated balance sheets and will result in a reduction in consolidated assets and liabilities of $2.4 billion and $1.3 billion, respectively, on January 1, 2016, resulting in a net deficit of $180.9 million. In addition, the impact of the adoption on noncontrolling interests in consolidated affiliate will be a reduction of $1.1 billion on January 1, 2016. Subsequent to adoption, our consolidated revenues will consist primarily of fees received from Residential under the New AMA, and our consolidated expenses will consist primarily of general and administrative expenses, including salaries and employee benefits, professional and legal fees, occupancy expenses and other general and administrative expenses. See Note 9 for further discussion of the New AMA. Such revenues and expenses for the years ended December 31, 2015, 2014 and 2013 are presented below ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Fee revenue from Residential	23,716	74,019	10,291
Expenses	25,357	15,318	15,584

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Fees under the asset management agreement

In accordance with the asset management agreement, we receive compensation from Residential on a quarterly basis for our efforts in the management of Residential's business. We recognize these fees in the fiscal quarter in which they are earned. Refer to Note 9 for details of the fee structure under the asset management agreement. Our revenue and Residential's corresponding expense related to these fees are eliminated in consolidation.

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

Residential elected REIT status upon the filing of its 2013 income tax return. We believe that Residential has complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. Accordingly, we believe that Residential will not be subject to federal income tax on the portion of its REIT taxable income that was distributed to its stockholders for such years, nor do we expect Residential to be taxed on future distributions of its REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If Residential fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, Residential subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect Residential’s net income and net cash available for distribution to stockholders. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

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

Residential also recognizes unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when Residential has obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using broker price opinions (“BPOs”).

Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to Residential’s Investment Committee, which is a committee of Residential’s Chairman, its Chief Executive Officer and its Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. Residential does not originate loans. Residential's mortgage loans held for sale include the remaining re-performing residential mortgage loans that it initially acquired in June 2014 and certain non-performing loans identified by management for sale.

Residential's re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition, and the fair value option was not elected for these loans. Therefore, Residential's re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

Under ASC Topic 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. Residential determines the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool.

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

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable are written-off when Residential has deemed that the amounts are uncollectible.

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

3. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On August 18, 2015, Residential completed the acquisition of 1,314 single-family residential properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from an unrelated third party for an aggregate purchase price of approximately $111.4 million. Residential recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $1.3 million based upon the costs Residential would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date.

During the third quarter of 2015, Residential initiated a program to purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Residential acquired 98 properties under this program during 2015.

The aggregate purchase price attributable to these acquired properties was $120.0 million for the year ended December 31, 2015.

During the year ended December 31, 2014, Residential acquired 237 single-family residential properties. The aggregate purchase price attributable to these acquired properties was $34.1 million.

Dispositions

During the year ended December 31, 2015, Residential disposed of 1,321 residential properties and recorded $50.9 million of net realized gains on real estate. Residential disposed of 221 residential properties during the year ended December 31, 2014 and recorded $9.5 million of net realized gains on real estate.

Mortgage loan assets

Acquisitions

Residential did not acquire any mortgage loans during the year ended December 31, 2015. During the year ended December 31, 2014, Residential acquired an aggregate of 8,205 mortgage loans, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the year ended December 31, 2014, Residential acquired an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, Residential acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

Resolutions and dispositions

During the year ended December 31, 2015, Residential resolved 590 mortgage loans, primarily through short sales, refinancing and foreclosure sales. In addition, Residential sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these disposals, Residential recorded $58.1 million of net realized gains on mortgage loans.

During December 2015, Residential sold a total of 306 of our mortgage loans held for sale to third party purchasers. In connection with these sales, Residential recorded $14.0 million of net realized gains on mortgage loans held for sale.

During November 2015, Residential sold 466 of our mortgage loans held for sale to a third party purchaser. In connection with this sale, Residential recorded $21.9 million of net realized gains on mortgage loans held for sale.

During June 2015, Residential sold 52 loans from the re-performing mortgage loans purchased in June 2014 to a third party purchaser. In connection with this sale, Residential recorded $0.5 million of net realized gains on mortgage loans held for sale.

During the year ended December 31, 2014, Residential resolved 735 mortgage loans, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, Residential recorded $55.8 million of net realized gains on mortgage loans. During October 2014, Residential sold 934 re-performing loans to an unrelated third party and recognized $2.8 million of net realized gains on mortgage loans held for sale. The sale included 770 loans from the re-performing mortgage loans held for sale purchased in June 2014 and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions that had a clean pay history of at least six months.

Transfers of mortgage loans to real estate owned

During the years ended December 31, 2015 and 2014, Residential transferred an aggregate of 2,443 and 3,682 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $470.2 million and $587.3 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, Residential recorded $91.3 million and $124.9 million (net of $6.6 million of gains reclassified on REO sold), respectively, in net unrealized gains on mortgage loans.

Due diligence costs

During the years ended December 31, 2015, 2014 and 2013, Residential recognized $0.4 million, $3.1 million and $3.5 million, respectively, for due diligence costs related to these and other transactions in general and administrative expense during the year ended December 31, 2015 and in both general and administrative expense and related party general and administrative expense during the years ended December 31, 2014 and 2013.

4. Real estate assets, net

Real estate held for use

As of December 31, 2015, Residential had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we will make a final determination whether each property meets Residential's rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) Residential has recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require Residential to await the expiration of a redemption period before a foreclosure can be finalized. Residential includes these redemption periods in its portfolio pricing, which generally reduces the price it pays for the mortgage loans. Once the redemption period expires, Residential immediately proceeds to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets Residential's rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet Residential's rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2014, Residential had 3,349 REO properties held for use. Of these properties,336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile.

We generally rent our REO properties under non-cancelable leases with a term of one to two years. Future minimum rental revenues under leases existing for the 2,118 properties that were leased as of December 31, 2015 are as follows ($ in thousands):

2016	$16,661
2017	1,311
2018	159
2019	167
2020 and thereafter	—
$18,298

Residential recognized $36.5 million, $7.9 million and $0 of REO valuation impairment for the years ended December 31, 2015, 2014 and 2013, respectively.

Real estate held for sale

As of December 31, 2015, Residential classified 1,583 properties having an aggregate carrying value of $250.6 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2014, Residential had 611 REO properties having an aggregate carrying value of $92.2 million held for sale.

5. Mortgage loans

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans at fair value	10,963	$1,959,044	$2,935,961	$2,693,525

The following table sets forth the carrying value of Residential's mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	$225,024	$314,991	$330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452

Residential's mortgage loans held for sale include our remaining re-performing residential mortgage loans that it initially acquired in June 2014 and certain non-performing loans identified by management for sale. Residential transferred these mortgage loans to mortgage loans held for sale to take advantage of attractive market pricing and because it does not expect them to be rental candidates.

In addition, in December 2015, Residential commenced an auction to sell an additional portfolio of 1,266 non-performing and re-performing mortgage loans with an aggregate UPB of $434.3 million, representing approximately 24% of its loan portfolio by UPB. On January 19, 2016, following the auction process, we agreed in principle to award the sale to an unrelated third party.

Re-performing residential mortgage loans

For the year ended December 31, 2015 and 2014, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the year ended December 31, 2015 and 2014, Residential accreted $0.6 million and $2.6 million into interest income with respect to these re-performing loans. As of December 31, 2015 and 2014, these re-performing loans, having a UPB of $6.0 million and $18.4 million, respectively, and a carrying value of $4.0 million and $12.5 million, respectively, were included in mortgage loans held for sale.

The following table presents information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition of June 27, 2014 ($ in thousands):

Contractually required principal and interest at the date of acquisition	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009
The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Year ended December 31, 2015	Year ended December 31, 2014
Balance at the beginning of the period	$7,640	$—
Acquisitions	—	84,728
Loans sold	(4,943)	(74,478)
Accretion	(551)	(2,610)
Balance at the end of the period	$2,146	$7,640

6. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	767,513	—
Other secured borrowings	—	502,268	—

December 31, 2014
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	96,041
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	1,015,000	—
Other secured borrowings	—	321,409	—

No assets were transferred from one level to another level during the year ended December 31, 2015 or 2014.

The carrying values of Residential's and our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables, preferred stock, and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans at fair value and non-performing mortgage loans held for sale is estimated using our proprietary pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Mortgage loans at fair value
Beginning balance	$1,959,044	$1,207,163
Investment in mortgage loans at fair value	—	1,122,408
Net unrealized gain on mortgage loans at fair value	177,545	350,822
Net realized gain on mortgage loans at fair value	58,061	55,766
Transfers of mortgage loans at fair value to mortgage loans held for sale	(535,836)	—
Mortgage loans at fair value dispositions and payments	(257,505)	(235,743)
Real estate tax advances to borrowers	29,261	36,842
Reclassification of realized gains on real estate sold from unrealized gains	—	9,054
Transfer of real estate owned to mortgage loans at fair value	15,974	8,400
Transfer of mortgage loans at fair value to real estate owned	(486,010)	(595,668)
Ending balance at December 31	$960,534	$1,959,044

Net unrealized gain on mortgage loans at fair value held at the end of the period	$78,453	$222,034

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of December 31, 2015 and December 31, 2014:

Input	December 31, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0.0% to 10.2%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.6	0.1 - 5.3
Value of underlying properties	$3,000 - $4,500,000	$3,000 - $5,300,000

7. Borrowings

Repurchase and loan agreements

Residential's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in its portfolio. Residential has effective control of the assets associated with these agreements and therefore has concluded these are financing arrangements. As of December 31, 2015, the weighted average annualized interest rate on borrowing under Residential's repurchase and loan agreements was 3.35%, excluding amortization of deferred financing costs.

Residential has entered into three separate repurchase agreements and a loan agreement to finance the acquisition and ownership of its residential mortgage loans and REO properties. Below is a description of each agreement:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, Residential entered into an amended and restated repurchase agreement with CS that increased its aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016. On Residential's behalf, we are in discussions with CS to renew and further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016. Under the DB repurchase agreement, Residential has not been eligible for additional funding under the facility since March 2015, and its aggregate funding capacity was thereby reduced to $54.9 million, which was the amount outstanding under the facility on December 31, 2015. Residential expects to repay the remaining outstanding balance of the DB repurchase agreement during March 2016 primarily with available funds and then transfer of all or some of the collateral to its other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014, the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of Residential's non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, Residential exercised its option to extend the termination date of this facility to March 23, 2016. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase the sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, Residential amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016. On Residential's behalf, we are in discussions with Nomura to renew and further extend the Nomura loan agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

Following all of the amendments described above, the maximum aggregate funding available to Residential under these repurchase and loan agreements as of December 31, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2015, an aggregate of $767.5 million was outstanding under these repurchase and loan agreements. All obligations under each of these repurchase and loan agreements are fully guaranteed by Residential.

The following table sets forth data with respect to Residential's repurchase and loan agreements as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
	$1,279,944	$1,378,900	$767,513	$512,431
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044	$2,956
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509	180,491
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447	26,553
	$1,225,000	$1,819,559	$1,015,000	$210,000

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

Pursuant to the CS repurchase agreement, Residential is entitled to collateralize a portion of the facility with securities. As of December 31, 2015, approximately $19.8 million of the amounts outstanding under the CS repurchase agreement was collateralized by $32.0 million of the Class M Notes issued and retained by Residential in connection with the securitization completed in September 2014 by ARLP 2014-1, approximately $29.2 million of the amounts outstanding under the CS repurchase agreement was collateralized by $45.1 million of the Class A-2 Notes issued and retained by Residential in connection with the securitization completed in November 2014 by ARLP 2014-2, and approximately $21.0 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by Residential in connection with the securitization completed in July 2015 by ARLP 2015-1.

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

Residential is currently in compliance with the covenants and other requirements with respect to its repurchase and loan agreements. We monitor Residential's banking partners' ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured debt

On June 29, 2015, Residential completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by Residential's operating partnership with a federally-chartered bank as its trustee. Residential retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to Residential and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of Residential's other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and Residential does not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million.

On November 25, 2014, Residential completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. Residential initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, Residential sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of Residential's other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and Residential does not guaranty any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million.

On September 25, 2014, Residential completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of Residential's other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and Residential does not guaranty any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

Residential retained all of the Class M Notes issued by ARLP 2014-1 in its TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

The following table sets forth data with respect to these notes as of December 31, 2015 and 2014 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (4)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
		$505,630
December 31, 2014:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class A Notes due to ARNS, Inc.		(15,000)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
		$324,082
__________________

(1)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(4)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

8. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2015 or which settled during 2015:

Police Retirement System of St. Louis v. Erbey, et al. On January 15, 2015, a stockholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported stockholder of Residential under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223. The action named as defendants William C. Erbey and each of the members of Residential’s Board of Directors and alleged that Mr. Erbey and Residential’s Directors breached their fiduciary duties in connection with the asset management agreement among Residential, Altisource Residential, L.P. and us. The action also named Altisource Residential, L.P. and AAMC as defendants and alleged that we aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named Residential as a nominal defendant. The plaintiff sought, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing Residential’s Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to Residential’s corporate governance and an award of attorney’s and other fees and expenses.

On March 31, 2015, we and Residential entered into the New AMA to replace the Original AMA. This New AMA was publicly announced on March 31, 2015. In connection with the entry into the New AMA, the Defendants (including all the individual defendants, Residential, AAMC and Altisource Residential, L.P.) and Plaintiff entered into a Memorandum of Understanding (the “MOU”) to settle the action for the consideration of the New AMA and an application for an award of attorneys’ fees and litigation expenses for plaintiff’s counsel of an amount not to exceed $6.0 million.

On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the court on the same day. By Order dated August 3, 2015, the court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized Residential to provide notice of the proposed Settlement to its stockholders.

On November 9, 2015, the Settlement was approved by the court, and no shareholders objected to the Settlement. Therefore, the matter was resolved and all claims in the action that were, or could have been, brought by or on behalf of Residential challenging the Original AMA among Residential, Altisource Residential L.P. and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. Pursuant to the Settlement, the defendants paid the attorneys’ fees and expenses of plaintiff’s counsel in an amount of $6.0 million. This payment was a 100% covered claim under Residential’s and our insurance policy, and we recognized no loss in connection with this settlement.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of Residential under the caption Kirk Hulstrom v. William Erbey, et al., SX-15-CV-158. The action named as defendants William C. Erbey, each of the current and former members of Residential’s Board of Directors, certain officers of Residential, AAMC and Ocwen. In the complaint, plaintiff asserted claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between Residential and us. As to AAMC and Ocwen, plaintiff alleged that both companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named Residential as a nominal defendant.

In November 2015, the parties agreed that plaintiff Hulstrom would become party to the Settlement in the Police Retirement System of St. Louis action described above with no additional Settlement payment by the defendants. In connection therewith, on December 10, 2015, Hulstrom filed a notice of voluntary dismissal of this matter, which released and resolved all claims asserted in this action. Therefore, there is no expected liability to us in this matter.

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

Erbey with respect to AAMC’s relationship and transactions with Residential, Altisource, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff. On May 15, 2015, the court entered a scheduling order requiring plaintiff to file an amended complaint on or before June 19, 2015, and setting a briefing schedule for any motion to dismiss. Plaintiff filed an amended complaint on June 19, 2015. On July 20, 2015, AAMC and Mr. Erbey filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on September 3, 2015, and we are awaiting a decision from the court on the motion. We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Residential and AAMC.

On May 15, 2015, the plaintiff and the defendants filed an agreed motion to stay the action until the earliest of any of the following events: (i) the City of Cambridge Retirement System action is dismissed with prejudice; (ii) any of the defendants in the City of Cambridge Retirement System action file an answer in that action; and (iii) defendants do not move to stay any later-filed derivative action purportedly brought on behalf of us arising from similar facts as the Kanga action and relating to the same time frame or such motion to stay is denied.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al. On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen.

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Residential, AAMC, Altisource and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance and an award of attorneys’ and other fees and expenses.

On April 13, 2015, nominal defendant Ocwen and defendants Mr. Erbey and Mr. Faris filed a motion to stay the action.

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant Residential filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted Residential's and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

On December 15, 2015, Hutt v. Erbey, et al., Case No. 15-cv-81709-WPD, was transferred to the Southern District of Florida from the Northern District of Georgia. That same day, a third related derivative action, Lowinger v. Erbey, et al., Case No. 15-cv-62628-WPD, was also filed in the Southern District of Florida. The court then requested that the parties file a response stating their positions as to whether the actions should be consolidated. On December 29, 2015, we filed a response stating that we took no position on the issue of consolidation, so long as our defenses were fully reserved should plaintiff Sokolowski seek to file an amended complaint. Neither plaintiff Sokolowski nor plaintiff Hutt opposed consolidation in their responses. On December 30, 2015, the court issued an order that, among other things, extended the deadline for plaintiff Sokolowski to file its amended complaint to cure the jurisdictional defects as to Residential and us until January 13, 2016. On January 8, 2016, the court issued an order consolidating the three related actions.

On February 2, 2016, Plaintiffs Sokolowski and Lowinger filed competing motions for appointment of lead counsel in the consolidated action. These motions were fully briefed on February 5, 2016. Subsequently, on February 17, 2016, the court issued an order appointing Sokolowski’s counsel as lead counsel with Lowinger’s and Hutt’s counsel serving on the executive committee of the plaintiffs. It also ordered that a consolidated complaint in the matter shall be filed no later than March 8, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

9. Related-party transactions

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of Altisource and Chairman of Residential. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of us, Altisource and Residential and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and Altisource are no longer considered related parties of Residential or AAMC as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures.

Asset Management Agreement with Residential

Pursuant to the asset management agreement, we design and implement Residential's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential's day-to-day operations, (2) defining investment criteria in Residential's investment policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of Residential's single-family rental properties, (6) overseeing the servicing of Residential's residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. Our management also has significant corporate governance experience that enables us to manage Residential's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Residential's board of directors to any business or entity competing against Residential in (a) the acquisition or sale of portfolios of REO properties, (b) the carrying on of a single-family rental business, (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets, (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which Residential engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Residential's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Residential's prior consent.

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential's average invested equity capital for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Residential's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Residential) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by Residential for the first time during the quarter.

Residential has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above.

Under the New AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0% during the then-current period. The Original AMA had a 15 year term, but provided Residential with significant termination rights including the ability to terminate the agreement if Residential’s board determined, in its sole discretion, that our performance was unsatisfactory or our compensation was reasonable. However, under the New AMA, Residential’s termination rights are significantly limited. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Residential “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

Under the Old AMA, Residential paid us a quarterly incentive management fee as follows:

(i)
2% of all cash available for distribution by Residential to its stockholders and to us as incentive management fee, which we referred to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we referred to as the “quarterly per share distribution amount,” exceeded $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.193, then

(iii)	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.257, and thereafter

(iv)	50% of all additional available cash for the quarter,

in each case set forth in clauses (i) through (iv), as such amounts would have been appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend, should any have occurred.

Residential distributed any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

Residential was required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incurred or payments we made on Residential’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incurred related to the asset management services we provided to Residential.

Agreements with Altisource

We have engaged Altisource to provide services for us as detailed below. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance. Altisource’s failure to perform the services under these agreements with Residential or us could have a material adverse effect on us.

Support services agreements

Under separate support services agreement with each of Residential and us, Altisource may provide services in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where Residential or we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. Each support services agreement may be extended for two years after the separation and automatically renews every year thereafter, but may be terminated earlier under certain circumstances including a default. The fees for all support services provided pursuant to each support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

During 2015, we internalized certain of the support services that had been provided to us by Altisource by directly hiring 31 of the Altisource employees that had provided those services. We believe the direct hire of these employees has further increased our infrastructure so that we are better able to serve Residential operationally while enabling Altisource to focus on the property management, maintenance and brokerage services that matter most to Residential.

The total fees incurred by Residential or us under these agreements are dependent upon business activity and the level of services required in connection therewith. In the event our asset management agreement with Residential expires or is terminated, the support services agreements will terminate within 30 days.

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

Agreement Residential has with Altisource

Master services agreement

Residential has engaged Altisource to provide property management, leasing, renovation management and valuation services associated with the single-family rental properties they acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable. We work directly with Altisource’s vendor management team on behalf of Residential, and our construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through our team, Residential coordinates with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain. We believe our experience and these coordinated efforts with Altisource provide us with the capabilities to replicate Altisource’s vendor network, if necessary.

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

Agreements with Ocwen

Support services agreement

Under the support services agreement, Ocwen may provide us with business development services, as well as analytical services in connection with our management and valuation of Residential’s portfolio and administrative services in connection with the operation of our business. The support services agreement may be terminated by either us or Ocwen upon 30 days prior notice. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith). The Ocwen support services agreement was terminated in February 2016.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith.

Aircraft time sharing agreement

On November 15, 2013, we entered into an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen pursuant to which Ocwen will make its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period will directly correlate to our use of the aircraft in each period, which will vary depending on our needs and business use. The Timeshare Agreement was terminated in February 2016.

Sublease

Until the second quarter of 2015, we subleased approximately 2,000 square feet from Ocwen. The annual rent under the sublease was $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus 50% of the lease-related operating expenses and leasehold improvements. The sublease was terminated in April 2015.

Agreement Residential has with Ocwen

Servicing agreement

Residential has engaged Ocwen to service certain of its residential mortgage loans and to provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provides for an initial term of 15 years. In the event Residential’s asset management agreement with us expires or is terminated, the servicing agreement will terminate within 30 days. From Residential's inception through 2014, Residential had exclusively engaged Ocwen to service the residential mortgage loans in its portfolio. During 2015, Residential transferred servicing of a portion of its portfolio to two additional mortgage servicers.

The total fees incurred by Residential under this agreement are dependent upon the number and type of acquired residential mortgage loans that Ocwen services pursuant to the terms of the agreement.

Related party transaction summary

Our consolidated statements of operations include the following significant related party transactions for the periods indicated ($ in thousands):

	Amount	Counter- party	Location within Consolidated Statements of Operations
Year ended December 31, 2015
Base management fee	$13,935	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Conversion fee	1,037	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Expense reimbursements	750	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	7,994	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Professional fee sharing for negotiation of AMA	2,000	Residential	Net income attributable to noncontrolling interest in consolidated affiliate

Year ended December 31, 2014
Residential property operating expenses (1)	$21,612	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	65,363	Ocwen	Mortgage loan servicing costs
Acquisition fees and costs	1,039	Altisource	Related party acquisition fees and costs
Office and occupancy costs	349	Ocwen	Related party general and administrative expenses
Salaries and benefits	2,028	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	2,069	Altisource	Related party general and administrative expenses
Expense reimbursements	6,070	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	67,949	Residential	Net income attributable to noncontrolling interest in consolidated affiliate

Year ended December 31, 2013
Residential property operating expenses (1)	$767	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	9,335	Ocwen	Mortgage loan servicing costs
Acquisition fees and costs	115	Altisource	Related party acquisition fees and costs
Office and occupancy costs	256	Ocwen	Related party general and administrative expenses
Salaries and benefits	1,273	Ocwen/Altisource	Related party general and administrative expenses
Other general and administrative expenses	2,123	Altisource	Related party general and administrative expenses
Expense reimbursements	5,411	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	4,880	Residential	Net loss (income) attributable to noncontrolling interest in consolidated affiliate
_______________

(1)
Residential property operating expenses include costs associated with Residential's ownership and operation of rental properties, including valuation services. Residential engages third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for its ultimate use.

No Incentive Management Fee under the New AMA was earned by us during 2015 because Residential's return on invested capital (as defined in the New AMA) for the three quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of December 31, 2015, the aggregate return shortfall from the prior three quarters under the New AMA was approximately 10.77% of invested capital. Therefore, Residential must achieve a 12.52% return on invested capital in the first quarter of 2016 before any Incentive Management Fee will be payable to us for the first quarter of 2016. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to us.

In September 2015, we contributed an additional $5.0 million to NewSource.

In the third quarter of 2015, we acquired 324,465 shares of Residential's common stock in open market transactions, representing approximately 0.58% of Residential's outstanding common stock as of December 31, 2015.

Transactions under our agreements with Ocwen and Altisource for the period January 1, 2015 through January 16, 2015 were not material to our consolidated results of operations.

On September 30, 2014, pursuant to a master repurchase agreement, Residential's TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield.

During the year ended December 31, 2013, Residential acquired a portfolio from Ocwen Financial Corporation ("Ocwen") of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

10. Incentive compensation and share-based payments

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

Our named executive officers and certain employees have and will receive grants of stock options and restricted stock under the 2012 Equity Incentive Plan (the “2012 Plan”). In addition, a special grant of stock options and restricted stock was made to certain Ocwen employees related to the separation under the 2012 Special Equity Incentive Plan (the “2012 Special Plan”). Dividends received on restricted stock are forfeitable and are accumulated until the time of vesting at the same rate and on the same date as on shares of common stock. The aggregate number of shares of common stock that may be issued under the 2012 Plan is approximately 15% of our outstanding shares, subject to proportionate adjustment in the event of stock splits and similar events. Upon the vesting of stock options and restricted stock, we may withhold up to the statutory minimum to satisfy the resulting employee tax obligation.

The 2012 Plan also allows for the grant of performance awards and other awards such as purchase rights, equity appreciation rights, shares of common stock awarded without restrictions or conditions, convertible securities, exchangeable securities or other rights convertible or exchangeable into shares of common stock, as the Compensation Committee in its discretion may determine.

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2015
Stock options outstanding	181,702
Possible future issuances under equity incentive plan	114,196
295,898

As of December 31, 2015, we had 2,951,777 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2012	305,824	1.36
Exercised	(10,215)	1.89
Forfeited or canceled	(14,388)	5.87
December 31, 2013	281,221	1.11
Exercised	(41,685)	1.16
Forfeited or canceled	(476)	1.51
December 31, 2014	239,060	1.10
Exercised	(54,261)	1.35
Forfeited or canceled	(3,097)	4.14
December 31, 2015 (1) (2)	181,702	0.98
______________
(1) The outstanding options as of December 31, 2015 had a weighted average remaining life of 2.9 years with total intrinsic value of $2.9 million.
(2) We have 181,211 options exercisable as of December 31, 2015 with a weighted average exercise price of $0.97, weighted average remaining life of 2.9 years and intrinsic value of $2.9 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2015.

Restricted stock

During the year ended December 31, 2015 and 2014, we granted 52,409 and 30,663 shares, respectively, of market-based restricted stock to certain members of executive management under the 2012 Plan with a weighted average grant date fair value per share of $174.59 and $695.78, respectively.

Restricted stock granted in 2015 and 2014 generally vests based on achievement of the following performance hurdles and vesting schedule:

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

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2015 and 2014, we granted 1,122 and 214 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $162.66 and $940.32, respectively.

We recorded $6.9 million and $1.3 million of compensation expense related to these grants for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had $18.7 million and $21.1 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.9 years and 3.0 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2012	205,512	$5.90
Granted	32,667	70.16
Vested (1)	(660)	5.90
Forfeited or canceled	(8,765)	5.90
December 31, 2013	228,754	15.32
Granted	30,877	697.48
Vested (1)	(56,328)	16.53
Forfeited or canceled	(27,814)	294.59
December 31, 2014	175,489	90.51
Granted	53,531	174.34
Vested (1)	(51,305)	11.53
Forfeited or canceled	(23,389)	6.65
December 31, 2015	154,326	158.84
_____________

(1)	The vesting date fair value of restricted stock that vested during the year ended December 31, 2015, 2014 and 2013 was $11.6 million, $52.6 million and $0.2 million, respectively.

Restricted stock granted to our employees

We calculate the grant date fair value of restricted stock using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Risk Free Interest Rate (1)	2.89% to 3.27%	3.07% to 3.73%	3.18%
Common Stock Dividend Yield (2)	0%	0%	0%
Expected Volatility (3)	92.04% to 96.46%	74.61% to 82.66%	36.31%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted stock grants.

(2)	At the date of grant, we had no history of dividend payments.

(3)	Based on the historical volatility of comparable companies, adjusted for our expected additional cash flow volatility.

On December 31, 2015, we modified 74,307 unvested shares of restricted stock related to three employees. Subsequent to the modification, the performance hurdles that must be met prior to vesting are measured based on the market value as of the modification date. We recognized a nominal amount of expense in connection with these modifications during the year ended December 31, 2015. At December 31, 2015, we had approximately $59,000 of unrecognized share-based compensation cost related to the modified awards that will be recognized over a weighted average remaining estimated term of 2.6 years.

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

11. Income taxes

We are domiciled in the United States Virgin Islands (“USVI”) and under current USVI law are obligated to pay taxes in the USVI on our income and/or capital gains. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions of the certificate, we will receive a 90% exemption on our USVI-sourced income taxes until 2043. NewSource is considered a controlled foreign corporation (“CFC”) to AAMC. CFC Subpart F income generated is taxed currently in the USVI and does not receive the reduced tax rate under the certificate of benefits.

During the years ended December 31, 2015 and 2014, Residential qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
U.S. Virgin Islands	$(1,249)	$70,670	$(5,261)
Other	(1,687)	(8,895)	(32)
(Loss) income before income taxes	$(2,936)	$61,775	$(5,293)

The following table sets forth the components of our deferred tax assets:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Stock compensation and other	$531	$339
Accrued expenses	387	172
Real estate and mortgage loan fair value adjustments	1,492	2,981
Other	6	—
Net operating loss	21,592	468
	24,008	3,960
Deferred tax liability:
Depreciation	4	4
	24,004	3,956
Valuation allowance	(23,100)	(3,491)
Deferred tax asset, net	$904	$465

The following table sets for the reconciliation of the statutory USVI income tax rate to our effective income tax rate:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
U.S. Virgin Islands income tax rate	38.5%	38.5%	38.5%
State and local income tax rates	4.7	(0.1)	—
Excluded REIT income	2.6	(27.3)	(40.5)
EDC benefits	(0.7)	(8.9)	4.8
Rate differential	(3.5)	(2.6)	(3.9)
Permanent and other	(1.7)	—	—
Valuation allowance	(40.6)	1.2	1.1
Effective income tax rate	(0.7)%	0.8%	—%

As of December 31, 2015 and 2014, neither Residential nor we accrued interest or penalties associated with any unrecognized tax benefits during the year ended December 31, 2015 and 2014. Residential recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the years ended December 31, 2015 and 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

12. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator
Net (loss) income	$(3,290)	$59,679	$(5,293)
Amortization of preferred stock issuance costs	206	166	—
Numerator for basic EPS - (loss) income available to common stockholders	(3,496)	59,513	(5,293)
Add back amortization of preferred stock issuance costs	—	166	—
Numerator for diluted EPS - (loss) income available to common stockholders after assumed conversions	$(3,496)	$59,679	$(5,293)

Denominator
Weighted average common stock outstanding – basic	2,202,815	2,261,968	2,346,993
Stock options using treasury method	—	251,967	—
Restricted stock	—	160,475	—
Preferred shares, if converted	—	157,778	—
Weighted average common stock outstanding – diluted	2,202,815	2,832,188	2,346,993

(Loss) earnings per basic share	$(1.59)	$26.31	$(2.26)
(Loss) earnings per diluted share	$(1.59)	$21.07	$(2.26)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator (in dollars)
Amortization of preferred stock issuance costs	$206	$—	$—

Denominator (in weighted-average shares)
Stock options	222,566	—	286,264
Restricted stock	85,121	—	226,481
Preferred stock, if converted	200,000	—	—

13. Segment information

Our primary business is to provide asset management and certain corporate governance services to Residential. Residential's primary business is the acquisition and ownership of single-family rental assets. Residential's primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans and single-family rental properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and management of Residential's resolution of sub-performing and non-performing mortgages and acquisition and ownership of rental residential properties.

14. Quarterly financial information (unaudited)
The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$88,915	$76,519	$58,523	$24,142	$248,099

Net income (loss)	6,888	743	(1,980)	(8,941)	(3,290)
Earnings (loss) per share of common stock – basic:
Earnings (loss) per share basic	3.10	0.31	(0.92)	(4.12)	(1.59)
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per share diluted	2.50	0.27	(0.92)	(4.12)	(1.59)
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$74,628	$117,357	$109,102	$122,211	$423,298

Net income	6,828	13,230	17,698	21,923	59,679
Earnings per share of common stock – basic:
Earnings per share basic	2.88	5.87	7.91	9.99	26.31
Earnings per share of common stock – diluted:
Earnings per share diluted	2.39	4.60	6.25	7.92	21.07

Altisource Asset Management Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	39	SFR	$1,754	$5,225	$174	$5,399	$441	23.8	2014 - 2015	3-27.5 years
Alaska	1	SFR	84	185	—	185	—	32.0	2014 - 2014
Arizona	110	SFR	6,719	23,369	585	23,954	1,021	21.0	2013 - 2015	3-27.5 years
Arkansas	30	SFR	667	2,955	192	3,147	700	36.7	2013 - 2015	3-27.5 years
California	624	SFR	59,306	205,838	3,157	208,995	9,830	36.1	2013 - 2015	3-27.5 years
Colorado	37	SFR	1,558	9,027	362	9,389	408	28.5	2014 - 2015	3-27.5 years
Connecticut	53	SFR	4,024	9,789	203	9,992	844	59.1	2013 - 2015	3-27.5 years
Delaware	21	SFR	875	3,146	30	3,176	355	43.5	2014 - 2015	3-27.5 years
District of Columbia	1	SFR	136	241	3	244	26	105.0	2014 - 2014	3-27.5 years
Florida	922	SFR	40,610	140,032	9,158	149,189	8,037	27.1	2013 - 2015	3-27.5 years
Georgia	1,753	SFR	99,034	163,913	4,189	168,102	3,602	36.3	2013 - 2015	3-27.5 years
Hawaii	3	SFR	112	534	—	534	4	42.2	2013 - 2015	3-27.5 years
Idaho	19	SFR	1,139	2,941	87	3,029	110	33.9	2014 - 2015	3-27.5 years
Illinois	387	SFR	19,006	63,216	3,334	66,551	7,700	42.8	2013 - 2015	3-27.5 years
Indiana	188	SFR	6,854	19,903	2,005	21,909	1,663	30.6	2013 - 2015	3-27.5 years
Iowa	12	SFR	258	1,146	6	1,152	27	46.5	2014 - 2015	3-27.5 years
Kansas	23	SFR	531	1,755	173	1,928	189	54.1	2014 - 2015	3-27.5 years
Kentucky	58	SFR	2,425	6,538	236	6,774	977	35.3	2013 - 2015	3-27.5 years
Louisiana	21	SFR	732	2,205	135	2,339	335	35.9	2013 - 2015	3-27.5 years
Maine	6	SFR	371	805	2	807	139	166.2	2014 - 2015	3-27.5 years
Maryland	310	SFR	12,430	61,255	1,383	62,638	2,048	37.2	2013 - 2015	3-27.5 years
Massachusetts	56	SFR	2,267	11,187	523	11,710	375	76.3	2014 - 2015	3-27.5 years
Michigan	95	SFR	3,617	12,428	546	12,974	1,193	41.0	2014 - 2015	3-27.5 years
Minnesota	62	SFR	2,928	10,616	437	11,054	1,084	43.7	2014 - 2015	3-27.5 years
Mississippi	14	SFR	387	1,349	50	1,399	334	30.4	2014 - 2015	3-27.5 years
Missouri	57	SFR	1,634	5,783	567	6,350	777	43.9	2013 - 2015	3-27.5 years
Montana	3	SFR	364	790	3	793	158	28.8	2014 - 2015	3-27.5 years
Nebraska	5	SFR	234	725	7	731	211	59.8	2014 - 2015	3-27.5 years
Nevada	25	SFR	1,448	3,787	93	3,880	132	21.0	2013 - 2015	3-27.5 years
New Hampshire	13	SFR	574	2,086	1	2,087	219	73.4	2014 - 2015	3-27.5 years
New Jersey	89	SFR	3,626	14,960	530	15,490	802	60.4	2013 - 2015	3-27.5 years
New Mexico	34	SFR	1,739	4,584	380	4,964	126	20.4	2013 - 2015	3-27.5 years
New York	68	SFR	3,310	13,255	362	13,617	700	71.8	2013 - 2015	3-27.5 years
North Carolina	222	SFR	10,835	26,953	2,539	29,492	2,386	19.7	2013 - 2015	3-27.5 years
Ohio	118	SFR	4,516	14,513	747	15,260	1,967	41.2	2013 - 2015	3-27.5 years
Oklahoma	17	SFR	455	1,757	138	1,894	63	35.1	2014 - 2015	3-27.5 years
Oregon	16	SFR	697	2,714	4	2,718	—	45.5	2014 - 2015
Pennsylvania	250	SFR	8,695	34,491	1,487	35,978	4,172	54.6	2013 - 2015	3-27.5 years
Rhode Island	54	SFR	1,480	6,572	679	7,251	351	83.6	2014 - 2015	3-27.5 years
South Carolina	127	SFR	5,668	15,796	879	16,676	936	23.1	2013 - 2015	3-27.5 years
South Dakota	3	SFR	166	390	—	390	—	50.4	2014 - 2015

Tennessee	73	SFR	3,609	9,372	771	10,143	860	24.4	2014 - 2015	3-27.5 years
Texas	176	SFR	7,192	25,243	2,241	27,485	1,440	25.2	2013 - 2015	3-27.5 years
Utah	73	SFR	5,853	13,247	428	13,674	1,332	31.7	2013 - 2015	3-27.5 years
Vermont	5	SFR	293	866	1	866	73	108.6	2014 - 2015	3-27.5 years
Virginia	86	SFR	4,983	26,715	706	27,421	1,338	28.6	2013 - 2015	3-27.5 years
Washington	49	SFR	2,613	10,733	291	11,023	272	33.8	2013 - 2015	3-27.5 years
West Virginia	2	SFR	139	475	—	476	20	12.1	2014 - 2015	3-27.5 years
Wisconsin	105	SFR	4,097	12,188	450	12,638	1,873	50.3	2014 - 2015	3-27.5 years
Wyoming	1	SFR	—	275	—	275	66	25.0	2014 - 2014	3-27.5 years
Total (2)	6,516		342,044	1,007,868	40,274	1,048,142	61,716	36.4
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Real estate assets:
Beginning balance	$643,974	$37,113	$—
Acquisitions through foreclosure	470,221	587,268	31,014
Other acquisitions	118,297	34,104	6,198
Improvements	25,802	16,872	586
Cost of real estate sold	(210,152)	(31,383)	(685)
Ending balance (1)	$1,048,142	$643,974	$37,113

Accumulated depreciation and reserves for selling costs and impairment:
Beginning balance	$19,367	$25	$—
Depreciation expense	6,414	1,067	25
Selling cost and impairment	70,124	21,788	—
Real estate sold	(34,189)	(3,513)	—
Ending balance	$61,716	$19,367	$25
___________
(1) The aggregate cost for federal income tax purposes is $1,049.6 million as of December 31, 2015.

Altisource Asset Management Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2015
($ in thousands)

Description (Face Value of Loan)	Loan Count	Interest Rate	Maturity	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
$0-49,999	310	2.000% - 15.875%	05/01/2009 - 01/01/2054	$11,835	$9,040
$50,000-99,999	710	0.000% - 13.600%	06/01/2010 - 04/01/2055	43,369	45,871
$100,000-149,999	1,043	2.000% - 13.600%	10/01/2010 - 04/01/2055	95,719	111,846
$150,000-199,999	978	1.375% - 12.480%	08/01/2010 - 07/01/2055	116,429	148,364
$200,000-249,999	787	1.500% - 12.000%	10/01/2015 - 10/01/2054	115,591	153,693
$250,000+	1,911	1.000% - 12.375%	03/01/2011 - 06/01/2055	577,591	721,094
Total (2) (3)	5,739			$960,534	$1,189,908
_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. The substantial majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 6 to our consolidated financial statements.

(2)	The aggregate cost for federal income tax purposes is $1,200.2 million as of December 31, 2015.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,959,044	$1,207,163	$—
Investment in mortgage loans	—	1,122,408	1,213,811
Net unrealized gain on mortgage loans	177,545	350,822	61,092
Cost of mortgages sold	(174,894)	(151,624)	(38,297)
Mortgage loan payments	(24,550)	(19,299)	(4,901)
Real estate tax advances to borrowers	29,261	36,842	6,472
Transfer of mortgage loans to held for sale	(535,836)	—	—
Transfer of real estate owned to mortgage loans	15,974	8,400	—
Transfer of mortgage loans to real estate owned	(486,010)	(595,668)	(31,014)
Ending balance	$960,534	$1,959,044	$1,207,163