Form 10-Q
period 2016-03-31
Altisource Asset Management Corp
filed 2016-05-09
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 29, 2016, 1,793,540 shares of our common stock were outstanding (excluding 776,318 shares held as treasury stock).

Explanatory Note

Effective January 1, 2016, Altisource Asset Management Corporation (the “Company”) adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”) and performed an analysis of its relationship with Altisource Residential Corporation (“Residential”) pursuant to the amended guidance. The Company determined that the compensation it receives in return for its services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a variable interest entity under the amended guidance. As a result, effective January 1, 2016, the Company no longer consolidates the accounts of Residential. The Company has applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to the Company's equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, the Company's consolidated revenues consist primarily of management fees received from Residential under the related asset management agreement and interest and dividend income, and the Company's consolidated expenses consist primarily of salaries and employee benefits, equity-based compensation, legal and professional fees and general and administrative expenses.

Due to the significance of Residential's consolidated financial statements to the Company's historical consolidated financial statements in periods prior to January 1, 2016, the Company's consolidated financial statements have limited comparability with the Company's consolidated financial statements in prior periods.

Altisource Asset Management Corporation
March 31, 2016

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Residential” refer to Altisource Residential Corporation, unless otherwise indicated. References in this report to “ASPS” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain Residential as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Residential to generate a return on invested equity capital in excess of applicable hurdle rates or cash available for distribution to its stockholders under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	the failure of ASPS to effectively perform its obligations under their agreements with us and Residential;

•	the failure of Residential’s servicers to effectively perform their services to Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2015.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of April 29, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Real estate held for use:
Land (from previously consolidated VIE as of December 31, 2015)	$—	$56,346
Rental residential properties (net of accumulated depreciation of $7,127 as of December 31, 2015 - from previously consolidated VIE)	—	224,040
Real estate owned (from previously consolidated VIE as of December 31, 2015)	—	455,483
Total real estate held for use, net	—	735,869
Real estate assets held for sale (from previously consolidated VIE as of December 31, 2015)	—	250,557
Mortgage loans at fair value (from previously consolidated VIE as of December 31, 2015)	—	960,534
Mortgage loans held for sale (from previously consolidated VIE as of December 31, 2015)	—	317,336
Cash and cash equivalents (including $116,702 from previously consolidated VIE as of December 31, 2015)	41,646	184,544
Restricted cash (from previously consolidated VIE as of December 31, 2015)	—	20,566
Available-for-sale securities	19,494	—
Accounts receivable, net (including $45,903 from previously consolidated VIE as of December 31, 2015)	—	46,026
Related party receivables	4,676	—
Prepaid expenses and other assets (including $1,126 from previously consolidated as of December 31, 2015)	2,319	3,169
Total assets	$68,135	$2,518,601
Liabilities:
Repurchase and loan and security agreements (from previously consolidated VIE as of December 31, 2015)	$—	$763,369
Other secured borrowings (from previously consolidated VIE as of December 31, 2015)	—	502,599
Accrued salaries and employee benefits	1,200	4,006
Accounts payable and other accrued liabilities (including $32,448 from previously consolidated VIE as of December 31, 2015)	2,173	34,716
Related party payables	214	—
Total liabilities	3,587	1,304,690
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015; redemption value $250,000	249,185	249,133
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,569,780 and 1,901,092 shares issued and outstanding, respectively, as of March 31, 2016 and 2,556,828 and 2,048,223 shares issued and outstanding, respectively, as of December 31, 2015	26	26
Additional paid-in capital	23,463	23,419
Retained earnings	50,295	50,678
Accumulated other comprehensive loss	(1,102)	—
Treasury stock, at cost, 668,688 shares as of March 31, 2016 and 508,605 shares as of December 31, 2015	(257,319)	(254,984)
Total stockholders' deficit	(184,637)	(180,861)
Noncontrolling interest in consolidated affiliate	—	1,145,639
Total equity	(184,637)	964,778
Total liabilities and equity	$68,135	$2,518,601

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenues:
Management fees	$4,124	$—
Conversion fees	402	—
Rental revenues	—	1,400
Net unrealized gain on mortgage loans	—	61,134
Net realized gain on mortgage loans	—	15,382
Net realized gain on mortgage loans held for sale	—	151
Net realized gain on real estate	—	10,608
Interest and dividend income	294	240
Total revenues	4,820	88,915
Expenses:
Salaries and employee benefits	2,348	1,633
Equity-based compensation	2,368	946
Legal and professional fees	541	7,533
Residential property operating expenses	—	12,459
Real estate depreciation and amortization	—	998
Selling costs and impairment	—	14,691
Mortgage loan servicing costs	—	18,266
Interest expense	—	11,483
General and administrative	514	1,451
Total expenses	5,771	69,460
(Loss) income before income taxes	(951)	19,455
Income tax (benefit) expense	(11)	143
Net (loss) income	(940)	19,312
Net income attributable to noncontrolling interest in consolidated affiliate	—	(12,424)
Net (loss) income attributable to common stockholders	$(940)	$6,888

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.50)	$3.10
Weighted average common stock outstanding – basic	1,990,153	2,203,699

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.50)	$2.50
Weighted average common stock outstanding – diluted	1,990,153	2,757,206

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net (loss) income attributable to common stockholders	$(940)	$6,888
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(121)	—
Other comprehensive loss	(121)	—
Total comprehensive (loss) income	$(1,061)	$6,888

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Issuance of common stock, including option exercises	12,952	—	6	—	—	—	—	6
Treasury shares repurchased	—	—	—	—	—	(2,335)	—	(2,335)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	—	(52)
Share-based compensation, net of tax	—	—	2,368	—	—	—	—	2,368
Change in unrealized loss on available-for-sale securities	—	—	—	—	(121)	—	—	(121)
Net loss	—	—	—	(940)	—	—	—	(940)
March 31, 2016	2,569,780	$26	$23,463	$50,295	$(1,102)	$(257,319)	$—	$(184,637)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2014	2,452,101	$25	$14,152	$54,174	$—	$(245,468)	$1,326,911	$1,149,794
Issuance of common stock, including option exercises	18,682	—	7	—	—	—	—	7
Treasury shares repurchased	—	—	—	—	—	(51)	—	(51)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	27	27
Distribution from noncontrolling interest	—	—	—	—	—	—	(36,038)	(36,038)
Amortization of preferred stock issuance costs	—	—	—	(53)	—	—	—	(53)
Share-based compensation	—	—	889	—	—	—	57	946
Net income	—	—	—	6,888	—	—	12,424	19,312
March 31, 2015	2,470,783	$25	$15,048	$61,009	$—	$(245,519)	$1,303,381	$1,133,944

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Operating activities:
Net income	$(940)	$19,312
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	—	(61,134)
Net realized gain on mortgage loans	—	(15,382)
Net realized gain on sale of mortgage loans held for sale	—	(151)
Net realized gain on sale of real estate	—	(10,608)
Real estate depreciation and amortization	—	998
Selling costs and impairment	—	14,691
Accretion of interest on re-performing mortgage loans	—	(232)
Share-based compensation	2,368	946
Amortization of deferred financing costs	—	531
Changes in operating assets and liabilities:
Accounts receivable	123	(21,184)
Related party receivables	(4,676)	20,398
Prepaid expenses and other assets	(287)	(614)
Deferred leasing costs	—	—
Accrued salaries and employee benefits	(2,869)	(736)
Accounts payable and accrued liabilities	(32)	5,264
Related party payables	(1,966)	—
Net cash used in operating activities	(8,279)	(47,901)
Investing activities:
Decrease in cash due to deconsolidation of Residential (Note 1)	(116,702)	—
Purchases of securities	(15,588)	—
Investment in renovations	—	(5,534)
Real estate tax advances	—	(6,556)
Mortgage loan resolutions	—	56,337
Mortgage loan payments	—	5,816
Disposition of real estate	—	32,139
Change in restricted cash	—	(1,484)
Net cash (used in) provided by investing activities	(132,290)	80,718
Financing activities:
Issuance of common stock, including stock option exercises	18	411
Repurchase of common stock	(2,335)	(51)
Payment of tax withholdings on exercise of stock options	(12)	(404)
Capital contribution from noncontrolling interest	—	27
Distribution to noncontrolling interest	—	(4,576)
Proceeds from issuance of other secured debt	—	50,690
Repayments of secured notes	—	(9,256)
Proceeds from repurchase agreement	—	33,877
Repayments of repurchase agreement	—	(119,590)
Payment of deferred financing costs	—	(2,341)
Net cash used in by financing activities	(2,329)	(51,213)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Net decrease in cash and cash equivalents	(142,898)	(18,396)
Cash and cash equivalents as of beginning of the period	184,544	116,782
Cash and cash equivalents as of end of the period	$41,646	$98,386

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$10,429
Income taxes paid	4	—
Transfer of mortgage loans to real estate owned, net	—	134,826
Change in accrued capital expenditures	—	(1,430)
Changes in receivables from mortgage loan resolutions, payments and real estate tax advances, net	—	2,848
Changes in receivables from real estate owned dispositions	—	630
Decrease in noncontrolling interest due to deconsolidation (Note 1)	(1,145,639)	—
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of Residential (Note 1)	(1,265,968)	—
Decrease in real estate assets and mortgage loans due to deconsolidation of Residential (Note 1)	2,264,296	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”). Subsequent to our separation from Altisource Portfolio Solutions S.A. (“ASPS”) on December 21, 2012, we immediately commenced operations. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the SEC as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“Residential”), a public real estate investment trust (“REIT”) that is focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. Substantially all of our standalone revenue since inception was generated through our asset management agreement with Residential.

Residential focuses on acquiring, owning and managing single-family rental properties throughout the United States and conducts substantially all of its activities through its wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, Residential acquired its rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios; however, commencing in the second quarter of 2015, it refocused its acquisition strategy to opportunistically acquire portfolios of single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in its rental portfolio.

The Company and Residential both have long-term service agreements with ASPS, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. Residential also has servicing agreements with three separate servicers. The Company’s and Residential’s ability to execute their business strategies are reliant, in large part, on the performance of these service providers. ASPS and one of the three servicers, Ocwen Financial Corporation (“Ocwen”), were related parties through January 16, 2015.

We initially provided services to Residential pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) under which we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. The New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on Residential's operating results. See Note 7 for additional details of the New AMA.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by the Securities and Exchange Commission (“SEC”) rules and regulations. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

Effective January 1, 2016, the accompanying consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification (“ASC”) 810, as amended by Accounting Standards Update ASU (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary as described below. With the adoption of the ASU 2015-02 effective January 1, 2016, we no longer consolidate Residential as a VIE, and we currently do not have any other potential VIEs.

For legal entities evaluated for consolidation, we must determine whether the interests that we hold and fees paid to us qualify as a variable interest in the entity. This includes an evaluation of fees paid to us where we act as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

For those entities in which we have a variable interest, we perform an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary. Performance of such analysis requires the exercise of judgment.

The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. We are generally deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. We also evaluate our economic interests in the VIE held directly by us and indirectly through our related parties, as well as economic interests held by related parties under common control, where applicable. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These analyses require judgment. Changes in the economic interests (either by us, our related parties or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated periodically.

For voting interest entities, we shall consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity if (i) for legal entities other than limited partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that we do not control the entity.

Prior to our deconsolidation of Residential, our consolidated financial statements also include those VIEs that were included within Residential consolidated financial statements. Residential had three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), that were classified as VIEs. Because Residential is the primary beneficiary, these entities were included in the consolidated financial statements of Residential. See Note 5 for more information regarding these securitization trusts.

Deconsolidation of Residential

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with Residential pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees received from Residential under the New AMA and interest and dividend income, and our consolidated expenses consist primarily of salaries and employee benefits, equity-based compensation, legal and professional fees and general and administrative expenses.

As a result of our deconsolidation of Residential, we have also reclassified certain prior period amounts for consistency with the current period presentation, including accrued salaries and benefits within the consolidated balance sheet and salaries and benefits, equity-based compensation and legal and professional fees within the consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

Available-for-sale securities

The securities we hold consist solely of the common stock of Residential. These securities are classified as available for sale and are reported at fair value. We adjust our investment in Residential common stock to fair value based on unadjusted quoted market prices in active markets. Changes in the fair value are recorded in accumulated other comprehensive income (loss) as changes in unrealized gain (loss) on available-for-sale securities. Our ability to sell these securities, or the price ultimately realized for these securities, depends upon the demand in the market and potential restrictions on the timing at which we may be able to sell the Residential common stock when desired.

Deferred debt issuance costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

Residential's application of ASU 2015-03 represents a change in accounting principle and has been applied retrospectively, which resulted in i) a reclassification of the deferred debt issuance cost component of Residential's deferred leasing and financing costs to repurchase agreements and other secured borrowings and ii) a reclassification of deferred leasing cost component of Residential's deferred leasing and financing costs to prepaid expenses and other assets in our consolidated balance sheets.

The following table represents the effect of change on the prior periods that will be reclassified as a result this adoption ($ in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	Current Presentation
Assets:
Deferred leasing and financing costs (1)	$7,886	$(7,886)	$—
Prepaid expenses and other assets (1)	2,458	711	3,169
Liabilities:
Repurchase agreements	767,513	(4,144)	763,369
Other secured borrowings	505,630	(3,031)	502,599
____________

(1)	Upon adoption of ASU 2015-03, Residential reclassified its deferred leasing costs to prepaid expenses and other assets.

Recently issued accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Financial Instruments - Overall. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

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

2. Real estate assets, net

As of March 31, 2016, we had no real estate assets. The following describes Residential's real estate assets that were included in our consolidated financial statements as of December 31, 2015. These real estate asserts are no longer included in our consolidated financial statements effective with the first quarter of 2016.

Real estate held for use

As of December 31, 2015, Residential had 4,933 REO properties held for use. Of these properties, 2,118 had been leased, 264 were being listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet Residential's rental profile.

Real estate held for sale

As of December 31, 2015, Residential classified 1,583 properties having an aggregate carrying value of $250.6 million as real estate held for sale. Management determined to divest of these properties because they did not meet its residential rental property investment criteria.

3. Mortgage loans

As of March 31, 2016, we had no mortgage loans due to the deconsolidation of Residential. The following describes Residential's mortgage loans that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three months ended March 31, 2015.

The following table sets forth the fair value of Residential's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of Residential's mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

Re-performing residential mortgage loans

For the three months ended March 31, 2015, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three months ended March 31, 2015, Residential accreted $0.2 million into interest income with respect to these re-performing loans. As of December 31, 2015, these re-performing loans, having a UPB of $6.0 million and a carrying value of $4.0 million were included in mortgage loans held for sale. Due to the deconsolidation of Residential, no re-performing residential mortgage loans were included in our consolidated financial statements for the three months ended March 31,2016.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Three months ended March 31, 2015
Balance at the beginning of the period	$7,640
Acquisitions	—
Payments and other reductions, net	(201)
Accretion	(232)
Balance at the end of the period	$7,207

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets by level within the fair value hierarchy as of March 31, 2016 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs other than Level 1 Prices	Unobservable Inputs
March 31, 2016
Recurring basis (assets)
Available-for-sale securities: Residential common stock	$19,494	$—	$—

We did not transfer any assets from one level to another level during the three months ended March 31, 2016 or during the year ended December 31, 2015.

The carrying values of our cash and cash equivalents, related party receivables, accrued salaries and employee benefits, accounts payable and other accrued liabilities, related party payables and preferred stock are equal to or approximate fair value. The fair value of our Securities available-for-sale is based on unadjusted quoted market prices from active markets.

As of March 31, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 2.97% of Residential's then-outstanding common stock, which is included as available-for-sale securities in our consolidated balance sheet as of March 31, 2016. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions. As of December 31, 2015, we eliminated our investment in Residential common stock upon consolidation (see Note 1).

The following table presents the amortized cost and fair value of our available-for-sale securities as of March 31, 2016 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential common stock	$20,596	$—	$1,102	$19,494
Total available-for-sale securities	$20,596	$—	$1,102	$19,494

We have recognized no other-than-temporary impairment related to our investment in Residential's common stock. Management believes that the declines in the fair value driven by temporary market fluctuations.

During the three months ended March 31, 2016, we acquired 1,300,000 shares of Residential's common stock in open market transactions at an average purchase price of $11.97 per share. We did not acquire any of Residential's common stock during the three months ended March 31, 2015.

Due to the deconsolidation of Residential effective January 1, 2016, we did not have any level 3 assets in our consolidated financial statements for the three months ended March 31, 2016.

The following describes Residential's financial assets and liabilities that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three months ended March 31, 2015.

The following table sets forth the fair value of Residential's financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 ($ in thousands):

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

Residential did not transfer any assets from one level to another level during the year ended December 31, 2015.

The carrying values of Residential's cash and cash equivalents, restricted cash, related party receivables, accrued salaries and employee benefits, accounts payable and other accrued liabilities, and related party payables are equal to or approximate fair value. The fair values of Residential's mortgage loans at fair value and non-performing mortgage loans held for sale are estimated using our proprietary pricing model. The fair value of Residential's real estate assets held for sale is estimated using BPOs, estimated sales prices from pending contracts and discounted cash flow models. The fair value of Residential's re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of Residential's repurchase agreements is estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of Residential's other secured borrowings is estimated using observable market data.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis for the three months ended March 31, 2015 ($ in thousands):

Three months ended March 31, 2015
Mortgage loans at fair value
Beginning balance	$1,959,044
Net unrealized gain on mortgage loans	61,134
Net realized gain on mortgage loans	15,382
Mortgage loan resolutions and payments	(65,168)
Real estate tax advances to borrowers	7,127
Reclassification of realized gains on real estate sold from unrealized gains	10,802
Transfer of mortgage loans to real estate owned, net	(134,826)
Ending balance	$1,853,495

Net unrealized gain on mortgage loans held at the end of the period	$51,068

The significant unobservable inputs used in the fair value measurement of Residential's mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of Residential's mortgage loans as of December 31, 2015:

Input	December 31, 2015
Equity discount rate	15.0%
Debt to asset ratio	65.0%
Cost of funds	3.5% over 1 month LIBOR
Annual change in home pricing index	0.0% to 10.2%
Loan resolution probabilities — modification	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.6
Value of underlying properties	$3,000 - $4,500,000

5. Borrowings

As of March 31, 2016, we had no outstanding debt due to the deconsolidation of Residential. The following describes Residential's repurchase and loan agreements and its other secured borrowings that were included in our consolidated financial statements as of December 31, 2015.

Repurchase and loan agreements

The following table sets forth data with respect to Residential's repurchase agreements and loan agreement as of December 31, 2015 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
December 31, 2015
Repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
Repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
Less: deferred debt issuance costs	—	—	(4,144)	—
	$1,279,944	$1,378,900	$763,369	$512,431

Other secured debt

As of December 31, 2015, Residential's consolidated financial statements included three securitization trusts (ARLP 2015-1, ARLP 2014-2 and ARLP 2014-1), which were VIEs of which Residential was the primary beneficiary. Each trust was a Delaware statutory trust that was wholly-owned by Residential's operating partnership with a federally-chartered bank as its trustee.

As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million, and the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

The following table sets forth data with respect to these notes as of December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.02%	$203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (2)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (3)	3.47%	136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranged from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranged from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranged from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes was September 25, 2018.

6. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of March 31, 2016 or which settled during 2016:

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

On March 8, 2016, the plaintiffs filed a consolidated certified shareholder derivative complaint (the “Consolidated Complaint”) in the action. On March 11, the Special Litigation Committee of Ocwen sought additional time beyond the March 31, 2016 originally anticipated completion date to analyze the Consolidated Complaint. On March 22, 2016, the parties filed a joint consent motion for entry of an order amending the briefing schedule regarding the Consolidated Complaint. On March 23, 2016, the court entered a scheduling order requiring defendants to file their motions to dismiss on or before May 13, 2016, plaintiffs to file a response to any such motion on or before June 17, 2016 and defendants to file any reply briefs on or before July 15, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

7. Related party transactions

New Asset Management Agreement with Residential

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure which replaces the incentive fee structure under the Original AMA as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential’s average invested equity capital for the quarter multiplied by (ii) 0.25 while Residential has fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested equity capital while Residential has between 2,500 and 4,499 rental properties and increases to 2.0% of invested equity capital while Residential has 4,500 or more rental properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Residential's return on invested equity capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Residential) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while Residential has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of the single-family homes leased by Residential for the first time during the quarter.

Residential has the flexibility to pay up to 25% of the incentive management fee to us in shares of Residential common stock.

Under the New AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested equity capital of at least 7.0%. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the base management fee described above. Only the compensation and benefits of the general counsel dedicated to Residential is reimbursed by Residential.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) Residential and/or us “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as Residential’s failure to achieve a return on invested equity capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA, and (c) Residential in connection with certain change of control events.

Summary of Related Party Transactions

Our consolidated statements of operations included the following significant related party transactions ($ in thousands):

	Amount	Counterparty	Location within Consolidated Statement of Operations
Three months ended March 31, 2016
Conversion fee	$402	Residential	Conversion fees
Base management fee	4,124	Residential	Management fees

Three months ended March 31, 2015
Expense reimbursements	$750	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Management incentive fee	14,900	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
Professional fee sharing for negotiation of AMA	2,000	Residential	Net income attributable to noncontrolling interest in consolidated affiliate
______________

(1)	Pursuant to the terms of the New AMA, the fourth quarter of 2015 management incentive fees were recalculated, and it was determined that $6.9 million was reimbursable by us to Residential.

No Incentive Management Fee was due from Residential for the first quarter of 2016 because Residential's return on invested equity capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 5.7%. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of March 31, 2016, Residential's aggregate return shortfall from the prior four quarters under the New AMA was approximately 17.6% of invested equity capital. Therefore, Residential must achieve a 19.3% return on invested equity capital in the second quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

As of March 31, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 2.97% of Residential's then-outstanding common stock. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions.

8. Share-based payments

During the three months ended March 31, 2016, we granted no share-based payments to members of management. During the three months ended March 31, 2015, we granted 44,132 shares of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $181.02.

Our directors each received annual grants of restricted stock equal to $60 thousand based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the three months ended March 31, 2016 and 2015, we granted no share-based payments to directors.

We recorded $2.4 million and $0.9 million of compensation expense related to these grants for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, we had an aggregate $16.4 million and $18.7 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.0 years and 2.9 years, respectively.

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

As of March 31, 2016 and December 31, 2015, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the three months ended March 31, 2016 and 2015. As of December 31, 2015, Residential accrued no interest or penalties associated with any unrecognized tax benefits, nor did Residential recognize any interest expense or penalty during the three months ended March 31, 2015. Residential recorded nominal state and local tax expense on income and property for the three months ended March 31, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Numerator
Net (loss) income	$(940)	$6,888
Amortization of preferred stock issuance costs	52	53
Numerator for basic EPS – (loss) income available to common stockholders	(992)	6,835
Add back amortization of preferred stock issuance costs	—	53
Numerator for diluted EPS – (loss) income available to common stockholders after assumed conversions	$(992)	$6,888

Denominator
Weighted average common stock outstanding – basic	1,990,153	2,203,699
Stock options using treasury method	—	232,712
Restricted stock	—	120,795
Preferred stock if converted	—	200,000
Weighted average common stock outstanding – diluted	1,990,153	2,757,206

(Loss) earnings per basic share	$(0.50)	$3.10
(Loss) earnings per diluted share	$(0.50)	$2.50

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Numerator ($ in thousands)
Amortization of preferred stock issuance costs	$52	$—

Denominator (in weighted-average shares)
Stock options	169,598	—
Restricted stock	52,122	—
Preferred stock if converted	200,000	—

11. Segment information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to Residential under the New AMA, we operate as a single segment focused on providing asset management and corporate governance services.

12. Subsequent events

Management has evaluated the impact of all subsequent events through the issuance of these consolidated interim financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Our primary client currently is Altisource Residential Corporation (“Residential”), a publicly-traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. Residential is currently our primary source of revenue and will drive our results. We operate in a single segment focused on providing asset management and certain corporate governance services to Residential.

We initially provided services to Residential pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) under which we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties for the first time during each quarter, our operating results are highly dependent on Residential's operating results. See the “Asset Management Agreement” section for additional details of the New AMA.

Prior to January 1, 2016, we had concluded that Residential was a variable interest entity (“VIE”) that we consolidated in our consolidated financial statement. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), and we determined that Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. Due to the significance of Residential's accounts to the Company's historical consolidated financial statements, the comparability of the Company's consolidated financial statements as of and for the three months ended March 31, 2016 have limited comparability with periods ending on or before December 31, 2015.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

Management Overview

During the first quarter of 2016, we continued to pursue our objective of managing Residential to becoming one of the top single-family rental REITs serving working class American families and their communities with a view to providing robust returns on equity and long-term growth for its investors. Among others, important steps to achieve our objective include:

•
We have continued to execute upon Residential’s diversified single-family acquisition strategy and capitalize on the compelling market opportunity to acquire high-yielding single-family homes at attractive prices. During the first quarter of 2016, we increased the size of Residential’s rental portfolio from 2,732 properties at December 31, 2015 to 3,531 properties at March 31, 2016, representing an increase of 29%. This increase is primarily attributable to our facilitation of Residential’s bulk acquisition of 590 single-family rentals from an unrelated third party. We have developed and employed internal proprietary models, which we believe give Residential an advantage in identifying and purchasing rental properties with optimal rental return metrics in areas that have attractive occupancy levels and rental margins. Our initial areas of focus have begun to generate attractive rental yields for Residential which should positively impact our performance.

•
We continued efforts for Residential to sell certain non-performing mortgage loans (“NPLs”) to take advantage of attractive market pricing during the first quarter of 2016, with Residential completing the sale of 1,078 NPLs at a transaction price within 1% of the carrying value of the loans. This evidences that, not only has the market for NPLs remained strong through 2015 year-end, but also that Residential's recorded valuation of these loans is accurate. We have also accelerated the sale of Residential’s non-rental REO properties. We expect that NPL sales and non-rental REO property sales at opportune times will allow Residential to recycle capital and purchase pools of stabilized rental homes at attractive yields without additional equity dilution.

•
Residential’s partnership with Altisource Portfolio Solutions S.A. remains a key driver of efficiency and cost management in Residential’s model, and provides it with a scalable, established, nationwide property management infrastructure to support its acquisition of large numbers of single-family rental properties. Importantly, Residential’s external property management structure under our supervision allows Residential to achieve scale in its single-family rental portfolio without incurring the substantial costs of developing its nationwide property management infrastructure.

•
Under our guidance, Residential’s lenders continue to support its single-family rental strategy. In March 2016, we assisted Residential in negotiating the increase of the size of its repurchase facility with Credit Suisse from $275.0 million to $350.0 million, and, in April 2016, we negotiated Residential’s increase of the size of its loan facility with Nomura from $200.0 million to $250.0 million. Both facilities were extended for an additional year to March 2017 and April 2017, respectively. These amendments were in addition to the amendment and restatement of Residential’s $750.0 million repurchase facility with Wells Fargo in September 2015 that extended the termination date to September 2017.

We believe the foregoing developments are critical to Residential's strategy of building long-term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield. To the extent Residential is successful in implementing this strategy under our management, the fees we earn under the New AMA should be positively impacted.

Asset Management Agreement with Residential

Pursuant to the New AMA, we design and implement Residential's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential's day-to-day operations, (2) defining investment criteria in Residential's investment policy in cooperation with its Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of Residential's single-family rental properties, (6) overseeing the servicing of Residential's residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential's average invested equity capital for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested equity capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested equity capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Residential's return on invested equity capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Residential) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while Residential has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by Residential for the first time during the quarter.

To the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

Residential has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to Residential is reimbursed by Residential.

Under the New AMA, we continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five -year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0% during the then-current term. The Original AMA had a 15 year term, but provided Residential with significant termination rights, including the ability to terminate the agreement if Residential’s board determined, in its sole discretion, that our performance was unsatisfactory or our compensation was reasonable. However, under the New AMA, Residential’s termination rights are significantly limited. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Residential “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

No Incentive Management Fee was due from Residential for the first quarter of 2016 because Residential's return on invested equity capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 5.7%. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of March 31, 2016, Residential's aggregate return shortfall from the prior four quarters under the New AMA was approximately 17.6% of invested equity capital. Therefore, Residential must achieve a 19.3% return on invested equity capital in the second quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Metrics Affecting our Consolidated Results

Subsequent to January 1, 2016

Subsequent to our deconsolidation of Residential effective January 1, 2016, our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of i) quarterly fees due to us under the New AMA, including a Base Management Fees, an Incentive Management Fee and a Conversion Fee as described above, and ii) dividends we receive on our common stock of Residential. The Base Management Fee is derived as a percentage of Residential’s average invested equity capital, and the Conversion Fee is based on the number and value of mortgage loans and/or REO properties that Residential converts to rental properties for the first time in each period. The Incentive Management Fee is directly dependent upon Residential's financial performance being in excess of 7.0%-8.25% minimum return on invested equity capital and will vary with Residential's financial performance. Dividends on Residential's common stock will vary with Residential's financial performance, taxable income, liquidity needs and other factors deemed relevant by Residential's board of directors. In addition, we recognize changes in the fair value of our holdings of Residential common stock as other income or loss, which will be directly dependent upon fluctuations in the market price of Residential's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, equity-based compensation, legal and professional fees and general and administrative expenses. Salaries and employee benefits includes the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation and other benefits provided to our employees for their services. Equity-based compensation is a non-cash expense related to the restricted stock issued pursuant to authorized equity-based compensation plans. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business.

Prior to January 1, 2016

Prior to our deconsolidation of Residential effective January 1, 2016, our operating results were heavily dependent upon Residential’s operating results. Although our results continue to be heavily dependent on Residential’s operating results, our reported consolidated results of operations for periods prior to January 1, 2016 consolidated the financial results of Residential, which were a significant component of our consolidated results. As a result of our deconsolidation of Residential, the results operations in periods commencing on or after January 1, 2016 have limited comparability to periods prior to January 1, 2016. Residential’s results are affected by various factors, some of which are beyond our control, and the Residential financial data that is no longer a part of our financial statements includes the following:

Revenues

Residential’s revenues primarily consisted of the following:

i.
Rental revenues. Minimum contractual rents from leases were recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period.

ii.
Net realized gain on mortgage loans. Residential recorded net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan which may have consisted of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan.

i.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marked the properties to the then-most recent market value. The difference between the carrying value of the asset at the time of conversion and the then-most recent market value, based on BPOs, was recorded in Residential's statement of operations as net unrealized gain on mortgage loans.

ii.
Net unrealized gains from the change in fair value of loans. After Residential's sub-performing and non-performing mortgage loans were acquired, the fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in net unrealized gain on mortgage loans in Residential's statements of operations.

iii.
Net realized gain on real estate. REO properties that did not meet Residential's investment criteria were sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Expenses

Residential's expenses primarily consisted of residential property operating expenses, depreciation and amortization, selling costs and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursement as well as fees to us from Residential under the applicable asset management agreement. Residential property operating expenses were expenses associated with Residential's ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization was a non-cash expense associated with the ownership of real estate, which was depreciated on a straight-line basis over a fixed life. Selling costs and impairment represented Residential's estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represented the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs were primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consisted of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consisted of the costs related to the general operation and overall administration of Residential's business. Under the Original AMA, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements. The fees from Residential consisted of compensation due from Residential under the applicable asset management agreement. Under the Original AMA, fees due from Residential were based on the amount of cash available for distribution to its stockholders for each period. Under the New AMA, the management fees we receive from Residential are based on a combination of a percentage of Residential's invested equity capital, a conversion fee for assets that convert to single-family rentals during each period and Residential's return on invested equity capital. The percentage payment on each of these metrics will vary based on Residential's number of leased properties. The fees due from Residential under the respective asset management agreements are eliminated in consolidation but increase our net income by reducing the amount of net income attributable to noncontrolling interest.

Summary Management Reporting Information

Prior to our deconsolidation of Residential, we evaluated the operations of AAMC on a stand-alone basis in addition to evaluating our consolidated financial performance, which included the results of Residential and NewSource under U.S. GAAP. In evaluating our operating performance and managing our business under the Original AMA, we considered the incentive management fees and, if any, reimbursement of expenses paid to us by Residential as well as our stand-alone operating expenses. We maintained our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations, which are reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of investment in subsidiaries, elimination of intercompany receivables and payables, and elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column.

Upon our adoption of ASU 2015-02, we are no longer required to consolidate the results of Residential. Therefore, we do not present the table for the current period.

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business on a stand-alone basis. This information should be considered in addition to, and not as a substitute for, our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended March 31, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$1,400	$—	$—	$—	$1,400
Net unrealized gain on mortgage loans	61,134	—	—	—	61,134
Net realized gain on mortgage loans	15,382	—	—	—	15,382
Net realized gain on mortgage loans held for sale	151	—	—	—	151
Net realized gain on real estate	10,608	—	—	—	10,608
Interest income	240	160	—	(160)	240
Incentive management fee	—	—	14,900	(14,900)	—
Expense reimbursements	—	—	960	(960)	—
Total revenues	88,915	160	15,860	(16,020)	88,915
Expenses:
Salaries and employee benefits	—	—	1,633	—	1,633
Equity-based compensation	57	—	889	—	946
Legal and professional fees	3,841	—	3,692	—	7,533
Residential property operating expenses	12,459	—	—	—	12,459
Real estate depreciation and amortization	998	—	—	—	998
Selling costs and impairment	14,691	—	—	—	14,691
Mortgage loan servicing costs	18,266	—	—	—	18,266
Interest expense	11,643	—	—	(160)	11,483
General and administrative	883	75	493	—	1,451
Related party general and administrative	15,650	210	2,000	(17,860)	—
Total expenses	78,488	285	8,707	(18,020)	69,460
Other income	2,000	—	—	(2,000)	—
Income before income taxes	12,427	(125)	7,153	—	19,455
Income tax expense	3	—	140	—	143
Net income	12,424	(125)	7,013	—	19,312
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(12,424)	(12,424)
Net income attributable to common stockholders	$12,424	$(125)	$7,013	$(12,424)	$6,888

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Residential (GAAP)	NewSource stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$56,346	$—	$—	$—	$56,346
Rental residential properties, net	224,040	—	—	—	224,040
Real estate owned	455,483	—	—	—	455,483
Total real estate held for use, net	735,869	—	—	—	735,869
Real estate assets held for sale	250,557	—	—	—	250,557
Mortgage loans at fair value	960,534	—	—	—	960,534
Mortgage loans held for sale	317,336	—	—	—	317,336
Cash and cash equivalents	116,702	4,583	63,259	—	184,544
Restricted cash	20,566	—	—	—	20,566
Accounts receivable, net	45,903	—	123	—	46,026
Related party receivables	2,180	—	—	(2,180)	—
Investment in affiliate	—	—	12,007	(12,007)	—
Prepaid expenses and other assets	1,126	5	2,028	10	3,169
Total assets	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601
Liabilities:
Repurchase agreement	$763,369	$—	$—	$—	$763,369
Other secured borrowings	502,599	—	—	—	502,599
Accrued salaries and employee benefits	—	—	4,006	—	4,006
Accounts payable and other accrued liabilities	32,448	1,546	722	—	34,716
Related party payables	—	—	2,180	(2,180)	—
Total liabilities	1,298,416	1,546	6,908	(2,180)	1,304,690
Commitments and contingencies	—	—	—	—	—
Redeemable preferred stock	—	—	249,133	—	249,133
Equity:
Common stock	572	—	26	(572)	26
Additional paid-in capital	1,227,385	7,000	21,089	(1,232,055)	23,419
Retained earnings (accumulated deficit)	(50,617)	(3,958)	55,245	50,008	50,678
Treasury stock	(24,983)	—	(254,984)	24,983	(254,984)
Total stockholders' equity (deficit)	1,152,357	3,042	(178,624)	(1,157,636)	(180,861)
Noncontrolling interest in consolidated affiliate	—	—	—	1,145,639	1,145,639
Total equity (deficit)	1,152,357	3,042	(178,624)	(11,997)	964,778
Total liabilities and equity	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2016 and 2015. Because the results of Residential were consolidated into our financial statements for all periods prior to January 1, 2016, the results of operations for periods beginning on or after January 1, 2016 are not comparable to the results of periods prior to January 1, 2016. As such, the disclosures set forth below do not compare the results of operations attributable to Residential to those of AAMC, including its wholly-owned subsidiaries, from period to period.

We eliminate all intercompany amounts in our consolidated financial statements, which included elimination of management fees paid or owed to us by Residential for periods prior to January 1, 2016. However, the effect of such amounts received from Residential is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to noncontrolling interest for such prior periods.

Three Months Ended March 31, 2016 Versus three Months Ended March 31, 2015

We did not recognize any rental revenues, net unrealized gain on mortgage loans, net realized gain on mortgage loans, net realized gain on mortgage loans held for sale, net realized gain on real estate, residential property operating expenses, real estate depreciation and amortization, selling costs and impairment, mortgage loan servicing costs or interest expense during the three months ended March 31, 2016. All amounts recorded in our consolidated financial statements for these captions in 2015 are attributable to Residential. In addition, the net income (loss) attributable to noncontrolling interest in consolidated affiliate has been eliminated for periods beginning on or after January 1, 2016.

Management Fees and Expense Reimbursements

Our total management fees received were $4.5 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively, the reduction being primarily due to the change in fee structure upon entering into the New AMA. Our management fees received for the three months ended March 31, 2016 consisted of $4.1 million of Base Management Fees and $0.4 million of Conversion Fees. We did not receive any Incentive Management Fees under the New AMA during the three months ended March 31, 2016. Our management fees received during the three months ended March 31, 2015 consisted of $14.9 million of management incentive fees and $0.8 million of expense reimbursements under the Old AMA. Pursuant to the terms of the New AMA, the fourth quarter of 2015 management incentive fees were recalculated, and it was determined that $6.9 million was reimbursable by us to Residential.

Rental Revenues

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any rental revenues for the three months ended March 31, 2016. Residential's rental revenues from its residential rental properties were $1.4 million for the three months ended March 31, 2015.

Net Unrealized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net unrealized gain on mortgage loans for the three months ended March 31, 2016. Residential's net unrealized gains on mortgage loans was $61.1 million for the three months ended March 31, 2015, which was driven by $27.1 million of unrealized gains upon conversion of mortgage loans to REO, $52.3 million of unrealized gains from the net increase in the fair value of loans and $18.3 million of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans for the three months ended March 31, 2016. Residential's net realized gains on mortgage loans was $15.4 million for the three months ended March 31, 2015. Residential disposed of 150 mortgage loans in the three months ended March 31, 2015, primarily from short sales and foreclosure sales

Net Realized Gain on Mortgage Loans Held for Sale

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans held for sale for the three months ended March 31, 2016. Residential recognized $0.2 million of net realized gains on mortgage loans held for sale during the three months ended March 31, 2015 due to its resolutions of three re-performing loans during the same period.

Net Realized Gain on Real Estate

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on real estate for the three months ended March 31, 2016. Residential's net realized gains on real estate were $10.6 million for the three months ended March 31, 2015, during which Residential disposed of 254 residential properties.

Interest and Dividend Income

During the three months ended March 31, 2016, we recognized $292 thousand of dividends from Residential common stock. We held no shares of Residential common stock prior to the third quarter of 2015. We also recognized a nominal amount of interest income on bank balances during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2015, we recorded $160 thousand of interest income payable from Residential to NewSource on notes issued by Residential's securitization trust, which was eliminated on consolidation. In addition, interest income of $240 thousand was attributable to Residential for the three months ended March 31, 2015.

Salaries and Employee Benefits

Salaries and employee benefits increased to $2.3 million from $1.6 million for the three months ended March 31, 2016 and 2015, respectively, primarily due to increases in our employee headcount.

Equity-based Compensation

Equity-based compensation, excluding amounts attributable to Residential, increased to $2.4 million from $889 thousand for the three months ended March 31, 2016 and 2015, respectively, primarily due awards being granted during and after the first quarter of 2015, partially offset by a decrease in the fair value of non-employee awards. In addition, equity-based compensation of $57 thousand was attributable to Residential for the three months ended March 31, 2015.

Residential Property Operating Expenses

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any residential property operating expenses for the three months ended March 31, 2016. Residential incurred $12.5 million of residential property operating expenses for the three months ended March 31, 2015 with 4,430 REO properties at March 31, 2015.

Real Estate Depreciation and Amortization

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any real estate depreciation and amortization for the three months ended March 31, 2016. Residential incurred $1.0 million of real estate depreciation and amortization for the three months ended March 31, 2015.

Selling Costs and Impairment

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any selling costs and impairment for the three months ended March 31, 2016. Residential's selling costs of REO held for sale were $10.6 million for the three months ended March 31, 2015. Residential also recognized $4.1 million REO valuation impairment for the three months ended March 31, 2015.

Mortgage Loan Servicing Costs

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any mortgage loan servicing costs for the three months ended March 31, 2016. Residential incurred $18.3 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three months ended March 31, 2015.

Interest Expense

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any interest expense for the three months ended March 31, 2016. Residential incurred $11.5 million of interest expense for the three months ended March 31, 2015 related to borrowings under its repurchase agreements, including amortization of deferred financing costs.

Legal and Professional Fees

Legal and professional fees, excluding amounts attributable to Residential for the first quarter of 2015, decreased to $0.5 million from $3.7 million for the three months ended March 31, 2016 and 2015, respectively, primarily due to a significant reduction in litigation expenses from those incurred during the first quarter of 2015 related to ongoing motion practice in a litigation matter.

In addition to the above, legal and professional fees of $3.8 million were attributable to Residential for the three months ended March 31, 2015, which includes legal and professional fees associated with the negotiation of the New AMA. Pursuant to a cost-sharing agreement, we reimbursed $2.0 million of such fees to Residential, which we recorded in related party general and administrative expenses. Residential recorded $2.0 million of corresponding other income. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by Residential were eliminated on consolidation as of March 31, 2015.

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to Residential for the first quarter of 2015, remained consistent at $0.5 million for both the three months ended March 31, 2016 and 2015. In addition, general and administrative expenses of $0.9 million were attributable to Residential for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $41.6 million compared to $67.8 million as of December 31, 2015, excluding cash attributable to Residential. We believe this cash is sufficient to fund our operations since we are generating asset management fees under the New AMA, and our only ongoing cash expenditures are lease obligations, salaries and employee benefits, legal and professional fees and general and administrative expenses, the majority of which is covered by the Base Management Fees we receive under the New AMA.

Treasury shares

At March 31, 2016, a total of $251.4 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $48.6 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. Because we no longer consolidated Residential into our consolidated financial statements as of January 1, 2016, the cash flows reported for the periods presented below are not comparable. The following table sets forth the actual cash flows for the periods indicated ($ in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net cash used in operating activities	$(8,279)	$(47,901)
Net cash (used in) provided by investing activities (1)	(132,290)	80,718
Net cash used in financing activities	(2,329)	(51,213)
Total cash flows	$(142,898)	$(18,396)
____________

(1)
Upon deconsolidation of Residential effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to Residential within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2016 consisted primarily of net loss and changes in operating payables and receivables, partially offset by share-based compensation. Net cash used in operating activities for the three months ended March 31, 2015 by Residential and us consisted primarily of gains on mortgage loans and real estate offset by related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans, interest expense, professional fees, acquisition costs and salaries and benefits.

Net cash used in investing activities for the three months ended March 31, 2016 consisted primarily of our purchases of the common stock of Residential and a reduction of reported cash due to the deconsolidation of Residential. Net cash provided by investing activities for the three months ended March 31, 2015 consisted primarily of Residential's proceeds from the disposition of loans and real estate net of investments in renovations of real estate.

Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily repurchases of our common stock. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of Residential's net repayment of borrowings and distributions of dividends.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2016, and neither we nor Residential had any off-balance sheet arrangements as of December 31, 2015.

Recent accounting pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

Deconsolidation of Residential

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with Residential pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. We have applied ASU 2015-02 using the modified retrospective approach, which resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees received from Residential under the New AMA and interest and dividend income, and our consolidated expenses consist primarily of salaries and employee benefits, equity-based compensation, legal and professional fees and general and administrative expenses.

As a result of our deconsolidation of Residential, we have also reclassified certain prior period amounts for consistency with the current period presentation, including accrued salaries and benefits within the consolidated balance sheet and salaries and benefits, equity-based compensation and legal and professional fees within the consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

Item 3. Quantitative and qualitative disclosures about market risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are currently exposed to is market risk related to our investment in Residential's common stock.

Investment Risk Relating to Residential's Common Stock

We have purchased an aggregate of 1,624,465 shares of Residential common stock in open market transactions, and we may consider purchasing additional shares of Residential common stock from time to time. If additional purchases are commenced, any such purchases of Residential common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Residential common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Residential’s stock price and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the New AMA, Residential has the flexibility to pay up to 25% of our Incentive Management Fees in shares of Residential common stock. Should Residential make this election, we would further be exposed to the above-described market risk on the shares we receive.

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

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we identified a material weakness in the design of our internal control over financial reporting that related to the review of assumptions used to determine the fair value of Residential's mortgage loans. As a result of the deconsolidation of Residential from our consolidated financial statements effective January 1, 2016, our balance sheet and results of operations are no longer affected by the valuation of Residential’s mortgage loans, and the mortgage loan portfolio is no longer included in our financial statements. Therefore, the facts that gave rise to the material weakness are no longer applicable to us.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of March 31, 2016 or which settled during 2016:

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

On March 8, 2016, the plaintiffs filed a consolidated certified shareholder derivative complaint (the “Consolidated Complaint”) in the action. On March 11, the Special Litigation Committee of Ocwen sought additional time beyond the March 31, 2016 originally anticipated completion date to analyze the Consolidated Complaint. On March 22, 2016, the parties filed a joint consent motion for entry of an order amending the briefing schedule regarding the Consolidated Complaint. On March 23, 2016, the court entered a scheduling order requiring defendants to file their motions to dismiss on or before May 13, 2016, plaintiffs to file a response to any such motion on or before June 17, 2016 and defendants to file any reply briefs on or before July 15, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2015. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase plan of up to $300.0 million of common stock. During the first quarter of 2016, we repurchased an aggregate of 159,244 shares for an aggregate purchase price of $2.3 million. As of March 31, 2016, we have remaining approximately $48.6 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending March 31, 2016 (dollars in thousands except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
January 2016	43,751	$16.19	542,214	$50,211
February 2016	43,213	14.96	585,427	49,564
March 2016	72,280	13.57	657,707	48,583
Quarter ended March 31, 2016	159,244	14.67	657,707	48,583
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

On May 6, 2016, Kenneth D. Najour stepped down from his role as our Chief Accounting Officer.  Effective May 9, 2016, Mr. Najour joined the capital markets team of AAMC to be involved with developing strategic initiatives for AAMC.  In his new role, Mr. Najour will no longer be an executive officer of AAMC (as defined in Exchange Act Rule 3b-7).

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

Altisource Asset Management Corporation
Date:	May 9, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer