Form 10-Q
period 2016-06-30
Altisource Asset Management Corp
filed 2016-08-08
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 29, 2016, 1,684,194 shares of our common stock were outstanding (excluding 915,273 shares held as treasury stock).

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
June 30, 2016

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 29, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Real estate held for use:
Land (from previously consolidated VIE as of December 31, 2015)	$—	$56,346
Rental residential properties (net of accumulated depreciation of $7,127 as of December 31, 2015 - from previously consolidated VIE)	—	224,040
Real estate owned (from previously consolidated VIE as of December 31, 2015)	—	455,483
Total real estate held for use, net	—	735,869
Real estate assets held for sale (from previously consolidated VIE as of December 31, 2015)	—	250,557
Mortgage loans at fair value (from previously consolidated VIE as of December 31, 2015)	—	960,534
Mortgage loans held for sale (from previously consolidated VIE as of December 31, 2015)	—	317,336
Cash and cash equivalents (including $116,702 from previously consolidated VIE as of December 31, 2015)	39,419	184,544
Restricted cash (from previously consolidated VIE as of December 31, 2015)	—	20,566
Available-for-sale securities	14,929	—
Accounts receivable, net (including $45,903 from previously consolidated VIE as of December 31, 2015)	—	46,026
Related party receivables	5,489	—
Prepaid expenses and other assets (including $1,126 from previously consolidated as of December 31, 2015)	1,379	3,169
Total assets	$61,216	$2,518,601
Liabilities:
Repurchase and loan and security agreements (from previously consolidated VIE as of December 31, 2015)	$—	$763,369
Other secured borrowings (from previously consolidated VIE as of December 31, 2015)	—	502,599
Accrued salaries and employee benefits	2,076	4,006
Accounts payable and other accrued liabilities (including $32,448 from previously consolidated VIE as of December 31, 2015)	2,286	34,716
Total liabilities	4,362	1,304,690
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015; redemption value $250,000	249,237	249,133
Equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,599,467 and 1,684,194 shares issued and outstanding, respectively, as of June 30, 2016 and 2,556,828 and 2,048,223 shares issued and outstanding, respectively, as of December 31, 2015	26	26
Additional paid-in capital	25,851	23,419
Retained earnings	48,982	50,678
Accumulated other comprehensive loss	(5,667)	—
Treasury stock, at cost, 915,273 shares as of June 30, 2016 and 508,605 shares as of December 31, 2015	(261,575)	(254,984)
Total stockholders' deficit	(192,383)	(180,861)
Noncontrolling interest in consolidated affiliate	—	1,145,639
Total equity	(192,383)	964,778
Total liabilities and equity	$61,216	$2,518,601

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenues:
Management fees	$4,506	$—	$8,630	$—
Conversion fees	544	—	946	—
Expense reimbursements	357	—	357	—
Rental revenues	—	2,140	—	3,540
Net unrealized gain on mortgage loans	—	42,209	—	103,343
Net realized gain on mortgage loans	—	19,272	—	34,654
Net realized gain on mortgage loans held for sale	—	254	—	405
Net realized gain on real estate	—	12,404	—	23,012
Interest and dividend income	247	240	541	480
Total revenues	5,654	76,519	10,474	165,434
Expenses:
Salaries and employee benefits	2,589	1,706	4,937	3,339
Equity-based compensation	2,388	2,086	4,756	3,032
Legal and professional fees	542	158	1,083	7,691
Residential property operating expenses	—	16,857	—	29,316
Real estate depreciation and amortization	—	1,344	—	2,342
Selling costs and impairment	—	8,839	—	23,530
Mortgage loan servicing costs	—	16,246	—	34,512
Interest expense	—	13,237	—	24,720
General and administrative	578	2,017	1,092	3,468
Total expenses	6,097	62,490	11,868	131,950
Other income:
Other income	55	—	55	—
Total other income	55	—	55	—
(Loss) income before income taxes	(388)	14,029	(1,339)	33,484
Income tax (benefit) expense	873	194	862	337
Net (loss) income	(1,261)	13,835	(2,201)	33,147
Net income attributable to noncontrolling interest in consolidated affiliate	—	(13,092)	—	(25,516)
Net (loss) income attributable to stockholders	$(1,261)	$743	$(2,201)	$7,631

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.23)	$0.31	$(0.74)	$3.40
Weighted average common stock outstanding – basic	1,776,831	2,218,533	1,883,322	2,211,357

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.23)	$0.27	$(0.74)	$2.77
Weighted average common stock outstanding – diluted	1,776,831	2,746,955	1,883,322	2,752,322

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net (loss) income attributable to stockholders	$(1,261)	$743	$(2,201)	$7,631
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(4,565)	—	(4,686)	—
Total other comprehensive loss	(4,565)	—	(4,686)	—
Comprehensive (loss) income	$(5,826)	$743	$(6,887)	$7,631

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Issuance of common stock, including option exercises	42,639	—	6	—	—	—	—	6
Treasury shares repurchased	—	—	—	—	—	(6,591)	—	(6,591)
Amortization of preferred stock issuance costs	—	—	—	(104)	—	—	—	(104)
Share-based compensation	—	—	4,756	—	—	—	—	4,756
Change in unrealized loss on available-for-sale securities	—	—	—	—	(4,686)	—	—	(4,686)
Net loss	—	—	—	(2,201)	—	—	—	(2,201)
June 30, 2016	2,599,467	$26	$25,851	$48,982	$(5,667)	$(261,575)	$—	$(192,383)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2014	2,452,101	$25	$14,152	$54,174	$—	$(245,468)	$1,326,911	$1,149,794
Issuance of common stock, including option exercises	57,743	—	15	—	—	—	—	15
Treasury shares repurchased	—	—	—	—	—	(6,604)	—	(6,604)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	62	62
Distribution from noncontrolling interest	—	—	—	—	—	—	(67,507)	(67,507)
Amortization of preferred stock issuance costs	—	—	—	(103)	—	—	—	(103)
Share-based compensation	—	—	2,939	—	—	—	93	3,032
Net income	—	—	—	7,631	—	—	25,516	33,147
June 30, 2015	2,509,844	$25	$17,106	$61,702	$—	$(252,072)	$1,285,075	$1,111,836

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Operating activities:
Net income	$(2,201)	$33,147
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	—	(103,343)
Net realized gain on mortgage loans	—	(34,654)
Net realized gain on sale of mortgage loans held for sale	—	(405)
Net realized gain on sale of real estate	—	(23,012)
Real estate depreciation and amortization	—	2,342
Selling costs and impairment	—	23,530
Accretion of interest on re-performing mortgage loans	—	(469)
Share-based compensation	4,756	3,032
Amortization of deferred financing costs	—	2,218
Loss on retirement of leasehold improvements	—	212
Changes in operating assets and liabilities:
Accounts receivable	123	3,815
Related party receivables	(5,489)	1,156
Prepaid expenses and other assets	653	(499)
Accrued salaries and employee benefits	(1,993)	(325)
Accounts payable and accrued liabilities	81	5,070
Related party payables	(2,180)	—
Net cash used in operating activities	(6,250)	(88,185)
Investing activities:
Decrease in cash due to deconsolidation of Residential (Note 1)	(116,702)	—
Purchases of securities	(15,588)	—
Investment in renovations	—	(11,001)
Real estate tax advances	—	(14,443)
Mortgage loan resolutions	—	107,887
Mortgage loan payments	—	12,447
Disposition of real estate	—	70,916
Acquisition related deposits	—	(5,631)
Change in restricted cash	—	(5,177)
Net cash (used in) provided by investing activities	(132,290)	154,998
Financing activities:
Issuance of common stock, including stock option exercises	18	537
Repurchase of common stock	(6,591)	(6,604)
Payment of tax withholdings on exercise of stock options	(12)	(522)
Capital contribution from noncontrolling interest	—	62
Distribution to noncontrolling interest	—	(36,038)
Proceeds from issuance of other secured debt	—	221,691
Repayments of secured notes	—	(21,306)
Proceeds from repurchase agreement	—	109,683
Repayments of repurchase agreement	—	(298,078)
Payment of deferred financing costs	—	(7,123)
Net cash used in by financing activities	(6,585)	(37,698)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended June 30, 2016	Six months ended June 30, 2015
Net decrease in cash and cash equivalents	(145,125)	29,115
Cash and cash equivalents as of beginning of the period	184,544	116,782
Cash and cash equivalents as of end of the period	$39,419	$145,897

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$21,732
Transfer of mortgage loans to real estate owned, net	—	268,682
Change in accrued capital expenditures	—	(1,732)
Changes in receivables from mortgage loan resolutions, payments and real estate tax advances, net	—	36,359
Changes in receivables from real estate owned dispositions	—	1,369
Decrease in noncontrolling interest due to deconsolidation (Note 1)	(1,145,639)	—
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of Residential (Note 1)	(1,265,968)	—
Decrease in real estate assets and mortgage loans due to deconsolidation of Residential (Note 1)	2,264,296	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
June 30, 2016
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

Residential has a long-term service agreements with ASPS, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. Residential also has servicing agreements with three separate servicers. Residential’s ability to execute its business strategy is reliant, in large part, on the performance of these service providers. ASPS and one of the three servicers, Ocwen Financial Corporation (“Ocwen”), were related parties through January 16, 2015. We also are party to certain services agreements with ASPS relating to certain support services and technology/network administration.

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

Prior to our deconsolidation of Residential as described below, our consolidated financial statements also include those VIEs that were included within Residential consolidated financial statements. Residential had three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), which were classified as VIEs. Because Residential is the primary beneficiary, these entities were included in the consolidated financial statements of Residential but are no longer included in our consolidated financial statements since the deconsolidation. See Note 5 for more information regarding these securitization trusts.

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

The following table represents the effect of change on the prior periods that were reclassified as a result this adoption ($ in thousands):

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our consolidated financial statements.

2. Real estate assets, net

As of June 30, 2016, we had no real estate assets. The following describes Residential's real estate assets that were included in our consolidated financial statements as of December 31, 2015. These real estate assets are no longer included in our consolidated financial statements effective from January 1, 2016.

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

3. Mortgage loans

As of June 30, 2016, we had no mortgage loans due to the deconsolidation of Residential. The following describes Residential's mortgage loans that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three and six months ended June 30, 2015.

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

Re-performing residential mortgage loans

For the three and six months ended June 30, 2015, Residential recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and six months ended June 30, 2015, Residential accreted $0.2 million and $0.5 million, respectively, into interest income with respect to these re-performing loans. As of December 31, 2015, these re-performing loans, having a UPB of $6.0 million and a carrying value of $4.0 million, were included in mortgage loans held for sale. Due to the deconsolidation of Residential, no re-performing residential mortgage loans were included in our consolidated financial statements effective from January 1, 2016.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Three months ended June 30, 2015	Six months ended June 30, 2015
Balance at the beginning of the period	$7,207	$7,640
Acquisitions	—	—
Payments and other reductions, net	(3,084)	(3,285)
Accretion	(237)	(469)
Balance at the end of the period	$3,886	$3,886

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets by level within the fair value hierarchy as of June 30, 2016 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs other than Level 1 Prices	Unobservable Inputs
June 30, 2016
Recurring basis (assets)
Available-for-sale securities: Residential common stock	$14,929	$—	$—

We did not transfer any assets from one level to another level during the six months ended June 30, 2016 or during the year ended December 31, 2015.

The carrying values of our cash and cash equivalents, related party receivables, accrued salaries and employee benefits, accounts payable and other accrued liabilities and related party payables are equal to or approximate fair value. The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

As of June 30, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 2.98% of Residential's then-outstanding common stock, which is included as available-for-sale securities in our consolidated balance sheet as of June 30, 2016. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions. As of December 31, 2015, we eliminated our investment in Residential common stock upon consolidation (see Note 1).

The following table presents the amortized cost and fair value of our available-for-sale securities as of June 30, 2016 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential common stock	$20,596	$—	$5,667	$14,929
Total available-for-sale securities	$20,596	$—	$5,667	$14,929

We have recognized no other-than-temporary impairment related to our investment in Residential's common stock. Management believes that the declines in the fair value driven by temporary market fluctuations.

During the six months ended June 30, 2016, we acquired 1,300,000 shares of Residential's common stock in open market transactions at an average purchase price of $11.97 per share. We did not acquire any of Residential's common stock during the six months ended June 30, 2015.

Due to the deconsolidation of Residential effective January 1, 2016, we did not have any level 3 assets in our consolidated financial statements for the six months ended June 30, 2016.

The following describes Residential's financial assets and liabilities that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three and six months ended June 30, 2015.

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

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2015 ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Mortgage loans at fair value
Beginning balance	$1,853,495	$1,959,044
Net unrealized gain on mortgage loans	42,209	103,343
Net realized gain on mortgage loans	19,272	34,654
Mortgage loan resolutions and payments	(82,070)	(147,238)
Real estate tax advances to borrowers	4,264	11,391
Reclassification of realized gains on real estate sold from unrealized gains	13,175	23,977
Transfer of mortgage loans to real estate owned, net	(133,856)	(268,682)
Ending balance	$1,716,489	$1,716,489

Net unrealized gain on mortgage loans held at the end of the period	$29,784	$80,852

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

5. Borrowings

As of June 30, 2016, we had no outstanding debt due to the deconsolidation of Residential. The following describes Residential's repurchase and loan agreements and its other secured borrowings that were included in our consolidated financial statements as of December 31, 2015.

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

The following table sets forth data with respect to these notes as of December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (2)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (3)	3.47%	136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranged from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranged from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranged from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes was September 25, 2018.

6. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of June 30, 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016.

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

Summary of Related Party Transactions

The following table presents our significant transactions with Residential, which is a related party ($ in thousands). Prior to our adoption of ASU 2015-02 on January 1, 2016, our transactions with Residential were eliminated upon consolidation.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Base management fees	$4,506	$4,752	$8,630	$4,752
Conversion fees	544	399	946	399
Management incentive fees (1)	—	—	—	14,900
Expense reimbursements	357	—	357	750
Professional fee sharing for negotiation of New AMA	—	—	—	2,000
______________

(1)
Pursuant to the terms of the New AMA, the management incentive fees for the first quarter of 2015 were recalculated during the fourth quarter of 2015, and it was determined that $6.9 million was reimbursable by us to Residential.

No Incentive Management Fee was due from Residential for the second quarter of 2016 because Residential's return on invested equity capital (as defined in the New AMA) for the five quarters covered by the New AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of June 30, 2016, Residential's aggregate return shortfall from the prior five quarters under the New AMA was approximately 26.89% of invested equity capital. Therefore, Residential must achieve a 28.64% return on invested equity capital in the third quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

As of June 30, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 2.98% of Residential's then-outstanding common stock. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions.

8. Share-based payments

During the six months ended June 30, 2016, we granted no share-based payments to members of management. During the three months ended June 30, 2015, we granted 44,132 shares of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $181.02.

Our directors each received annual grants of restricted stock equal to $60 thousand based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2016 and 2015, we granted 10,200 and 1,122 shares of restricted stock, respectively, to our directors with a weighted average grant date fair value per share of $18.08 and $162.66, respectively.

We recorded $2.4 million and $4.8 million of compensation expense related to these grants for the three and six months ended June 30, 2016, respectively, and we recorded $2.1 million and $2.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, we had an aggregate $14.2 million and $18.7 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.8 years and 2.9 years, respectively.

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

As of June 30, 2016 and December 31, 2015, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the six months ended June 30, 2016 and 2015. As of December 31, 2015, Residential accrued no interest or penalties associated with any unrecognized tax benefits, nor did Residential recognize any interest expense or penalty during the six months ended June 30, 2015. Residential recorded nominal state and local tax expense on income and property for the three and six months ended June 30, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

Management assesses the available evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Based on this assessment as of June 30, 2016, we recorded a valuation allowance for the deferred tax assets that we believe are more likely than not to not be realized. This valuation allowance resulted in the recognition of $0.9 million of income tax expense for the three and six months ended June 30, 2016. If, in future periods, we determine that positive evidence exists that these deferred tax assets are more likely than not to be realized, the related valuation allowance would be reversed to the extent that the deferred tax asset is more likely than not to be realized.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator
Net (loss) income attributable to stockholders	$(1,261)	$743	$(2,201)	7,631
Amortization of preferred stock issuance costs	52	50	104	103
Numerator for basic EPS – (loss) income available to common stockholders	(1,313)	693	(2,305)	7,528
Add back amortization of preferred stock issuance costs	—	50	—	103
Numerator for diluted EPS – (loss) income available to common stockholders after assumed conversions	$(1,313)	$743	$(2,305)	$7,631

Denominator
Weighted average common stock outstanding – basic	1,776,831	2,218,533	1,883,322	2,211,357
Stock options using treasury method	—	230,243	—	231,478
Restricted stock	—	98,179	—	109,487
Preferred stock if converted	—	200,000	—	200,000
Weighted average common stock outstanding – diluted	1,776,831	2,746,955	1,883,322	2,752,322

(Loss) earnings per basic share	$(0.23)	$0.31	$(0.74)	$3.40
(Loss) earnings per diluted share	$(0.23)	$0.27	$(0.74)	$2.77

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator ($ in thousands)
Amortization of preferred stock issuance costs	$52	$—	$104	$—

Denominator (in weighted-average shares)
Stock options	167,720	—	168,659	—
Restricted stock	39,170	—	45,646	—
Preferred stock if converted	200,000	—	200,000	—

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

We initially provided services to Residential pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with Residential (the “New AMA”) under which we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of Residential’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the New AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties for the first time during each quarter, our operating results are highly dependent on Residential's operating results. See the “Asset Management Agreement with Residential” section for additional details of the New AMA.

Prior to January 1, 2016, we had concluded that Residential was a variable interest entity (“VIE”) that we consolidated in our consolidated financial statement. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), and we determined that Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. Due to the significance of Residential's accounts to the Company's historical consolidated financial statements, the comparability of the Company's consolidated financial statements as of and for the three and six months ended June 30, 2016 have limited comparability with periods ending on or before December 31, 2015.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. We consolidate NewSource in our consolidated financial statements.

Management Overview

During the first six months of 2016 and thereafter, we continued to pursue our objective of managing Residential to become one of the top single-family rental REITs serving working class American families and their communities with a view to providing robust returns on equity and long-term growth for its investors. Among others, important steps to achieve Residential's objective include:

•
We have had continued success in executing upon Residential’s diversified single-family acquisition strategy and in managing Residential to capitalize on the compelling market opportunity to acquire high-yielding single-family homes at attractive prices. During the second quarter of 2016, we increased the size of Residential’s rental portfolio by 446 properties to bring its rental portfolio to 3,977 properties at June 30, 2016, representing an increase of 13% over the prior quarter. We have developed and employed internal proprietary models, which we believe give Residential an advantage in identifying and purchasing rental properties with optimal rental return metrics in areas that have attractive occupancy levels and rental margins.

We continue to identify and evaluate attractive portfolios of homes for potential acquisition by Residential from a variety of market participants. In July 2016, we negotiated for Residential a non-binding letter of intent to acquire between 4,000 and 4,500 single-family rental properties from an unrelated third party, which is subject to negotiation of definitive transaction documents, due diligence, financing arrangements and other factors. This transaction, which is targeted to achieve yields similar to Residential's current single-family rental assets, would be expected to close in the third or fourth quarter of 2016. We are also considering other large single-family rental portfolio purchases for Residential that are available in the market. There can be no assurance that we will be able to successfully negotiate and consummate any of these potential transactions for Residential on a timely basis or at all.

•
We continued efforts to enable Residential to sell certain non-performing mortgage loans (“NPLs”) to take advantage of attractive market pricing during the second quarter of 2016. Residential completed the sale of 895 NPLs during the quarter, bringing the total NPLs sold in bulk transactions to 1,973 for the first six months of 2016. We have also accelerated the sale of Residential’s non-rental REO properties with 910 of such properties sold during the second quarter as compared to 686 properties sold in the first quarter of 2016, representing a 33% increase. We expect that NPL sales and non-rental REO property sales has and will provide Residential with significant liquidity to allow Residential to recycle capital and purchase pools of stabilized rental homes at attractive yields without additional equity dilution.

•
Residential’s partnership with Altisource Portfolio Solutions S.A. (“ASPS”) remains a key driver of efficiency and cost management in Residential’s model, and provides it with a scalable, established, nationwide property management infrastructure to support its acquisition of large numbers of single-family rental properties. Importantly, we manage Residential’s external property management structure with ASPS, which allows Residential to achieve scale in its single-family rental portfolio without incurring the substantial costs of developing its nationwide property management infrastructure.

•
Under our guidance, Residential’s lenders continue to support its single-family rental strategy. In March 2016, we increased the size of Residential's repurchase facility with Credit Suisse from $275.0 million to $350.0 million, and in April 2016, we increased the size of Residential's loan facility with Nomura Corporate Funding Americas, LLC from $200 million to $250 million and extended the facility for an additional year to April 2017.

These amendments were in addition to the amendment and restatement of Residential's repurchase facility with Wells Fargo in September 2015, which not only maintained the size of the Wells Fargo facility at $750.0 million but also increased the percentage of REO properties that can be financed under the facility to 40% of the facility, or $300.0 million.

We believe the foregoing developments are highly important to Residential's strategy of building long-term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield. To the extent Residential is successful in implementing this strategy under our management, the fees we earn under the New AMA should be positively impacted.

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

No Incentive Management Fee was due from Residential for the second quarter of 2016 because Residential's return on invested equity capital (as defined in the New AMA) for the five quarters covered by the New AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of June 30, 2016, Residential's aggregate return shortfall from the prior five quarters under the New AMA was approximately 26.89% of invested equity capital. Therefore, Residential must achieve a 28.64% return on invested equity capital in the second quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Metrics Affecting our Consolidated Results

Subsequent to January 1, 2016

Subsequent to our deconsolidation of Residential effective January 1, 2016, our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of (i) quarterly fees due to us under the New AMA, including a Base Management Fee, an Incentive Management Fee and a Conversion Fee as described above, (ii) reimbursements of out-of-pocket expenses in our management of Residential's business and (iii) dividends we receive on our common stock of Residential. The Base Management Fee is derived as a percentage of Residential’s average invested equity capital, and the Conversion Fee is based on the number and value of mortgage loans and/or REO properties that Residential converts to rental properties for the first time in each period. The Incentive Management Fee is directly dependent upon Residential's financial performance being in excess of a 7.0%-8.25% minimum return on invested equity capital and will vary with Residential's financial performance. Expense reimbursements we receive from Residential relate primarily to travel and other out-of-pocket solely related to managing Residential's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to Residential. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Residential share-based compensation issued to them by Residential) are the responsibility of AAMC and are not reimbursed by Residential. Dividends on Residential's common stock will vary with Residential's financial performance, taxable income, liquidity needs and other factors deemed relevant by Residential's board of directors. In addition, we recognize changes in the fair value of our holdings of Residential common stock as other income or loss, which will be directly dependent upon fluctuations in the market price of Residential's common stock.

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

Residential's Revenues

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

v.
Net realized gain on real estate. REO properties that did not meet Residential's investment criteria were sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Residential's Expenses

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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended June 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Base management fees	$—	$—	$4,962	$(4,962)	$—
Conversion fees	—	—	399	(399)	—
Rental revenues	2,140	—	—	—	2,140
Net unrealized gain on mortgage loans	42,209	—	—	—	42,209
Net realized gain on mortgage loans	19,272	—	—	—	19,272
Net realized gain on mortgage loans held for sale	254	—	—	—	254
Net realized gain on real estate	12,404	—	—	—	12,404
Interest income	240	161	—	(161)	240
Total revenues	76,519	161	5,361	(5,522)	76,519
Expenses:
Salaries and employee benefits	—	—	1,706	—	1,706
Equity-based compensation	37	—	2,049	—	2,086
Legal and professional fees	271	43	(156)	—	158
Residential property operating expenses	16,857	—	—	—	16,857
Real estate depreciation and amortization	1,344	—	—	—	1,344
Selling costs and impairment	8,839	—	—	—	8,839
Mortgage loan servicing costs	16,246	—	—	—	16,246
Interest expense	13,398	—	—	(161)	13,237
General and administrative	1,261	—	756	—	2,017
Related party general and administrative	5,151	210	—	(5,361)	—
Total expenses	63,404	253	4,355	(5,522)	62,490
Income (loss) before income taxes	13,115	(92)	1,006	—	14,029
Income tax expense	23	—	171	—	194
Net income (loss)	13,092	(92)	835	—	13,835
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(13,092)	(13,092)
Net income (loss) attributable to stockholders	$13,092	$(92)	$835	$(13,092)	$743

Altisource Asset Management Corporation
Consolidating Statement of Operations
Six months ended June 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Base management fees	$—	$—	$5,172	$(5,172)	$—
Incentive management fees	—	—	14,900	(14,900)	—
Conversion fees	—	—	399	(399)	—
Expense reimbursements	—	—	750	(750)	—
Rental revenues	3,540	—	—	—	3,540
Net unrealized gain on mortgage loans	103,343	—	—	—	103,343
Net realized gain on mortgage loans	34,654	—	—	—	34,654
Net realized gain on mortgage loans held for sale	405	—	—	—	405
Net realized gain on real estate	23,012	—	—	—	23,012
Interest income	480	321	—	(321)	480
Total revenues	165,434	321	21,221	(21,542)	165,434
Expenses:
Salaries and employee benefits	—	—	3,339	—	3,339
Equity-based compensation	93	—	2,939	—	3,032
Legal and professional fees	4,112	118	3,461	—	7,691
Residential property operating expenses	29,316	—	—	—	29,316
Real estate depreciation and amortization	2,342	—	—	—	2,342
Selling costs and impairment	23,530	—	—	—	23,530
Mortgage loan servicing costs	34,512	—	—	—	34,512
Interest expense	25,041	—	—	(321)	24,720
General and administrative	2,145	—	1,323	—	3,468
Related party general and administrative	20,801	420	2,000	(23,221)	—
Total expenses	141,892	538	13,062	(23,542)	131,950
Other income	2,000	—	—	(2,000)	—
Income (loss) before income taxes	25,542	(217)	8,159	—	33,484
Income tax expense	26	—	311	—	337
Net income (loss)	25,516	(217)	7,848	—	33,147
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(25,516)	(25,516)
Net income (loss) attributable to stockholders	$25,516	$(217)	$7,848	$(25,516)	$7,631

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2016 and 2015. Because the results of Residential were consolidated into our financial statements for all periods prior to January 1, 2016, the results of operations for periods beginning on or after January 1, 2016 are not comparable to the results of periods prior to January 1, 2016. As such, the disclosures set forth below do not compare the results of operations attributable to Residential to those of AAMC, including its wholly-owned subsidiaries, from period to period.

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

Three and Six Months Ended June 30, 2016 Versus Three and Six Months Ended June 30, 2015

We did not recognize any rental revenues, net unrealized gain on mortgage loans, net realized gain on mortgage loans, net realized gain on mortgage loans held for sale, net realized gain on real estate, residential property operating expenses, real estate depreciation and amortization, selling costs and impairment, mortgage loan servicing costs or interest expense during the three and six months ended June 30, 2016. All amounts recorded in our consolidated financial statements for these captions in 2015 are attributable to Residential. In addition, the net income attributable to noncontrolling interest in consolidated affiliate has been eliminated for periods beginning on or after January 1, 2016.

Management Fees and Expense Reimbursements

We received total management fees from Residential of $5.1 million and $9.6 million during the three and six months ended June 30, 2016, respectively, compared to $5.2 million and $20.1 million during the three and six months ended June 30, 2015, respectively. The reduction in management fees received from Residential was primarily due to the change in fee structure upon entering into the New AMA.

Our management fees received for the three and six months ended June 30, 2016 consisted of $4.5 million and $8.6 million of Base Management Fees, respectively, and $0.5 million and $0.9 million of Conversion Fees, respectively. We did not receive any Incentive Management Fees under the New AMA during the six months ended June 30, 2016. Our management fees received during the three months ended June 30, 2015 consisted of $4.8 million of Base Management Fees and $0.4 million of Conversion Fees under the New AMA. In addition, our management fees for the six months ended June 30, 2015 included $14.9 million of management incentive fees under the Original AMA for the first quarter of 2015. Pursuant to the terms of the New AMA, the management incentive fees for the first quarter of 2015 were recalculated during the fourth quarter of 2015, and it was determined that $6.9 million was reimbursable by us to Residential.

We received expense reimbursements of $0.4 million for the three and six months ended June 30, 2016 related to travel and other out-of-pocket costs in managing Residential's business and the employment costs of related to the general counsel dedicated to Residential. We received expense reimbursements of $0.8 million for the six months ended June 30, 2015 related to expenses reimbursable to us under the Original AMA during the first quarter of 2015.

Prior to January 1, 2016, we eliminated all management fees and expense reimbursements from Residential in our consolidated statement of operations.

Rental Revenues

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any rental revenues during the six months ended June 30, 2016. Residential's rental revenues from its residential rental properties were $2.1 million and $3.5 million for the three and six months ended June 30, 2015, respectively.

Net Unrealized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net unrealized gain on mortgage loans during the six months ended June 30, 2016. Residential's net unrealized gains on mortgage loans were $42.2 million and $103.3 million for the three and six months ended June 30, 2015, respectively, which was driven by $24.2 million and $51.3 million, respectively, of unrealized gains upon conversion of mortgage loans to REO; $40.5 million and $92.8 million, respectively, of unrealized gains from the net increase in the fair value of loans; and $22.5 million and $40.8 million, respectively, of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans during the six months ended June 30, 2016. Residential's net realized gains on mortgage loans was $19.3 million and $34.7 million for the three and six months ended June 30, 2015, respectively. Residential disposed of 270 and 420 mortgage loans during the three and six months ended June 30, 2015, respectively, primarily from short sales and foreclosure sales.

Net Realized Gain on Mortgage Loans Held for Sale

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans held for sale during the six months ended June 30, 2016. Residential recognized $0.3 million and $0.4 million of net realized gains on mortgage loans held for sale during the three and six months ended June 30, 2015, respectively, due to its resolutions of three and six re-performing loans during the same periods, respectively.

Net Realized Gain on Real Estate

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on real estate during the six months ended June 30, 2016. Residential's net realized gains on real estate were $12.4 million and $23.0 million for the three and six months ended June 30, 2015, respectively, during which Residential disposed of 321 and 575 residential properties, respectively.

Interest and Dividend Income

During the three and six months ended June 30, 2016, we recognized $244 thousand and $536 thousand, respectively, of dividends from Residential common stock. We held no shares of Residential common stock prior to the third quarter of 2015. We also recognized a nominal amount of interest income on bank balances during the three and six months ended June 30, 2016 and 2015.

During the three and six months ended June 30, 2015, we recorded $0.2 million and $0.3 million, respectively, of interest income payable from Residential to NewSource on notes issued by Residential's securitization trust, which was eliminated on consolidation. In addition, Residential accreted $0.2 million and $0.5 million of interest income on its re-performing loans acquired in June 2014 during the three months ended June 30, 2015, respectively.

Salaries and Employee Benefits

Salaries and employee benefits was $2.6 million and $4.9 million during the three and six months ended June 30, 2016, respectively, compared to $1.7 million and $3.3 million during the three and six months ended June 30, 2015, respectively. The increase in salaries and benefits is primarily due to increases in our employee headcount.

Equity-based Compensation

Equity-based compensation, excluding amounts attributable to Residential during 2015, was $2.4 million and $4.8 million for the three and six months ended June 30, 2016, respectively, compared to $2.0 million and $2.9 million for the three and six months ended June 30, 2015, respectively. The increase in equity-based compensation was primarily due awards being granted during the six months of 2015, partially offset by a decrease in the fair value of non-employee awards. In addition, equity-based compensation of $37 thousand and $93 thousand was attributable to Residential for the three and six months ended June 30, 2015, respectively.

Legal and Professional Fees

Legal and professional fees, excluding amounts attributable to Residential during 2015, were $0.5 million and $1.1 million during the three months ended June 30, 2016, respectively, compared to $(0.1) million and $3.6 million during the three and six months ended June 30, 2015, respectively. During the second quarter of 2015, we recorded a $1.5 million reversal of legal reserves accrued during the first quarter of 2015. Excluding this reversal, the decrease in legal and professional fees was primarily due to a significant reduction in litigation expenses from those incurred during the first six months of 2015 related to ongoing motion practice in a litigation matter.

In addition to the above, legal and professional fees of $0.3 million and $4.1 million were attributable to Residential for the three and six months ended June 30, 2015, respectively, which includes legal and professional fees associated with the negotiation of the New AMA during the first quarter of 2015. Pursuant to a cost-sharing agreement, we reimbursed $2.0 million of such fees to Residential, which we recorded in related party general and administrative expenses. Residential recorded $2.0 million of corresponding other income. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by Residential were eliminated on consolidation as of June 30, 2015.

Residential Property Operating Expenses

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any residential property operating expenses during the six months ended June 30, 2016. Residential incurred $16.9 million and $29.3 million of residential property operating expenses during the three and six months ended June 30, 2015, respectively, related to its 4,796 REO properties at June 30, 2015.

Real Estate Depreciation and Amortization

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any real estate depreciation and amortization during the six months ended June 30, 2016. Residential incurred $1.3 million and $2.3 million of real estate depreciation and amortization during the three and six months ended June 30, 2015, respectively.

Selling Costs and Impairment

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any selling costs and impairment during the six months ended June 30, 2016. Residential's selling costs of REO held for sale were $3.2 million and $13.8 million for the three and six months ended June 30, 2015, respectively. Residential also recognized $5.6 million and $9.7 million of REO valuation impairment for the three and six months ended June 30, 2015, respectively.

Mortgage Loan Servicing Costs

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any mortgage loan servicing costs during the six months ended June 30, 2016. Residential incurred $16.2 million and $34.5 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and six months ended June 30, 2015, respectively.

Interest Expense

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any interest expense during the six months ended June 30, 2016. Residential incurred $13.2 million and $24.7 million of interest expense for the three and six months ended June 30, 2015, respectively, related to borrowings under its repurchase and loan agreements and other borrowings, including amortization of deferred financing costs and excluding amounts paid to NewSource.

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to Residential for 2015, was $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively, compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively. This decrease was primarily due to the write-off of leasehold improvements during the second quarter of 2015. In addition, general and administrative expenses of $1.3 million and $2.1 million were attributable to Residential for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $39.4 million compared to $67.8 million as of December 31, 2015, excluding cash attributable to Residential. We believe this cash is sufficient to fund our operations since we are generating asset management fees under the New AMA and our only ongoing cash expenditures are lease obligations, salaries and employee benefits, legal and professional fees and general and administrative expenses, the majority of which is covered by the Base Management Fees we receive under the New AMA.

Treasury shares

At June 30, 2016, a total of $255.6 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $44.4 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. Because we no longer consolidated Residential into our consolidated financial statements as of January 1, 2016, the cash flows reported for the periods presented below are not comparable. The following table sets forth the actual cash flows for the periods indicated ($ in thousands):

	Six months ended June 30, 2016	Six months ended June 30, 2015
Net cash used in operating activities	$(6,250)	$(88,185)
Net cash (used in) provided by investing activities (1)	(132,290)	154,998
Net cash used in financing activities	(6,585)	(37,698)
Total cash flows	$(145,125)	$29,115
____________

(1)
Upon deconsolidation of Residential effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to Residential within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the six months ended June 30, 2016 consisted primarily of net loss and changes in operating payables and receivables, partially offset by share-based compensation. Net cash used in operating activities for the six months ended June 30, 2015 by Residential and us consisted primarily of increases in unrealized gains on mortgage loans, net realized gains on mortgage loans and net realized gains on real estate, partially offset by selling costs and impairment and adjusted for changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of our purchases of the common stock of Residential and a reduction of reported cash due to the deconsolidation of Residential. Net cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of Residential's proceeds from the disposition of loans and real estate, partially offset by investments in renovations of real estate and real estate tax advances.

Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily repurchases of our common stock. Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of our repurchases of common stock and Residential's distributions of dividends, net repayment of repurchase agreements and payments of deferred financing costs, partially offset by Residential's net proceeds from securitization transactions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2016, and neither we nor Residential had any off-balance sheet arrangements as of December 31, 2015.

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

Investment Risk Relating to Residential's Common Stock

We have purchased an aggregate of 1,624,465 shares of Residential common stock in open market transactions, and we may purchase additional shares of Residential common stock from time to time. If additional purchases are commenced, any such purchases of Residential common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Residential common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Residential’s stock price and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the New AMA, Residential has the flexibility to pay up to 25% of our Incentive Management Fees in shares of Residential common stock. Should Residential make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we identified a material weakness in the design of our internal control over financial reporting that related to the review of assumptions used to determine the fair value of Residential's mortgage loans. As a result of the deconsolidation of Residential from our consolidated financial statements effective January 1, 2016, our balance sheet and results of operations are no longer affected by the valuation of Residential’s mortgage loans, and the mortgage loan portfolio is no longer included in our consolidated financial statements. Therefore, the facts that gave rise to the material weakness are no longer applicable to us.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of June 30, 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase plan of up to $300.0 million of common stock. During the first quarter of 2016, we repurchased an aggregate of 243,495 shares for an aggregate purchase price of $4.2 million. As of June 30, 2016, we have remaining approximately $44.4 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending June 30, 2016 (dollars in thousands except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
April 2016	107,630	$15.96	765,337	$46,865
May 2016	57,584	13.70	822,921	46,076
June 2016	78,281	21.84	901,202	44,367
Quarter ended June 30, 2016	243,495	17.32	901,202	44,367
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

On August 5, 2016, Kenneth D. Najour, who had stepped down as our Chief Accounting Officer in May 2016, terminated his employment with AAMC.

In connection with Mr. Najour's departure, we are entering into a separation agreement with Mr. Najour (the “Separation Agreement”), pursuant to which Mr. Najour will receive (a) a one-time payment equal to six months' base salary, less applicable withholding taxes, (ii) Company-paid COBRA health premiums for a period of 12 months from the date of his resignation, (iii) continued vesting of his remaining unvested 3,833 shares of restricted stock pursuant to the terms of his restricted stock agreement with us and (iv) reimbursement of standard costs to relocate Mr. Najour back to the continental United States. Pursuant to the Separation Agreement, Mr. Najour will release all current or future claims, known or unknown, arising on or before the date of the release against us, Residential and our present and former respective affiliates, officers, directors, employees, agents, counsel and representatives. The disclosures herein regarding the Separation Agreement do not purport to be complete and are qualified in their entirety to the full text of the Separation Agreement, which is expected to be filed as an exhibit to our Form 10-Q for the quarter ending September 30, 2016.

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

Altisource Asset Management Corporation
Date:	August 8, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer