Form 10-Q/A
period 2016-06-30
Altisource Asset Management Corp
filed 2016-08-16
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Amendment No. 1 to Form 10-Q

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend our Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016 (the “Original Form 10-Q”) to (1) correct an error in the loss per basic and diluted share of common stock as reported on our consolidated statements of operations and Note 10 of Part I, Item 1 and (2) to revise the Controls and Procedures in Part I, Item 4 of our Original Form 10-Q. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (“XBRL”) in Exhibits 101. No other sections of our Original Form 10-Q were affected. This adjustment does not affect previously reported total assets, liabilities, retained earnings, net loss attributable to stockholders, weighted average common stock outstanding or operating cash flows.

Although we correctly reported net loss attributable to stockholders and weighted average common stock outstanding for the period covered by this report, an error was identified in our loss per share of common stock for the three and six months ended June 30, 2016. We originally reported a loss per share of common stock, both basic and diluted, for the three and six months ended June 30, 2016 of $0.23 and $0.74, respectively. Upon correcting this error, our loss per share of common stock, both basic and diluted, for the three and six months ended June 30, 2016 was $0.74 and $1.22, respectively. All other financial information, including the net loss attributable to stockholders and weighted average common stock outstanding for all such periods, remains correct and unchanged; therefore, no other changes were made to our unaudited consolidated financial statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the changes described above. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date nor does it modify or update disclosures in any way other than as required to reflect the changes described above.

Deconsolidation of Residential

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

Special note on forward-looking statements

Our disclosure and analysis in this Amendment No. 1 on Form 10-Q/A contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenues:
Management fees	$4,506	$—	$8,630	$—
Conversion fees	544	—	946	—
Expense reimbursements	357	—	357	—
Rental revenues	—	2,140	—	3,540
Net unrealized gain on mortgage loans	—	42,209	—	103,343
Net realized gain on mortgage loans	—	19,272	—	34,654
Net realized gain on mortgage loans held for sale	—	254	—	405
Net realized gain on real estate	—	12,404	—	23,012
Interest and dividend income	247	240	541	480
Total revenues	5,654	76,519	10,474	165,434
Expenses:
Salaries and employee benefits	2,589	1,706	4,937	3,339
Equity-based compensation	2,388	2,086	4,756	3,032
Legal and professional fees	542	158	1,083	7,691
Residential property operating expenses	—	16,857	—	29,316
Real estate depreciation and amortization	—	1,344	—	2,342
Selling costs and impairment	—	8,839	—	23,530
Mortgage loan servicing costs	—	16,246	—	34,512
Interest expense	—	13,237	—	24,720
General and administrative	578	2,017	1,092	3,468
Total expenses	6,097	62,490	11,868	131,950
Other income:
Other income	55	—	55	—
Total other income	55	—	55	—
(Loss) income before income taxes	(388)	14,029	(1,339)	33,484
Income tax (benefit) expense	873	194	862	337
Net (loss) income	(1,261)	13,835	(2,201)	33,147
Net income attributable to noncontrolling interest in consolidated affiliate	—	(13,092)	—	(25,516)
Net (loss) income attributable to stockholders	$(1,261)	$743	$(2,201)	$7,631

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.74)	$0.31	$(1.22)	$3.40
Weighted average common stock outstanding – basic	1,776,831	2,218,533	1,883,322	2,211,357

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.74)	$0.27	$(1.22)	$2.77
Weighted average common stock outstanding – diluted	1,776,831	2,746,955	1,883,322	2,752,322

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

Correction of net loss per common share

Subsequent to the issuance of our Form 10-Q for the quarterly period ended June 30, 2016, we determined that there was an error in the reported amount of the loss per basic and diluted share of common stock. We originally reported loss per share of common stock, both basic and diluted, for the three and six months ended June 30, 2016 of $0.23 and $0.74, respectively. Upon correcting this error, our loss per share of common stock, both basic and diluted, for the three and six months ended June 30, 2016 was $0.74 and $1.22, respectively. All other financial information, including the net loss attributable to stockholders and weighted average common stock outstanding for all such periods, remains correct and unchanged; therefore, no other changes were made to our unaudited consolidated financial statements.

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

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator
Net (loss) income attributable to stockholders	$(1,261)	$743	$(2,201)	7,631
Amortization of preferred stock issuance costs	52	50	104	103
Numerator for basic EPS – (loss) income available to common stockholders	(1,313)	693	(2,305)	7,528
Add back amortization of preferred stock issuance costs	—	50	—	103
Numerator for diluted EPS – (loss) income available to common stockholders after assumed conversions	$(1,313)	$743	$(2,305)	$7,631

Denominator
Weighted average common stock outstanding – basic	1,776,831	2,218,533	1,883,322	2,211,357
Stock options using treasury method	—	230,243	—	231,478
Restricted stock	—	98,179	—	109,487
Preferred stock if converted	—	200,000	—	200,000
Weighted average common stock outstanding – diluted	1,776,831	2,746,955	1,883,322	2,752,322

(Loss) earnings per basic share	$(0.74)	$0.31	$(1.22)	$3.40
(Loss) earnings per diluted share	$(0.74)	$0.27	$(1.22)	$2.77

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator ($ in thousands)
Amortization of preferred stock issuance costs	$52	$—	$104	$—

Denominator (in weighted-average shares)
Stock options	167,720	—	168,659	—
Restricted stock	39,170	—	45,646	—
Preferred stock if converted	200,000	—	200,000	—

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

Item 4. Controls and procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were not effective at the reasonable assurance level at the end of such period. This conclusion was based solely on a material weakness in our internal control over financial reporting relating to the operation of our review procedures related to our consolidated financial statements and footnotes, which resulted in an error in the disclosure of loss per share of common stock for the three and six months ended June 30, 2016, discussed below.

Although we correctly reported a net loss attributable to stockholders and weighted average common stock outstanding for the period covered by this report, an error was identified in our loss per share of common stock for the three and six months ended June 30, 2016.

To remediate the material weakness in our internal control over financial reporting, we are evaluating our financial statement review procedures to ensure that we appropriately execute our review procedures related to the consolidated financial statements and footnotes, including the net loss per share of common stock. We expect to have this material weakness remediated by year-end 2016.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we had identified a material weakness in the design of our internal control over financial reporting that related to the review of assumptions used to determine the fair value of Residential’s mortgage loans, which were consolidated into our financial statements through December 31, 2015. As a result of the deconsolidation of Residential from our consolidated financial statements effective January 1, 2016, our balance sheet and results of operations are no longer affected by the valuation of Residential’s mortgage loans, and the mortgage loan portfolio is no longer included in our consolidated financial statements. Therefore, the facts that gave rise to the material weakness are no longer applicable to us.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Altisource Asset Management Corporation
Date:	August 16, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer