Form 10-Q
period 2016-09-30
Altisource Asset Management Corp
filed 2016-11-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 28, 2016, 1,579,722 shares of our common stock were outstanding (excluding 1,023,717 shares held as treasury stock).

Explanatory Note

Effective January 1, 2016, Altisource Asset Management Corporation (the “Company”) adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”) and performed an analysis of its relationship with Altisource Residential Corporation (“Residential”) pursuant to the amended guidance. The Company determined that the compensation it receives in return for its services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a variable interest entity under the amended guidance. As a result, effective January 1, 2016, the Company no longer consolidates the accounts of Residential. The Company has applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to the Company's equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, the Company's consolidated revenues consist primarily of management fees received from Residential under the related asset management agreement and interest and dividend income, and the Company's consolidated expenses consist primarily of salaries and employee benefits, share-based compensation, legal and professional fees and general and administrative expenses.

Due to the significance of Residential's consolidated financial statements to the Company's historical consolidated financial statements in periods prior to January 1, 2016, the Company's consolidated financial statements have limited comparability with the Company's consolidated financial statements in prior periods.

Altisource Asset Management Corporation
September 30, 2016

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

Special note on forward-looking statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Residential;

•	our ability to retain Residential as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Residential to generate a return on invested capital in excess of applicable hurdle rates or cash available for distribution to its stockholders under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Residential's ability to complete future or pending transactions;

•	the failure of ASPS to effectively perform its obligations under their agreements with us and Residential;

•	the failure of Residential’s servicers to effectively perform their services to Residential;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 28, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Real estate held for use:
Land (from previously consolidated VIE as of December 31, 2015)	$—	$56,346
Rental residential properties (net of accumulated depreciation of $7,127 as of December 31, 2015 - from previously consolidated VIE)	—	224,040
Real estate owned (from previously consolidated VIE as of December 31, 2015)	—	455,483
Total real estate held for use, net	—	735,869
Real estate assets held for sale (from previously consolidated VIE as of December 31, 2015)	—	250,557
Mortgage loans at fair value (from previously consolidated VIE as of December 31, 2015)	—	960,534
Mortgage loans held for sale (from previously consolidated VIE as of December 31, 2015)	—	317,336
Cash and cash equivalents (including $116,702 from previously consolidated VIE as of December 31, 2015)	41,893	184,544
Restricted cash (from previously consolidated VIE as of December 31, 2015)	—	20,566
Available-for-sale securities	17,707	—
Accounts receivable, net (including $45,903 from previously consolidated VIE as of December 31, 2015)	—	46,026
Related party receivables	4,926	—
Prepaid expenses and other assets (including $1,126 from previously consolidated VIE as of December 31, 2015)	1,415	3,169
Total assets	$65,941	$2,518,601
Liabilities:
Repurchase and loan agreements (from previously consolidated VIE as of December 31, 2015)	$—	$763,369
Other secured borrowings (from previously consolidated VIE as of December 31, 2015)	—	502,599
Accrued salaries and employee benefits	3,131	4,006
Accounts payable and other accrued liabilities (including $32,448 from previously consolidated VIE as of December 31, 2015)	2,544	34,716
Total liabilities	5,675	1,304,690
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015; redemption value $250,000	249,288	249,133
Stockholders' (deficit) equity:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,603,439 and 1,637,821 shares issued and outstanding, respectively, as of September 30, 2016 and 2,556,828 and 2,048,223 shares issued and outstanding, respectively, as of December 31, 2015	26	26
Additional paid-in capital	28,285	23,419
Retained earnings	47,860	50,678
Accumulated other comprehensive loss	(2,889)	—
Treasury stock, at cost, 965,618 shares as of September 30, 2016 and 508,605 shares as of December 31, 2015	(262,304)	(254,984)
Total stockholders' deficit	(189,022)	(180,861)
Noncontrolling interest in consolidated affiliate	—	1,145,639
Total (deficit) equity	(189,022)	964,778
Total liabilities and equity	$65,941	$2,518,601

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Revenues:
Management fees	$4,208	$—	$12,838	$—
Conversion fees	450	—	1,396	—
Expense reimbursements	196	—	553	—
Rental revenues	—	4,021	—	7,561
Change in unrealized gain on mortgage loans	—	27,499	—	130,842
Net realized gain on mortgage loans	—	12,874	—	47,528
Net realized gain on mortgage loans held for sale	—	100	—	505
Net realized gain on real estate	—	13,914	—	36,926
Interest and dividend income	248	115	789	595
Total revenues	5,102	58,523	15,576	223,957
Expenses:
Salaries and employee benefits	2,619	2,986	7,556	6,325
Share-based compensation	2,432	1,429	7,188	4,461
Legal and professional fees	420	2,333	1,503	10,024
Residential property operating expenses	—	16,574	—	45,890
Real estate depreciation and amortization	—	2,050	—	4,392
Selling costs and impairment	—	10,705	—	34,235
Mortgage loan servicing costs	—	13,477	—	47,989
Interest expense	—	14,194	—	38,914
General and administrative	561	2,187	1,653	5,655
Total expenses	6,032	65,935	17,900	197,885
Other income:
Other income	—	—	55	—
Total other income	—	—	55	—
(Loss) income before income taxes	(930)	(7,412)	(2,269)	26,072
Income tax expense (benefit)	141	(97)	1,003	240
Net (loss) income	(1,071)	(7,315)	(3,272)	25,832
Net loss (income) attributable to noncontrolling interest in consolidated affiliate	—	5,335	—	(20,181)
Net (loss) income attributable to stockholders	$(1,071)	$(1,980)	$(3,272)	$5,651

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.67)	$(0.92)	$(1.89)	$2.49
Weighted average common stock outstanding – basic	1,676,651	2,208,658	1,813,929	2,210,448

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.67)	$(0.92)	$(1.89)	$2.07
Weighted average common stock outstanding – diluted	1,676,651	2,208,658	1,813,929	2,733,747

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net (loss) income attributable to stockholders	$(1,071)	$(1,980)	$(3,272)	$5,651
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	2,778	—	(1,908)	—
Total other comprehensive income (loss)	2,778	—	(1,908)	—
Comprehensive income (loss)	$1,707	$(1,980)	$(5,180)	$5,651

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Deficit
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Issuance of common stock, including option exercises	46,611	—	8	—	—	—	—	8
Treasury shares repurchased	—	—	—	—	—	(7,320)	—	(7,320)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	—	(155)
Share-based compensation, net of tax	—	—	7,188	—	—	—	—	7,188
Change in unrealized loss on available-for-sale securities	—	—	—	—	(1,908)	—	—	(1,908)
Net loss	—	—	—	(3,272)	—	—	—	(3,272)
September 30, 2016	2,603,439	$26	$28,285	$47,860	$(2,889)	$(262,304)	$—	$(189,022)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2014	2,452,101	$25	$14,152	$54,174	$—	$(245,468)	$1,326,911	$1,149,794
Issuance of common stock, including option exercises	63,596	—	20	—	—	—	—	20
Treasury shares repurchased	—	—	—	—	—	(6,604)	—	(6,604)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	103	103
Distribution from noncontrolling interest	—	—	—	—	—	—	(98,123)	(98,123)
Repurchase of noncontrolling interest in subsidiaries by affiliate	—	—	—	—	—	—	(19,983)	(19,983)
Acquisition of noncontrolling interest in subsidiaries	—	—	2,314	—	—	—	(7,321)	(5,007)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	—	(155)
Share-based compensation, net of tax	—	—	4,491	—	—	—	139	4,630
Net income	—	—	—	5,651	—	—	20,181	25,832
September 30, 2015	2,515,697	$25	$20,977	$59,670	$—	$(252,072)	$1,221,907	$1,050,507

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Operating activities:
Net (loss) income	$(3,272)	$25,832
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in unrealized gain on mortgage loans	—	(130,842)
Net realized gain on mortgage loans	—	(47,528)
Net realized gain on mortgage loans held for sale	—	(505)
Net realized gain on real estate	—	(36,926)
Real estate depreciation and amortization	—	4,392
Selling costs and impairment	—	34,235
Accretion of interest on re-performing mortgage loans	—	(581)
Share-based compensation	7,188	4,461
Amortization of deferred financing costs	—	4,271
Loss on retirement of leasehold improvements	—	212
Changes in operating assets and liabilities:
Accounts receivable	123	(998)
Related party receivables	(4,926)	—
Prepaid expenses and other assets	617	(355)
Deferred leasing costs	—	(1,287)
Accrued salaries and employee benefits	(875)	1,110
Accounts payable and accrued liabilities	276	13,961
Related party payables	(2,180)	—
Net cash used in operating activities	(3,049)	(130,548)
Investing activities:
Decrease in cash due to deconsolidation of Residential (Note 1)	(116,702)	—
Purchases of securities	(15,588)	—
Investment in real estate	—	(111,423)
Investment in renovations	—	(15,936)
Real estate tax advances	—	(18,438)
Disposition of real estate	—	119,368
Mortgage loan resolutions and dispositions	—	190,146
Mortgage loan payments	—	19,268
Change in restricted cash	—	(12,229)
Investment in subsidiary	—	(5,007)
Net cash (used in) provided by investing activities	(132,290)	165,749
Financing activities:
Issuance of common stock, including stock option exercises	33	584
Repurchase of common stock	(7,320)	(6,604)
Payment of tax withholdings on exercise of stock options	(25)	(564)
Capital contribution from noncontrolling interest	—	103
Distribution to noncontrolling interest	—	(67,506)
Repurchase of noncontrolling interest in subsidiaries by affiliate	—	(19,983)
Proceeds from repurchase and loan agreements	—	285,967
Repayments of repurchase and loan agreements	—	(371,489)
Proceeds from issuance of other secured debt	—	221,691
Repayments of secured notes	—	(32,298)
Payment of deferred financing costs	—	(9,250)
Net cash (used in) provided by financing activities	(7,312)	651

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net change in cash and cash equivalents	(142,651)	35,852
Cash and cash equivalents as of beginning of the period	184,544	116,782
Cash and cash equivalents as of end of the period	$41,893	$152,634

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$34,152
Transfer of mortgage loans to real estate owned, net	—	359,378
Transfer of mortgage loans at fair value to mortgage loans held for sale	—	250,346
Change in accrued capital expenditures	—	164
Changes in receivables from mortgage loan resolutions, payments and real estate tax advances, net	—	2,550
Changes in receivables from real estate owned dispositions	—	1,949
Decrease in noncontrolling interest due to deconsolidation (Note 1)	(1,145,639)	—
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of Residential (Note 1)	(1,265,968)	—
Decrease in real estate assets and mortgage loans due to deconsolidation of Residential (Note 1)	2,264,296	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
September 30, 2016
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

Our primary client currently is Altisource Residential Corporation (“Residential”), a public real estate investment trust (“REIT”) that is focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. Substantially all of our standalone revenue since inception has been generated through our asset management agreement with Residential.

Residential conducts substantially all of its activities through its wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, Residential acquired its rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios; however, commencing in the second quarter of 2015, it refocused its acquisition strategy to opportunistically acquire single-family rental properties directly, both individually and in pools, in light of substantial increases in the acquisition price of NPL portfolios as an avenue to more quickly achieve scale in its rental portfolio.

Residential has property management contracts with two separate third-party service providers to provide to Residential, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of its SFR and REO portfolios. Residential also has servicing agreements with two separate mortgage servicers for the remaining mortgage loans in its portfolio.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by the Securities and Exchange Commission (“SEC”) rules and regulations. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

Effective January 1, 2016, the accompanying consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification (“ASC”) 810, as amended by Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary as described below. With the adoption of the ASU 2015-02 effective January 1, 2016, we no longer consolidate Residential as a VIE, and we currently do not have any other potential VIEs.

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

Prior to our deconsolidation of Residential as described below, our consolidated financial statements also include those VIEs that were included within Residential's consolidated financial statements. Residential had three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), which were classified as VIEs. Because Residential was the primary beneficiary, these entities were included in the consolidated financial statements of Residential but are no longer included in our consolidated financial statements since the deconsolidation effective January 1, 2016. See Note 5 for more information regarding these securitization trusts.

Deconsolidation of Residential

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with Residential pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees received from Residential under the New AMA and interest and dividend income, and our consolidated expenses consist primarily of salaries and employee benefits, share-based compensation, legal and professional fees and general and administrative expenses.

As a result of our deconsolidation of Residential, we have also reclassified certain prior period amounts for consistency with the current period presentation, including reclassification of amounts from accounts payable and other accrued liabilities to accrued salaries and benefits within the consolidated balance sheet and from general and administrative expenses to salaries and benefits, share-based compensation and legal and professional fees within the consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

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

Residential's application of ASU 2015-03 represents a change in accounting principle and has been applied retrospectively, which resulted in i) a reclassification of the deferred debt issuance cost component of Residential's deferred leasing and financing costs to repurchase and loan agreements and other secured borrowings and ii) a reclassification of deferred leasing cost component of Residential's deferred leasing and financing costs to prepaid expenses and other assets in our consolidated balance sheets.

The following table represents the effect of the reclassification of prior period balances as a result this adoption ($ in thousands):

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

Recently issued accounting standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon our adoption of ASU 2016-01, we expect to retrospectively reclassify our other comprehensive income related to our available-for-sale equity securities into our consolidated statement of operations. This reclassification will not impact our previously reported total equity.

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

2. Real estate assets, net

As of September 30, 2016, we had no real estate assets. The following describes Residential's real estate assets that were included in our consolidated financial statements as of December 31, 2015. These real estate assets are no longer included in our consolidated financial statements effective from January 1, 2016.

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

Real estate held for sale

As of December 31, 2015, Residential classified 1,583 properties having an aggregate carrying value of $250.6 million as real estate held for sale. Management determined to divest of these properties because they did not meet Residential's rental property investment criteria.

3. Mortgage loans

As of September 30, 2016, we had no mortgage loans due to the deconsolidation of Residential. The following describes Residential's mortgage loans that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three and nine months ended September 30, 2015.

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

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Three months ended September 30, 2015	Nine months ended September 30, 2015
Balance at the beginning of the period	$3,886	$7,640
Payments and other reductions, net	—	(3,285)
Accretion	(112)	(581)
Balance at the end of the period	$3,774	$3,774

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets by level within the fair value hierarchy as of September 30, 2016 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs other than Level 1 Prices	Unobservable Inputs
September 30, 2016
Recurring basis (assets)
Available-for-sale securities: Residential common stock	$17,707	$—	$—

We did not transfer any assets from one level to another level during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

The carrying values of our cash and cash equivalents, related party receivables, accrued salaries and employee benefits and accounts payable and other accrued liabilities are equal to or approximate fair value. The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

As of September 30, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 3.02% of Residential's then-outstanding common stock, which is included as available-for-sale securities in our consolidated balance sheet as of September 30, 2016. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions. As of December 31, 2015, we eliminated our investment in Residential common stock upon consolidation (see Note 1).

The following table presents the amortized cost and fair value of our available-for-sale securities as of September 30, 2016 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential common stock	$20,596	$—	$2,889	$17,707
Total available-for-sale securities	$20,596	$—	$2,889	$17,707

We have recognized no other-than-temporary impairment related to our investment in Residential's common stock. Management believes that the declines in the fair value driven by temporary market fluctuations.

During the nine months ended September 30, 2016 and 2015, we acquired 1,300,000 and 324,465 shares, respectively, of Residential's common stock in open market transactions at an average purchase price of $11.97 and $15.41 per share, respectively.

Due to the deconsolidation of Residential effective January 1, 2016, we did not have any level 3 assets in our consolidated financial statements for the nine months ended September 30, 2016.

The following describes Residential's financial assets and liabilities that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the three and nine months ended September 30, 2015.

The following table sets forth the fair value of Residential's financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs other than Level 1 Prices	Unobservable Inputs
December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	—	767,513	—
Other secured borrowings	—	502,268	—

Residential did not transfer any assets from one level to another level during the year ended December 31, 2015.

The carrying values of Residential's cash and cash equivalents, restricted cash, related party receivables, accrued salaries and employee benefits, accounts payable and other accrued liabilities and related party payables were equal to or approximated fair value. The fair values of Residential's mortgage loans at fair value and non-performing mortgage loans held for sale were estimated using our proprietary pricing model. The fair value of Residential's real estate assets held for sale was estimated using BPOs, estimated sales prices from pending contracts and discounted cash flow models. The fair value of Residential's re-

performing mortgage loans held for sale was estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of Residential's repurchase agreements was estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of Residential's other secured borrowings was estimated using observable market data.

The following table sets forth the changes in Residential's level 3 assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 ($ in thousands):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Mortgage loans at fair value
Beginning balance	$1,716,489	$1,959,044
Change in unrealized gain on mortgage loans	27,499	130,842
Net realized gain on mortgage loans	12,874	47,528
Transfer of mortgage loans to mortgage loans held for sale	(250,346)	(250,346)
Mortgage loan resolutions, dispositions and payments	(57,882)	(205,120)
Real estate tax advances to borrowers	6,611	18,002
Reclassification of realized gains on real estate sold from unrealized gains	16,026	40,003
Transfer of mortgage loans to real estate owned, net	(90,696)	(359,378)
Ending balance	$1,380,575	$1,380,575

Change in unrealized gain on mortgage loans held at the end of the period	$13,022	$93,874

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

5. Borrowings

As of September 30, 2016, we had no outstanding debt due to the deconsolidation of Residential. The following describes Residential's repurchase and loan agreements and its other secured borrowings that were included in our consolidated financial statements as of December 31, 2015.

Repurchase and loan agreements

The following table sets forth data with respect to Residential's repurchase and loan agreements as of December 31, 2015 ($ in thousands):

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

Other secured debt

As of December 31, 2015, Residential's consolidated financial statements included three securitization trusts (ARLP 2015-1, ARLP 2014-2 and ARLP 2014-1), which were VIEs of which Residential was the primary beneficiary. Each trust was a Delaware statutory trust that was wholly owned by Residential's operating partnership with a federally chartered bank as its trustee.

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

6. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016 and a further extension to September 29, 2016.

On September 13, 2016, plaintiffs, Ocwen, Mr. Erbey, Mr. Faris, and Mr. Britti requested that the court transfer the case to Magistrate Judge Snow in order to assist with settlement negotiations. The court granted the request, and counsel for plaintiffs and Ocwen appeared before Magistrate Judge Snow on October 13, 2016 for a settlement conference. At the conference, plaintiffs and Ocwen reached an agreement in principle to resolve certain claims, which Ocwen has publicly disclosed it believes will be covered in full by its applicable insurance coverage.  Based on our understanding of the settlement terms, we believe the settlement agreement will include our release from any and all liability in the matter.  Plaintiffs filed a Settlement Term Sheet under seal on October 18, 2016. The Stipulation of Settlement is due on or before November 18, 2016. A Final Approval Hearing will be held on January 18, 2017.

We believe the complaint against us is without merit. At this time, until the settlement agreement is finalized and approved, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

7. Related party transactions

New asset management agreement with Residential

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential’s average invested capital (as defined in the New AMA) for the quarter multiplied by (ii) 0.25, while Residential has fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 rental properties and increases to 2.0% of invested capital while Residential has 4,500 or more rental properties;

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

Under the New AMA, we will continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0%. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to Residential and certain other out-of-pocket expenses incurred on Residential's behalf are reimbursed by Residential.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) Residential and/or us “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as Residential’s failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA and (c) Residential in connection with certain change of control events.

Summary of related party transactions

The following table presents our significant transactions with Residential, which is a related party ($ in thousands). Prior to our adoption of ASU 2015-02 on January 1, 2016, our transactions with Residential were eliminated upon consolidation.

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Base management fees	$4,208	$4,659	$12,838	$9,411
Conversion fees	450	329	1,396	728
Management incentive fees (1)	—	—	—	14,900
Expense reimbursements	196	—	553	750
Professional fee sharing for negotiation of New AMA	—	—	—	2,000
______________

(1)
Pursuant to the terms of the New AMA, the management incentive fees for the first quarter of 2015 were recalculated during the fourth quarter of 2015, and it was determined that $6.9 million was reimbursable by us to Residential.

No Incentive Management Fee was due from Residential for the third quarter of 2016 because Residential's return on invested capital (as defined in the New AMA) for the six quarters covered by the New AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of September 30, 2016, Residential's aggregate return shortfall from the prior six quarters under the New AMA was approximately 36.66% of invested capital. Therefore, Residential must achieve a 38.41% return on invested capital in the fourth quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

As of September 30, 2016, we held 1,624,465 shares of Residential's common stock, representing approximately 3.02% of Residential's then-outstanding common stock. At December 31, 2015, we held 324,465 shares of Residential's common stock, representing approximately 0.58% of Residential's then-outstanding common stock. All of our shares of Residential's common stock were acquired in open market transactions.

8. Share-based payments

During the nine months ended September 30, 2016, we granted no share-based payments to members of management. During the nine months ended September 30, 2015, we granted 44,132 shares of market-based restricted stock to certain members of executive management under our 2012 Equity Incentive Plan with a weighted average grant date fair value per share of $181.02.

Our directors each received annual grants of restricted stock equal to $60 thousand based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2016 and 2015, we granted 10,200 and 1,122 shares of restricted stock, respectively, to our directors with a weighted average grant date fair value per share of $18.08 and $162.66, respectively.

We recorded $2.4 million and $7.2 million of compensation expense related to these grants for the three and nine months ended September 30, 2016, respectively, and we recorded $1.4 million and $4.5 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, we had an aggregate $11.7 million and $18.7 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.6 years and 2.9 years, respectively.

9. Income taxes

We are domiciled in the United States Virgin Islands (“USVI”) and under current USVI law are obligated to pay taxes in the United States Virgin Islands on income and/or capital gains. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits, effective as of February 1, 2013. Under the certificate of benefits, so long as we comply with the provisions thereunder, we will receive a 90% exemption on our USVI-sourced income taxes until 2043. NewSource is considered a controlled foreign corporation (“CFC”) to AAMC. Subpart F income generated by a CFC is taxed currently in the USVI and is not eligible for the reduced tax rate under the certificate of benefits.

As of September 30, 2016 and December 31, 2015, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the nine months ended September 30, 2016 and 2015. As of December 31, 2015, Residential accrued no interest or penalties associated with any unrecognized tax benefits, nor did Residential recognize any interest expense or penalty during the nine months ended September 30, 2015. Residential recorded nominal state and local tax expense on income and property for the three and nine months ended September 30, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

Management assesses the available evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Based on this assessment as of September 30, 2016, we recorded a valuation allowance for the deferred tax assets that we believe are more likely than not to not be realized. This valuation allowance resulted in the recognition of $0.9 million of income tax expense for the nine months ended September 30, 2016, respectively. If, in future periods, we determine that positive evidence exists that these deferred tax assets are more likely than not to be realized, the related valuation allowance would be reversed to the extent that the deferred tax asset is more likely than not to be realized.

10. Earnings per share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Numerator
Net (loss) income attributable to stockholders	$(1,071)	$(1,980)	$(3,272)	5,651
Amortization of preferred stock issuance costs	(51)	(52)	(155)	(155)
Numerator for basic EPS – (loss) income available to common stockholders	(1,122)	(2,032)	(3,427)	5,496
Add back amortization of preferred stock issuance costs	—	—	—	155
Numerator for diluted EPS – (loss) income available to common stockholders after assumed conversions	$(1,122)	$(2,032)	$(3,427)	$5,651

Denominator
Weighted average common stock outstanding – basic	1,676,651	2,208,658	1,813,929	2,210,448
Stock options using treasury method	—	—	—	229,383
Restricted stock	—	—	—	93,916
Preferred stock, if converted	—	—	—	200,000
Weighted average common stock outstanding – diluted	1,676,651	2,208,658	1,813,929	2,733,747

(Loss) earnings per basic common share	$(0.67)	$(0.92)	$(1.89)	$2.49
(Loss) earnings per diluted common share	$(0.67)	$(0.92)	$(1.89)	$2.07

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Numerator ($ in thousands)
Amortization of preferred stock issuance costs	$51	$52	$155	$—

Denominator (in weighted-average shares)
Stock options	164,836	222,310	167,385	—
Restricted stock	31,711	15,730	41,001	25,026
Preferred stock, if converted	200,000	200,000	200,000	—

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

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

We operate in a single segment focused on providing asset management and certain corporate governance services to institutional investors. We were incorporated in the United States Virgin Islands on March 15, 2012. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (“SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“Residential”), a publicly-traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. Residential is currently our primary source of revenue and will drive our results.

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

Prior to January 1, 2016, we had concluded that Residential was a variable interest entity (“VIE”) that we consolidated in our consolidated financial statement. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), and we determined that Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. Due to the significance of Residential's accounts to the Company's historical consolidated financial statements, the comparability of the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2016 have limited comparability with periods ending on or before December 31, 2015.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. We consolidate NewSource in our consolidated financial statements.

Management Overview

During 2016, we have focused on executing Residential’s strategy of directly acquiring SFR properties as it transitions to a 100% SFR REIT, and we continue to successfully execute its strategy. On September 30, 2016, we facilitated Residential’s completion of a transformative acquisition of 4,262 high-yielding SFR properties (the “HOME SFR Transaction”) for an aggregate purchase price of $652.3 million in two separate seller financed transactions. The properties were acquired from investment funds sponsored by Amherst Holdings, LLC (“Amherst”). The HOME SFR Acquisition brings Residential’s total rental portfolio to 8,541 properties at September 30, 2016 and enhances its presence in new and existing strategic target markets, including Florida, Texas, Georgia, Tennessee, North Carolina and South Carolina. Following completion of the HOME SFR Transaction, Residential has now exceeded 4,500 rented properties which, commencing in the fourth quarter of 2016, drives an increase in the Base Management Fee to 2% of Residential’s invested capital and an increase in the Incentive Management Fee percentage to 25% of the amount by which Residential exceeds its then-required return on invested capital threshold.

In connection with the HOME SFR Transaction, we facilitated Residential’s seller financing, through its subsidiary that acquired the properties (“HOME Borrower”), of approximately $489.3 million, representing 75% of the aggregate purchase price for the HOME SFR Transaction. This loan (the “MSR Loan”) was made pursuant to a loan agreement between MSR Lender, LLC with an ultimate maturity date of up to November 30, 2021 and a floating interest rate of one-month LIBOR plus a fixed spread. We believe that the terms of the MSR Loan were attractive to Residential in comparison to the financing terms otherwise available to it and will satisfy Residential’s financing requirements for the 4,262 SFR properties acquired for the foreseeable future.

In connection with the MSR Loan, we facilitated Residential’s retention of the current property manager for the portfolio, Main Street Renewal LLC (“MSR”), to provide Residential property management services, including leasing and lease management, operations, maintenance, repair, property management and property disposition services to us with respect to the properties acquired in the HOME SFR Transaction (the “HOME SFR Portfolio”). This new property management relationship diversifies Residential’s property management infrastructure already in place with Altisource Portfolio Solutions S.A. (“ASPS”). We believe that the property management agreements with MSR and ASPS are, and will be, key drivers of efficiency and cost management in our model for Residential and will provide it with scalable, established, geographically dispersed property management infrastructures to support Residential’s portfolios of SFR properties. Importantly, Residential’s external property management structure allows it to achieve scale in its SFR portfolio without incurring the substantial costs of developing its own nationwide property management infrastructure, which we believe will allow Residential to meet its return objectives and give us the potential to earn Incentive Management Fees.

In addition to the HOME SFR Transaction, during the third quarter of 2016, we continued our efforts to manage Residential’s sale of certain mortgage loans to take advantage of attractive market pricing. Under our guidance, Residential has successfully completed the sale of 1,974 NPLs during the nine months ended September 30, 2016, and we expect Residential will agree to the sale of two additional portfolios of mortgage loans in the fourth quarter of 2016, which are targeted to close in the first quarter of 2017. In addition, we have continued to make significant progress on Residential’s sale of non-rental REO properties with 604 of such properties sold during the third quarter to bring the total REO properties sold to 2,200 during 2016. We expect that mortgage loan and non-rental REO property sales will allow Residential to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase its common stock or to utilize the proceeds for such other purposes as it may determine under our management.

We believe the foregoing developments are highly important to Residential's strategy of building long-term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating for Residential at a best-in-class yield. To the extent Residential is successful in implementing this strategy under our management, the fees we earn under the New AMA should be positively impacted.

Asset Management Agreement with Residential

Pursuant to the New AMA, we design and implement Residential's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Residential's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Residential's day-to-day operations; (2) defining investment criteria in Residential's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of properties and residential mortgage loans; (5) overseeing ASPS’ renovation, leasing and property management of Residential's single-family rental properties; (6) overseeing the servicing of Residential's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Residential with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. Our management also has significant corporate governance experience that enables us to manage Residential's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Residential's board of directors to any business or entity competing against Residential in (a) the acquisition or sale of portfolios of REO properties; (b) the carrying on of a single-family rental business; (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets; (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which Residential engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Residential's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Residential's prior consent.

On March 31, 2015, we entered into the New AMA with Residential. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Residential's average invested capital (as defined in the New AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Residential has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while it has 4,500 or more Rental Properties;

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

Residential has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the New AMA, Residential will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to Residential and certain other out-of-pocket expenses incurred on Residential's behalf are reimbursed by Residential.

Under the New AMA, we continue to be the exclusive asset manager for Residential for an initial term of 15 years from April 1, 2015, with two potential five -year extensions, subject to Residential achieving an average annual return on invested capital of at least 7.0% during the then-current term. The Original AMA had a 15 year term, but provided Residential with significant termination rights, including the ability to terminate the agreement if Residential’s board determined, in its sole discretion, that our performance was unsatisfactory or our compensation was unreasonable. However, under the New AMA, Residential’s termination rights are significantly limited. Under the New AMA, neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Residential “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

No Incentive Management Fee was due from Residential for the third quarter of 2016 because Residential's return on invested capital (as defined in the New AMA) for the six quarters covered by the New AMA was below the required hurdle rate. Under the New AMA, to the extent Residential has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of September 30, 2016, Residential's aggregate return shortfall from the prior six quarters under the New AMA was approximately 36.66% of invested capital. Therefore, Residential must achieve a 38.41% return on invested capital in the fourth quarter of 2016 before any Incentive Management Fee will be due from Residential. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be due from Residential.

Metrics Affecting our Consolidated Results

Subsequent to January 1, 2016

Subsequent to our deconsolidation of Residential effective January 1, 2016, our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of (i) quarterly fees due to us under the New AMA, including a Base Management Fee, an Incentive Management Fee and a Conversion Fee as described above; (ii) reimbursements of out-of-pocket expenses in our management of Residential's business and (iii) dividends we receive on our common stock of Residential. The Base Management Fee is derived as a percentage of Residential’s average invested capital, and the Conversion Fee is based on the number and value of mortgage loans and/or REO properties that Residential converts to rental properties for the first time in each period. The Incentive Management Fee is directly dependent upon Residential's financial performance being in excess of a 7.0%-8.25% minimum return on invested capital and will vary with Residential's financial performance. Expense reimbursements we receive from Residential relate primarily to travel and other out-of-pocket expenses solely related to our management of Residential's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to Residential. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Residential share-based compensation issued to them by Residential) are the responsibility of AAMC and are not reimbursed by Residential. Dividends on Residential's common stock will vary with Residential's financial performance, taxable income, liquidity needs and other factors deemed relevant by Residential's board of directors. In addition, we recognize changes in the fair value of our holdings of Residential common stock as other comprehensive income or loss, which will be directly dependent upon fluctuations in the market price of Residential's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, share-based compensation, legal and professional fees and general and administrative expenses. Salaries and employee benefits includes the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation and other benefits provided to our employees for their services. Share-based compensation is a non-cash expense related to the restricted stock issued pursuant to authorized share-based compensation plans. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business.

Prior to January 1, 2016

Prior to our deconsolidation of Residential effective January 1, 2016, our operating results were heavily dependent upon Residential’s operating results. Although our results continue to be heavily dependent on Residential’s operating results, our reported consolidated results of operations for periods prior to January 1, 2016 consolidated the financial results of Residential, which were a significant component of our consolidated results. As a result of our deconsolidation of Residential, the results of operations in periods commencing on or after January 1, 2016 have limited comparability to periods prior to January 1, 2016. Residential’s results are affected by various factors, some of which are beyond our control, and the Residential financial data that is no longer a part of our financial statements includes the following:

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

ii.
Net realized gain on mortgage loans. Residential recorded net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may have consisted of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan.

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Residential marked the properties to the then-most recent market value. The difference between the carrying value of the asset at the time of conversion and the then-most recent market value, based on BPOs, was recorded in Residential's statement of operations as change in unrealized gain on mortgage loans.

iv.
Change in unrealized gains from the change in fair value of loans. After Residential's sub-performing and non-performing mortgage loans were acquired, the fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in change in unrealized gain on mortgage loans in Residential's statements of operations.

v.
Net realized gain on real estate. REO properties that did not meet Residential's investment criteria were sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Residential's Expenses

Residential's expenses primarily consisted of residential property operating expenses, depreciation and amortization, selling costs and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursements as well as fees to us from Residential under the applicable asset management agreement. Residential property operating expenses were expenses associated with Residential's ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization was a non-cash expense associated with the ownership of real estate, which was depreciated on a straight-line basis over a fixed life. Selling costs and impairment represented Residential's estimated and actual costs to sell a property or mortgage loan and an amount that represented the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs were primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consisted of the costs to borrow money in connection with Residential's debt financing of its portfolios. General and administrative expenses consisted of the costs related to the general operation and overall administration of Residential's business. Under the Original AMA, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provide on Residential’s behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements except for the compensation and benefits of the general counsel dedicated to Residential and certain other out-of-pocket expenses incurred on Residential's behalf. The fees from Residential consisted of compensation due from Residential under the applicable asset management agreement. Under the Original AMA, fees due from Residential were based on the amount of cash available for distribution to its stockholders for each period. Under the New AMA, the management fees we receive from Residential are based on a combination of a percentage of Residential's invested capital, a conversion fee for assets that convert to single-family rentals during each period and Residential's return on invested capital. The percentage payment on each of these metrics will vary based on Residential's number of leased properties. The fees due from Residential under the respective asset management agreements were eliminated in consolidation but increased our net income by reducing the amount of net income attributable to noncontrolling interest.

Summary Management Reporting Information

Prior to our deconsolidation of Residential, we evaluated the operations of AAMC on a stand-alone basis in addition to evaluating our consolidated financial performance, which included the results of Residential and NewSource under U.S. GAAP. In evaluating our operating performance and managing our business under the Original AMA, we considered the incentive management fees and, if any, reimbursement of expenses paid to us by Residential as well as our stand-alone operating expenses. We maintained our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations, which are reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of investment in subsidiaries, elimination of intercompany receivables and payables, elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column.

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

Altisource Asset Management Corporation
Consolidating Statement of Operations
Three months ended September 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Base management fees	$—	$—	$4,869	$(4,869)	$—
Conversion fees	—	—	329	(329)	—
Expense reimbursements	—	—	—	—	—
Rental revenues	4,021	—	—	—	4,021
Change in unrealized gain on mortgage loans	27,499	—	—	—	27,499
Net realized gain on mortgage loans	12,874	—	—	—	12,874
Net realized gain on mortgage loans held for sale	100	—	—	—	100
Net realized gain on real estate	13,914	—	—	—	13,914
Interest income	115	242	—	(242)	115
Total revenues	58,523	242	5,198	(5,440)	58,523
Expenses:
Salaries and employee benefits	—	—	2,986	—	2,986
Share-based compensation	45	—	1,384	—	1,429
Legal and professional fees	1,390	40	903	—	2,333
Residential property operating expenses	16,574	—	—	—	16,574
Real estate depreciation and amortization	2,050	—	—	—	2,050
Selling costs and impairment	10,705	—	—	—	10,705
Mortgage loan servicing costs	13,477	—	—	—	13,477
Interest expense	14,436	—	—	(242)	14,194
General and administrative	1,712	—	475	—	2,187
Related party general and administrative	4,988	210	—	(5,198)	—
Total expenses	65,377	250	5,748	(5,440)	65,935
Other income	1,518	—	178	(1,696)	—
Loss before income taxes	(5,336)	(8)	(372)	(1,696)	(7,412)
Income tax expense (benefit)	27	—	(124)	—	(97)
Net loss	(5,363)	(8)	(248)	(1,696)	(7,315)
Net loss attributable to noncontrolling interest in consolidated affiliate	—	—	—	5,335	5,335
Net loss attributable to stockholders	$(5,363)	$(8)	$(248)	$3,639	$(1,980)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Nine months ended September 30, 2015
(In thousands)

	Residential (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Base management fees	$—	$—	$10,041	$(10,041)	$—
Incentive management fees	—	—	14,900	(14,900)	—
Conversion fees	—	—	728	(728)	—
Expense reimbursements	—	—	750	(750)	—
Rental revenues	7,561	—	—	—	7,561
Change in unrealized gain on mortgage loans	130,842	—	—	—	130,842
Net realized gain on mortgage loans	47,528	—	—	—	47,528
Net realized gain on mortgage loans held for sale	505	—	—	—	505
Net realized gain on real estate	36,926	—	—	—	36,926
Interest income	595	563	—	(563)	595
Total revenues	223,957	563	26,419	(26,982)	223,957
Expenses:
Salaries and employee benefits	—	—	6,325	—	6,325
Share-based compensation	139	—	4,322	—	4,461
Legal and professional fees	5,502	158	4,364	—	10,024
Residential property operating expenses	45,890	—	—	—	45,890
Real estate depreciation and amortization	4,392	—	—	—	4,392
Selling costs and impairment	34,235	—	—	—	34,235
Mortgage loan servicing costs	47,989	—	—	—	47,989
Interest expense	39,477	—	—	(563)	38,914
General and administrative	3,856	—	1,799	—	5,655
Related party general and administrative	25,789	630	2,000	(28,419)	—
Total expenses	207,269	788	18,810	(28,982)	197,885
Other income	3,518	—	178	(3,696)	—
Income (loss) before income taxes	20,206	(225)	7,787	(1,696)	26,072
Income tax expense	53	—	187	—	240
Net income (loss)	20,153	(225)	7,600	(1,696)	25,832
Net income attributable to noncontrolling interest in consolidated affiliate	—	—	—	(20,181)	(20,181)
Net income (loss) attributable to stockholders	$20,153	$(225)	$7,600	$(21,877)	$5,651

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Residential (GAAP)	NewSource stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$56,346	$—	$—	$—	$56,346
Rental residential properties, net	224,040	—	—	—	224,040
Real estate owned	455,483	—	—	—	455,483
Total real estate held for use, net	735,869	—	—	—	735,869
Real estate assets held for sale	250,557	—	—	—	250,557
Mortgage loans at fair value	960,534	—	—	—	960,534
Mortgage loans held for sale	317,336	—	—	—	317,336
Cash and cash equivalents	116,702	4,583	63,259	—	184,544
Restricted cash	20,566	—	—	—	20,566
Accounts receivable, net	45,903	—	123	—	46,026
Related party receivables	2,180	—	—	(2,180)	—
Investment in affiliate	—	—	12,007	(12,007)	—
Prepaid expenses and other assets	1,126	5	2,028	10	3,169
Total assets	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601
Liabilities:
Repurchase agreement	$763,369	$—	$—	$—	$763,369
Other secured borrowings	502,599	—	—	—	502,599
Accrued salaries and employee benefits	—	—	4,006	—	4,006
Accounts payable and other accrued liabilities	32,448	1,546	722	—	34,716
Related party payables	—	—	2,180	(2,180)	—
Total liabilities	1,298,416	1,546	6,908	(2,180)	1,304,690
Commitments and contingencies	—	—	—	—	—
Redeemable preferred stock	—	—	249,133	—	249,133
Stockholders' equity (deficit):
Common stock	556	—	26	(556)	26
Additional paid-in capital	1,202,418	7,000	21,089	(1,207,088)	23,419
(Accumulated deficit) retained earnings	(50,617)	(3,958)	55,245	50,008	50,678
Treasury stock	—	—	(254,984)	—	(254,984)
Total stockholders' equity (deficit)	1,152,357	3,042	(178,624)	(1,157,636)	(180,861)
Noncontrolling interest in consolidated affiliate	—	—	—	1,145,639	1,145,639
Total equity (deficit)	1,152,357	3,042	(178,624)	(11,997)	964,778
Total liabilities and equity	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015. Because the results of Residential were consolidated into our financial statements for all periods prior to January 1, 2016, the results of operations for periods beginning on or after January 1, 2016 are not comparable to the results of periods prior to January 1, 2016. As such, the disclosures set forth below do not compare the results of operations attributable to Residential to those of AAMC, including its wholly owned subsidiaries, from period to period.

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

Three and Nine Months Ended September 30, 2016 Versus Three and Nine Months Ended September 30, 2015

We did not recognize any rental revenues, change in unrealized gain on mortgage loans, net realized gain on mortgage loans, net realized gain on mortgage loans held for sale, net realized gain on real estate, residential property operating expenses, real estate depreciation and amortization, selling costs and impairment, mortgage loan servicing costs or interest expense during the three and nine months ended September 30, 2016. All amounts recorded in our consolidated financial statements for these captions in 2015 are attributable to Residential. In addition, the net income attributable to noncontrolling interest in consolidated affiliate is no longer applicable for periods beginning on or after January 1, 2016.

Management Fees and Expense Reimbursements

We received total management fees from Residential under the New AMA of $4.7 million and $14.2 million during the three and nine months ended September 30, 2016, respectively, compared to $5.0 million and $25.1 million during the three and nine months ended September 30, 2015, respectively. The reduction in management fees received from Residential was primarily due to the change in fee structure upon entering into the New AMA and decreases in Residential's average invested capital upon which the management fee is calculated.

Our management fees received for the three and nine months ended September 30, 2016 consisted of $4.2 million and $12.8 million of Base Management Fees, respectively, and $0.5 million and $1.4 million of Conversion Fees, respectively. We did not receive any Incentive Management Fees under the New AMA during the nine months ended September 30, 2016. Our management fees received from Residential during the three and nine months ended September 30, 2015 consisted of $4.7 million and $9.4 million of Base Management Fees, respectively, and $0.3 million and $0.7 million of Conversion Fees, respectively, under the New AMA. In addition, our management fees for the nine months ended September 30, 2015 included $14.9 million of management incentive fees under the Original AMA for the first quarter of 2015. Pursuant to the terms of the New AMA, the management incentive fees for the first quarter of 2015 were recalculated during the fourth quarter of 2015, and it was determined that $6.9 million was reimbursable by us to Residential.

Following Residential’s completion of the HOME SFR Transaction described above in “Management Overview,” Residential has now exceeded 4,500 rented properties which, commencing in the fourth quarter of 2016, drives an increase in the Base Management Fee to 2% of Residential’s invested capital and an increase in the Incentive Management Fee percentage to 25% of the amount by which Residential exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, related to travel and other out-of-pocket costs in managing Residential's business and the employment costs of related to the general counsel dedicated to Residential. We received expense reimbursements of $0.8 million for the nine months ended September 30, 2015 related to expenses reimbursable to us under the Original AMA during the first quarter of 2015.

Prior to January 1, 2016, we eliminated all management fees and expense reimbursements from Residential in our consolidated statement of operations.

Rental Revenues

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any rental revenues during the nine months ended September 30, 2016. Residential's rental revenues from its residential rental properties were $4.0 million and $7.6 million for the three and nine months ended September 30, 2015, respectively.

Changes in Unrealized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any change in unrealized gain on mortgage loans during the nine months ended September 30, 2016. Residential's change in unrealized gains on mortgage loans were $27.5 million and $130.8 million for the three and nine months ended September 30, 2015, respectively, which was driven by $17.0 million and $68.4 million, respectively, of unrealized gains upon conversion of mortgage loans to REO; $33.9 million and $126.6 million, respectively, of unrealized gains from the net increase in the fair value of loans; and $23.4 million and $64.2 million, respectively, of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans during the nine months ended September 30, 2016. Residential's net realized gains on mortgage loans was $12.9 million and $47.5 million for the three and nine months ended September 30, 2015, respectively. Residential disposed of 145 and 565 mortgage loans during the three and nine months ended September 30, 2015, respectively, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net Realized Gain on Mortgage Loans Held for Sale

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on mortgage loans held for sale during the nine months ended September 30, 2016. Residential recognized $0.1 million and $0.5 million of net realized gains on mortgage loans held for sale during the three and nine months ended September 30, 2015, respectively, due to its resolutions of one and seven re-performing loans during the same periods, respectively.

Net Realized Gain on Real Estate

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any net realized gain on real estate during the nine months ended September 30, 2016. Residential's net realized gains on real estate were $13.9 million and $36.9 million for the three and nine months ended September 30, 2015, respectively, during which Residential disposed of 357 and 932 residential properties, respectively.

Interest and Dividend Income

During the three and nine months ended September 30, 2016, we recognized $0.2 million and $0.8 million, respectively, of dividends from Residential common stock. We recognized no dividends on our Residential common stock during the nine months ended September 30, 2015. We also recognized a nominal amount of interest income on bank balances during the three and nine months ended September 30, 2016 and 2015.

During the three and nine months ended September 30, 2015, we recognized $0.2 million and $0.6 million, respectively, of interest income payable from Residential to NewSource on notes issued by Residential's securitization trust, which was eliminated on consolidation. In addition, Residential accreted $0.1 million and $0.6 million of interest income on its re-performing loans acquired in June 2014 during the three and nine months ended September 30, 2015, respectively.

Salaries and Employee Benefits

Salaries and employee benefits was $2.6 million and $3.0 million during the three months ended September 30, 2016 and 2015, respectively. This decrease in salaries and benefits is primarily due to a one-time bonus catch up accrual that was made in the third quarter of 2015 that did not occur in 2016 as well as lower salaries and benefits due to the departure of certain employees during the three months ended September 30, 2016.

Salaries and employee benefits was $7.6 million and $6.3 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in salaries and benefits is primarily due to increases in our employee headcount.

Share-based Compensation

Share-based compensation, excluding amounts attributable to Residential during 2015, was $2.4 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2015, respectively. The increase in share-based compensation was primarily due to awards being granted throughout the nine months of 2015, partially offset by a decrease in the fair value of non-employee awards. In addition, share-based compensation of $45 thousand and $139 thousand was attributable to Residential for the three and nine months ended September 30, 2015, respectively.

Legal and Professional Fees

Legal and professional fees, excluding amounts attributable to Residential during 2015, were $0.4 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, compared to $0.9 million and $4.5 million during the three and nine months ended September 30, 2015, respectively. This decrease is primarily due to a significant reduction in litigation expenses from those incurred during the first nine months of 2015 related to ongoing motion practice in a litigation matter.

In addition to the above, legal and professional fees of $1.4 million and $5.5 million were attributable to Residential for the three and nine months ended September 30, 2015, respectively, which includes legal and professional fees associated with the negotiation of the New AMA during the first quarter of 2015. Pursuant to a cost-sharing agreement, we reimbursed $2.0 million of such fees to Residential, which we recorded in related party general and administrative expenses. Residential recorded $2.0 million of corresponding other income. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by Residential were eliminated on consolidation as of September 30, 2015.

Residential Property Operating Expenses

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any residential property operating expenses during the nine months ended September 30, 2016. Residential incurred $16.6 million and $45.9 million of residential property operating expenses during the three and nine months ended September 30, 2015, respectively, related to its 6,270 REO properties at September 30, 2015.

Real Estate Depreciation and Amortization

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any real estate depreciation and amortization during the nine months ended September 30, 2016. Residential incurred $2.1 million and $4.4 million of real estate depreciation and amortization during the three and nine months ended September 30, 2015, respectively.

Selling Costs and Impairment

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any selling costs and impairment during the nine months ended September 30, 2016. Residential's selling costs of REO held for sale were $5.9 million and $19.7 million for the three and nine months ended September 30, 2015, respectively. Residential also recognized $1.2 million in mortgage loan selling costs for the three and nine months ended September 30, 2015. Lastly, Residential recognized $3.6 million and $13.4 million of REO valuation impairment for the three and nine months ended September 30, 2015, respectively.

Mortgage Loan Servicing Costs

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any mortgage loan servicing costs during the nine months ended September 30, 2016. Residential incurred $13.5 million and $48.0 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and nine months ended September 30, 2015, respectively.

Interest Expense

Due to our deconsolidation of Residential effective January 1, 2016, we did not recognize any interest expense during the nine months ended September 30, 2016. Residential incurred $14.2 million and $38.9 million of interest expense for the three and nine months ended September 30, 2015, respectively, related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs).

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to Residential for 2015, were $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. This increase was primarily due to occupancy costs of an office location opened in January 2016.

General and administrative expenses, excluding amounts attributable to Residential for 2015, were $1.7 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease was primarily due to the write-off of leasehold improvements during the second quarter of 2015.

In addition, general and administrative expenses of $1.7 million and $3.9 million were attributable to Residential for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $41.9 million compared to $67.8 million as of December 31, 2015, excluding cash attributable to Residential. We believe this cash is sufficient to fund our operations since we are generating asset management fees under the New AMA and dividend income related to dividends declared and paid on the 1,624,465 shares of Residential common stock we own and our only ongoing cash expenditures are lease obligations, salaries and employee benefits, legal and professional fees and general and administrative expenses, which are covered by the Base Management Fees we receive under the New AMA.

Following Residential’s completion of the HOME SFR Transaction described above in “Management Overview,” Residential has now exceeded 4,500 rented properties which, commencing in the fourth quarter of 2016, drives an increase in the Base Management Fee to 2% of Residential’s invested capital and an increase in the Incentive Management Fee percentage to 25% of the amount by which Residential exceeds its then-required return on invested capital threshold.

Treasury shares

At September 30, 2016, a total of $256.4 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $43.6 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. Because we no longer consolidated Residential into our consolidated financial statements as of January 1, 2016, the cash flows reported for the periods presented below are not comparable. The following table sets forth the actual cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net cash used in operating activities	$(3,049)	$(130,548)
Net cash (used in) provided by investing activities (1)	(132,290)	165,749
Net cash (used in) provided by financing activities	(7,312)	651
Total cash flows	$(142,651)	$35,852
____________

(1)
Upon deconsolidation of Residential effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to Residential within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the nine months ended September 30, 2016 consisted primarily of net loss and changes in operating assets and liabilities, partially offset by share-based compensation. Net cash used in operating activities for the nine months ended September 30, 2015 by Residential and us consisted primarily of net income and changes in operating assets and liabilities offset by the change in unrealized gains on Residential's mortgage loans and realized gains on mortgage loans and real estate.

Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of our purchases of the common stock of Residential and a reduction of reported cash due to the deconsolidation of Residential. Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of Residential's proceeds from the disposition of loans and real estate net of investments in real estate, partially offset by Residential's investment in real estate and renovations.

Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily repurchases of our common stock. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of Residential's net proceeds from other secured borrowings, partially offset by Residential's net repayments of repurchase and loan agreements, payment of dividends and repurchases of its common stock.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2016, and neither we nor Residential had any off-balance sheet arrangements as of December 31, 2015.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

Deconsolidation of Residential

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with Residential pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Residential is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Residential is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Residential. We have applied ASU 2015-02 using the modified retrospective approach, which resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Residential from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in Residential as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees received from Residential under the New AMA and interest and dividend income, and our consolidated expenses consist primarily of salaries and employee benefits, share-based compensation, legal and professional fees and general and administrative expenses.

As a result of our deconsolidation of Residential, we have also reclassified certain prior period amounts for consistency with the current period presentation, including accrued salaries and benefits within the consolidated balance sheet and salaries and benefits, share-based compensation and legal and professional fees within the consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

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

Investment Risk Relating to Residential's Common Stock

We have purchased an aggregate of 1,624,465 shares of Residential common stock in open market transactions, and we may purchase additional shares of Residential common stock from time to time. If additional purchases are commenced, any such purchases of Residential common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Residential common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Residential’s stock price, a reduction or increase of dividends declared and paid on the Residential stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the New AMA, Residential has the flexibility to pay up to 25% of our Incentive Management Fees in shares of Residential common stock. Should Residential make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were not effective as of September 30, 2016 solely as a result of a material weakness related to the operation of our financial statement review procedures.

As described in Part I, Item 4 of our Amendment No. 1 on Form 10-Q/A filed on August 16, 2016 that amended our Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016, we identified a material weakness in our internal control over financial reporting relating to the operation of our review procedures related to our consolidated financial statements and footnotes, which resulted in an error in the disclosure of loss per share of common stock for the three and six months ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weakness related to the operation of our financial statement review procedures with respect to our second quarter 2016 Form 10-Q, we have enhanced our internal control over financial reporting to include additional review procedures, both manual and automated, to ensure we accurately calculate and report financial information.

Although we anticipate that these additional internal control procedures will have a material positive effect on our internal control framework, our evaluation of the effectiveness of such control procedures is ongoing, and we are continuing to work to ensure these procedures are effective in remediating this material weakness. We believe this material weakness will be remediated in connection with our year-end reviews and determination of the effectiveness of our internal control framework.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016 and a further extension to September 29, 2016.

On September 13, 2016, plaintiffs, Ocwen, Mr. Erbey, Mr. Faris, and Mr. Britti requested that the court transfer the case to Magistrate Judge Snow in order to assist with settlement negotiations. The court granted the request, and counsel for plaintiffs and Ocwen appeared before Magistrate Judge Snow on October 13, 2016 for a settlement conference. At the conference, plaintiffs and Ocwen reached an agreement in principle to resolve certain claims, which Ocwen has publicly disclosed it believes will be covered in full by its applicable insurance coverage.  Based on our understanding of the settlement terms, we believe the settlement agreement will include our release from any and all liability in the matter.  Plaintiffs filed a Settlement Term Sheet under seal on October 18, 2016. The Stipulation of Settlement is due on or before November 18, 2016. A Final Approval Hearing will be held on January 18, 2017.

We believe the complaint against us is without merit. At this time, until the settlement agreement is finalized and approved, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase plan of up to $300.0 million of common stock. During the third quarter of 2016, we repurchased an aggregate of 49,895 shares for an aggregate purchase price of $0.7 million. As of September 30, 2016, we have remaining approximately $43.6 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending September 30, 2016 (dollars in thousands, except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
July 2016	—	$—	901,202	$44,367
August 2016	4,151	12.93	905,353	44,313
September 2016	45,744	14.61	951,097	43,645
Quarter ended September 30, 2016	49,895	14.47	951,097	43,645
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

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

10.1*	Separation Agreement, dated as of October 26, 2016, between the Company and Kenneth D. Najour.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	November 7, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer