Form 10-K
period 2016-12-31
Altisource Asset Management Corp
filed 2017-03-01
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54809

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $8.3 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2016 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 22, 2017, 1,530,463 shares of our common stock were outstanding (excluding 1,123,976 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2017 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Asset Management Corporation
December 31, 2016

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “RESI” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of RESI;

•	our ability to retain RESI as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of RESI to generate a return on invested capital in excess of applicable hurdle rates or cash available for distribution to its stockholders under our management;

•	our ability to obtain additional asset management clients or businesses;

•	our ability to effectively compete with our competitors;

•	RESI's ability to complete future or pending transactions;

•	the failure of service providers to effectively perform their obligations under their agreements with us and RESI;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

ii

Part I

Item 1. Business

Overview

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”), and we commenced operations in December 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“RESI”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. RESI is currently our primary source of revenue and will drive our results. We operate in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

We initially provided services to RESI pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with RESI (the “Current AMA”), under which we continue to be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of RESI’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. Although the Current AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter, our operating results are highly dependent on RESI's operating results. See the “Asset Management Agreement” section for additional details of the Current AMA.

Prior to January 1, 2016, we concluded that RESI was a variable interest entity (“VIE”); therefore, we consolidated the accounts of RESI in our consolidated financial statements. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”) and performed an analysis of our relationship with RESI pursuant to the amended guidance. We determined that the compensation we receive in return for our services to RESI is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, RESI is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of RESI. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to our equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to RESI from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in RESI as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees and expense reimbursements received from RESI under the Current AMA, and our consolidated expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Due to the significance of RESI's consolidated financial statements to our historical consolidated financial statements in periods prior to January 1, 2016, our consolidated financial statements have limited comparability with our consolidated financial statements in prior periods.

RESI has also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions S.A. (“ASPS”) and Main Street Renewal LLC (“MSR”, together with ASPS, the “Property Managers”) to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of its SFR portfolios. ASPS also provides similar property management, property preservation, maintenance and repair services in respect of RESI's REO portfolio while we determine whether to convert such properties into rental properties or sell them. We believe that RESI's relationships with its Property Managers and access to their respective nationwide renovation and property management vendor and internal networks enables RESI to competitively acquire and maintain large portfolios of SFR properties or individual SFR properties on a targeted basis.

RESI also has servicing agreements with two high-quality mortgage loan servicers with respect to the remaining mortgage loans in its portfolio.

In addition to the services we provide to RESI, we provide management services to NewSource Reinsurance Company Ltd. (“NewSource”), a Bermuda title insurance and reinsurance company. In October 2013, we invested $2.0 million in NewSource and received 100% of the common stock of NewSource, representing 2,000,000 shares. In September 2015, we contributed an additional $5.0 million to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). Because we own 100% of voting common stock of NewSource and there are no substantive kick-out rights granted to other equity owners, we consolidate NewSource in our consolidated financial statements.

Our Business Strategy

Our business strategy is to (i) provide asset management services to RESI in a manner that builds long-term value and a stable income stream for RESI's stockholders while generating management fees to AAMC and (ii) to develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

RESI's Business Strategy

We are committed to assisting RESI in executing its strategy of being one of the top single-family rental REITs serving working class American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for its investors. We believe that RESI's business model, under our management, provides RESI with a competitive advantage. We also believe the operating capabilities we provide to RESI are difficult to replicate, which positions RESI to opportunistically grow and effectively manage a large portfolio of SFR properties.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for RESI to capitalize on the sustained growth in SFR demand. RESI targets the moderately priced single-family home market to acquire rental units, which in our view offer optimal yield opportunities. In the current market, tighter credit availability for lower-income buyers and the scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for working class homes, RESI's lower home acquisition costs and careful evaluation of capital expenditure requirements prior to acquisition will offer optimal yield opportunities. We view this as a significant differentiator for RESI.

We expect RESI to hold SFR property assets over the long term with a focus on developing RESI's brand. We also believe that the forecasted growth for the SFR marketplace, in combination with RESI's ability to acquire high yielding assets nationwide and its projected asset management and acquisition costs, provide RESI with a significant opportunity to establish itself as a leading SFR equity REIT.

From an operational standpoint, RESI's Property Managers with whom we have established relationships both employ established, nationwide renovation and property management infrastructures that provide RESI with geographic reach and a low cost, scalable property management structure that is difficult to replicate in the industry today. As a result of our Property Managers’ significant experience and under our direction, RESI is at a more advanced state in this industry. Due to the partnerships we have established with its Property Managers, we believe that RESI's growth is not constrained by the cost and operational obstacles associated with building a new property management services platform. RESI does not need to develop its own infrastructure for the collection of rents, the completion of renovations and other operational matters critical to the management of properties on a large scale because its Property Managers have well-developed platforms to do so.

RESI's Acquisition Strategy

Through the judicious use of cash under our management, RESI's strong financing relationships and the sale of mortgage loans and REO properties that will not become SFR properties, RESI has capitalized on opportunities to buy pools of stabilized rental homes and individual residential properties at attractive yields. We anticipate RESI to execute upon similar opportunities as they become available. In addition, RESI will continue its efforts, through its mortgage servicers, to grow its SFR portfolio through the resolution of the remaining sub-performing and non-performing loans (“NPLs”) in its portfolio, which will result in a portion of the underlying properties being converted to rental units. We also anticipate additional NPL or REO liquidations by RESI that will generate cash that may be reinvested in acquiring additional SFR properties. We believe this diversified approach provides RESI with more avenues of growth and provides it with an advantage over other acquisition strategies.

Initially, RESI's preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans. However, as market conditions evolved and the acquisition of sub-performing and non-performing mortgage loan pools became more competitive and higher-priced, RESI expanded its acquisition strategy to opportunistically acquire SFR properties, both individually and in pools, in order to more quickly achieve scale in its rental portfolio while allowing RESI to make its purchase decisions in a more informed and operationally efficient manner.

We have been successful in our pursuit of this strategy on RESI's behalf, having increased RESI's SFR portfolio by 993% from 787 properties at December 31, 2014 to 8,603 properties at December 31, 2016 and 215% year-over-year from December 31, 2015 to December 31, 2016. We expect RESI to continue to opportunistically source, bid on and acquire additional SFR properties that meet its targeted metrics under our management over the course of 2017.

Strengths that AAMC Brings to RESI

We are committed to a business strategy that will enable RESI to grow and maintain a substantial SFR portfolio and become one of the largest nationwide single-family rental REITs. Our goal is to enhance RESI's long-term stockholder value through the execution of its business plan with a focus on its competitive strengths. We believe these strengths will enable RESI to grow and provide strong stabilized results over time, which we expect will, in turn, result in improved results for AAMC. RESI's strong competitive position is based on the following strengths through our management:

•
Acquisition Strategy Enables RESI to Build a Portfolio that we Expect will Provide High Yields to its Stockholders. Through our personnel and technical expertise, we have developed a valuation model for RESI that uses proprietary historical data to evaluate and project the performance of single-family rental assets and residential mortgage loans. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce the highest possible yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools help RESI to evaluate the most attractive SFR properties for sale while leveraging its property managers' property inspection, management and rental infrastructure and related data flows to identify and acquire higher yielding assets at any progression in the loan-to-REO cycle and in any geographical location into which RESI desires to expand. We intend to continue to build this infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience to continually build a better, more predictable model meant to achieve high rental yield portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns.

•
Relationships with the Property Managers and their Nationwide Property Management Infrastructures. With the support of its Property Managers' nationwide vendor networks, we believe that RESI is strategically positioned to operate SFR properties across the United States at an attractive cost structure. These vendor networks have been developed over many years, and we believe the Property Managers' infrastructures would be difficult and expensive for certain of RESI's competitors and/or new market participants to replicate. We believe, therefore, that RESI's existing relationships with ASPS and MSR, along with their respective vendor networks, give RESI a distinct advantage in bidding on SFR portfolios.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of RESI's key strengths. Our team has a broad and deep knowledge of the mortgage and real estate markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management markets. Their experience in the real estate industry brings a wealth of understanding of the markets in which RESI operates and can help RESI build its portfolio in a manner that brings the highest potential returns to its stockholders. Management and its supporting teams have expertise and a multitude of contacts that enable us to source single-family rental assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, RESI has been able to strategically sell non-performing and re-performing loans to create taxable income and sustain a strong dividend while also using the liquidity generated from these sales to increase its SFR portfolio by approximately 215% in 2016. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new residential rental properties and related assets will help RESI to appropriately value the residential rental assets at the time of purchase and to quickly and efficiently grow its portfolio.

•
Strong Understanding of Mortgage Loan Management. Our key personnel have extensive experience with managing mortgage loan assets that allows RESI to capitalize on the servicing capabilities of its third party servicers and ensure cost effective servicing of its residential mortgage loan portfolios. We will continue to work closely with RESI's mortgage loan servicers as RESI resolves the mortgage loans that remain its portfolio.

Asset Management Agreement

Pursuant to the Current AMA, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of RESI's SFR properties; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide RESI with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage RESI's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of RESI's Board of Directors to any business or entity competing against RESI in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of a single-family rental business or (c) any other activity in which RESI engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following RESI's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without RESI's prior consent.

On March 31, 2015, we entered into the Current AMA with RESI. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) RESI's average invested capital (as defined in the Current AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of average invested capital while RESI has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by RESI for the first time during the quarter.

To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

RESI has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the Current AMA, RESI will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf are reimbursed by RESI.

Under the Current AMA, we continue to be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to RESI achieving an average annual return on invested capital during the initial term of at least 7.0% during the then-current term. The Original AMA also had a 15 year term but provided RESI with significant termination rights, including the ability to terminate the agreement if RESI’s Board of Directors determined, in its sole discretion, that our performance was unsatisfactory or our compensation was unreasonable. However, under the Current

AMA, RESI’s termination rights are significantly limited. Under the Current AMA, neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or RESI “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) RESI for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) RESI in connection with certain change of control events.

Under the Original AMA, RESI paid us a quarterly incentive management fee as follows:

(i)
2% of all cash available for distribution by RESI to its stockholders and to us as incentive management fee (“available cash”) until the aggregate amount per share of available cash for the quarter (based on the average number of shares of RESI's common stock outstanding during the quarter), which we referred to as the “quarterly per share distribution amount,” exceeded $0.161, then

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

RESI distributed any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

RESI was required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incurred or payments we made on RESI’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incurred related to the asset management services we provided to RESI.

If the Current AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Access to Established Nationwide Property Management Infrastructure

Pursuant to its property management agreements with ASPS and MSR, RESI's Property Managers provide RESI with, among other services, property management, leasing, renovation management and valuation services. RESI's arrangements with each of its Property Managers are scalable and allow RESI to operate and manage its SFR properties with cost and operational efficiency as well as predictability. Information with respect to each of RESI's Property Managers is provided below:

ASPS

ASPS has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows ASPS to provide services which we believe provide RESI with the following competitive advantages:

•
RESI's SFR property and sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; we believe RESI is positioned to acquire single-family asset portfolios with large geographic dispersion;

•
ASPS provides RESI with a low-cost source for full lifecycle rental property management services, including due diligence and acquisition support (i.e., title work, inspections and settlement), renovations and repairs, lease marketing, tenant management and customer care;

•
ASPS's rental marketing strategy is specifically designed to advertise listings across popular industry-focused websites, utilizing their high organic and paid search rankings to generate large volumes of prospective tenants;

•
ASPS's contracted relationships with nationwide manufacturers and material suppliers enable RESI to manage the ordering and delivery of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•
We have direct access to ASPS's inspection and estimating application which is utilized by the third-party general contracting vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, which can enable more accurate forecasting of long term maintenance requirements; and

•	Ongoing tenant management services are coordinated through an internal “24x7” customer service center.

As of December 31, 2016, ASPS managed more than 32,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. ASPS has the capacity to conduct more than 205,000 inspections and 117,000 repair and maintenance orders on a monthly basis and has more than 9,600 centrally managed vendors operating nationwide. ASPS also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and three of the largest non-bank mortgage servicers in the United States. ASPS's brokerage is the sixth largest real estate brokerage in the United States, operating in 50 states and managing over 29,000 transactions annually.

Main Street Renewal

MSR is a vertically integrated property manager, purpose built to provide end-to-end acquisition, development and management services. MSR’s centralized platform consists of teams dedicated to acquisitions, renovation, marketing and leasing, property management and other support functions. In addition, MSR’s technological partnerships provide it with proprietary technology solutions that support field efficiency and performance. RESI's relationship with MSR offers important diversification for its cost-effective external property management structure. Other benefits of RESI's relationship with MSR include the following:

•	As of December 31, 2016, MSR managed approximately 11,000 homes and has substantial experience in approximately 20 of RESI's current and target markets.

•
MSR provides RESI with a cost-effective renovation solution through its internal renovation and maintenance structure as well as its external vendor network. MSR has a team of dedicated personnel to oversee renovations of properties based on the approved bid prepared by an MSR inspector. All work is scheduled through local MSR personnel and MSR-certified contractors utilizing a pre-set market specific price list. MSR has negotiated substantial quantity discounts in each of its markets for products that it regularly uses during the renovation process, such as paint, appliances, HVAC systems, window blinds, carpet and flooring. MSR has also established and enforces best practices and quality consistency, reducing the costs of both materials and labor.

•
MSR's market analysis capabilities help RESI to optimize the yields on its SFR portfolio. MSR's in-house leasing agents work closely with its investment team to establish rental rates utilizing proprietary technology and input from its local leasing team. In establishing rental rates, MSR performs a competitive analysis of rents, the size and age of the property and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services.

•
MSR has an extensive in-house property management infrastructure, with technology systems, corporate process oversight and local personnel in the markets in which it operates. In these markets, property managers who are employees of MSR execute all property management functions. In addition, as part of its ongoing property management, MSR's in-house technicians conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from all of the properties it manages. In addition, MSR's local property management teams make periodic neighborhood visits to monitor the condition of the homes and to ensure compliance with HOA rules and regulations.

•
MSR also manages property repairs and maintenance and tenant relations through a centralized call center, which offers a 24/7 emergency line to handle after hours issues, or through its web-based tenant platform. The maintenance call center technicians are trained to perform first level phone diagnosis and instruct self-service for minor issues to avoid on-site maintenance visits where possible. Maintenance vendors or in-house maintenance technicians are dispatched through our central maintenance call center depending on the severity of the repair.

We believe MSR's cost-effective property management infrastructure and technology-driven market analyses will result in increased long-term value for RESI's stockholders.

In addition, MSR has a proprietary acquisition platform that is capable of simultaneously deploying capital across multiple acquisition channels and in multiple markets. The acquisition team reviews a number of factors, such as the local housing market, population growth, market economics and yield considerations. We continue to explore additional opportunities for RESI to leverage MSR's property acquisition abilities to further grow its SFR portfolio.

We work directly with the vendor management teams and repair professionals of the Property Managers on RESI's behalf. Our construction and vendor management team also often interfaces with the general contractors and vendors themselves to maintain relationships with the vendor networks. Through our team, RESI coordinates with the Property Managers and their vendor networks to establish a collective approach to the renovation management, maintenance, repair and materials supply chain in an effort to create a unified look and feel for RESI's SFR properties.

Loan Resolution Activities

The management and/or sale of RESI's remaining portfolio of residential mortgage loans is an important focus of its business. The sale of its mortgage loans from time to time has allowed RESI to recycle its capital to grow its rental portfolio. For the mortgage loans remaining in its portfolio, we seek to employ various loan resolution methodologies, through RESI's servicers. To help RESI achieve its business objectives, we continue to focus on converting a portion of our sub-performing and non-performing loans to performing status and managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio, including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

During 2015, RESI also commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet its rental property criteria have been a growth catalyst for RESI, allowing it to recycle capital that it may use to purchase rental properties that meet its return profile. During 2016 and 2015, RESI completed the sale of 1,975 and 961 mortgage loans, respectively, to unrelated third parties.

During the fourth quarter of 2016, RESI completed the auction process and awarded the sale of 556 re-performing mortgage loans with an aggregate UPB of $120.3 million to an unrelated third party. This sale was completed on January 23, 2017.

In addition, in January 2017, RESI commenced an auction process to sell an additional portfolio of 2,384 mortgage loans with an aggregate UPB of $574.4 million, representing approximately 82% of its remaining loan portfolio by UPB (excluding the 556 loans sold in January 2017). On February 15, 2017, following the auction process, RESI agreed in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect RESI to consummate this transaction during the second quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all.

Following completion of the sale of this additional mortgage loan portfolio, RESI will have sold a substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. RESI may conduct additional sales of non-performing loans that do not meet its rental criteria. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate RESI's strategy to substantially grow its SFR portfolio through the purchase of additional SFR properties.

Resolution of Loans

In its operations to date, certain of RESI's residential mortgage loans have been liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, RESI has recorded net realized gains and backed out the previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which has resulted and could continue to result in fluctuations in RESI's revenue recognition and operating performance from period to period. Additionally, the proceeds from loan sales and liquidations may vary significantly depending on the resolution methodology used for each loan.

A portion of RESI's residential mortgage loans have been converted into REO properties either through foreclosure or as a result of RESI's acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. The timeline to convert acquired loans into REO can vary significantly by loan, which has resulted and could continue to result in fluctuations in

RESI's revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

We anticipate that REO properties that meet RESI's investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for RESI's stockholders. If an REO property does not meet RESI's rental investment criteria, we expect RESI to liquidate the property and generate cash for reinvestment in other acquisitions and dividend distributions.

RESI's Investment Process

We continue to hire key personnel and portfolio managers with substantial experience in the real estate market. Using deep market connections and employing advanced quantitative models and reasoning, our capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of large portfolios of rented single-family properties. This expertise has enabled us to purchase 6,978 SFR properties, the majority of which were stabilized rentals at acquisition, in our targeted markets since the third quarter of 2015.

RESI's Financing Strategy

RESI intends to continue to finance its investments with leverage, the level of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, RESI's financing sources may include bank credit facilities, warehouse lines of credit, securitization financing and other term financing, structured financing arrangements and repurchase agreements, among others. RESI may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

RESI's Investment Committee and Investment Policy

We conduct substantially all of the investment activities on behalf of RESI pursuant to the Current AMA. RESI’s Board of Directors has adopted a broad investment policy designed to facilitate our management of RESI’s capital and assets and our maintenance of an investment portfolio profile that meets RESI’s objectives. We report to RESI’s Investment Committee, whose role is to act in accordance with the investment policy and guidelines approved by RESI’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provides that we can facilitate RESI’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate assets. We are also authorized, on behalf of RESI, to offer leases on acquired single-family residential real estate. The investment policy may be modified by RESI’s Board of Directors without the approval of our stockholders.

The objective of RESI’s investment policy is to oversee our efforts to achieve a return on assets consistent with RESI’s business objective and to maintain adequate liquidity to meet RESI’s financial covenants and regular cash requirements.

The Investment Committee is authorized to approve the financing of RESI’s investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the Investment Committee. We are also permitted to hedge RESI’s interest rate exposure on its financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from RESI’s Investment Committee.

Investment Committee Approval of Counterparties

RESI’s investment committee is authorized to consider and approve, based on our recommendations:

•	the financial soundness of institutions with which RESI plans to transact business and recommendations with respect thereto;

•	RESI’s risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and

•	investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of RESI’s Investment Committee are subject to the following guidelines, which we must follow in making recommendations to the Investment Committee:

•	No investment will be made that would cause RESI or any of its subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment will be made that would cause RESI to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”); and

•
Until appropriate investments can be identified, RESI may invest available cash in interest-bearing and short-term investments that are consistent with (a) RESI’s intention to qualify as a REIT and (b) RESI’s exemption from registration as an investment company under the Investment Company Act.

Broad Investment Policy Risks

RESI's investment policy is very broad and, therefore, its Investment Committee and we have extensive latitude in determining the types of assets that are appropriate investments for RESI and to make individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. RESI's Board of Directors will periodically review its investment policy and its investment portfolio but will not typically review or approve each proposed investment made by us unless, for example, it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, RESI's Board of Directors will rely primarily on information provided to it by us. We may use complex strategies, and transactions entered into by us on behalf of RESI may be costly, difficult or impossible to unwind by the time they are reviewed by RESI's Board of Directors. Further, RESI may change its investment policy and targeted asset classes at any time without the consent of its stockholders, which could result in it making investments that are different in type from, and possibly riskier than, its current investments or the investments currently contemplated. Changes in RESI's investment strategy, investment policy and targeted asset classes may increase its exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect RESI and, in turn, could adversely affect the fees we earn under our asset management agreement.

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $2.0 million in 100% of the voting common stock of NewSource. RESI simultaneously entered into a subscription agreement to invest $18.0 million to acquire non-voting preferred stock of NewSource. On October 17, 2013, we and RESI invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). In September 2015, we contributed an additional $5.0 million to NewSource.

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

On September 14, 2015, NewSource completed the repurchase of all of RESI's shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, RESI received a 12% annual cumulative preferred dividend on its investment. In connection with the repurchase of the preferred stock, NewSource paid to RESI the accrued but unpaid dividend on its shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million.

Employees

As of December 31, 2016, we had 55 full-time employees in the U.S. Virgin Islands, the Cayman Islands and India. Our executive officers are also officers of RESI.

On January 18, 2016, we hired a new dedicated General Counsel for RESI. Although he is not employed by RESI, his primary duties are to act as RESI's General Counsel, and he reports to RESI's Board of Directors. RESI also directs and approves his compensation and reimburses us for all costs associated with his employment.

Service Providers for AAMC's Business

We have entered into a support services agreement with ASPS (the “ASPS support services agreements”) pursuant to which ASPS may provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, treasury, finance and accounting, tax, compliance and other support services. In addition, we have entered into trademark license agreements with ASPS that provides us with non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also entered into a technology services agreement with ASPS pursuant to which ASPS provides us with technology support services for network management and telephony.

During 2015, we internalized certain of the support services that had been provided to us by ASPS by directly hiring 31 of the ASPS employees that had provided those services. We believe the direct hire of these employees has further increased our infrastructure so that we are better able to serve RESI operationally while enabling ASPS to focus on the property management, maintenance and brokerage services that matter most to RESI. For the remaining support services provided to us by ASPS, we are continuing to build out our internal infrastructure in order to complete the movement of our support services completely into our operations with the goal of terminating all support services provided to AAMC by ASPS.

Our Competition

We are in a highly competitive market and are competing with other asset managers. Our competitors may have greater resources, more personnel, more clients, more sources of revenue and more capital than we do. Some of our competitors' clients may have the advantage of having significant amounts of capital, lower cost of capital or access to funding sources not available to our client. Additionally, our competitors and competitors' clients may have higher risk tolerances or may be willing to accept lower returns on investment. Some of our competitors may have better expertise or be regarded by potential clients as having better expertise to specific assets.

RESI's Competition

RESI faces competition from various sources for the acquisition of residential rental properties and residential mortgage loans. RESI's competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, RESI will rely upon our management team and their substantial industry expertise. We believe our relationship with RESI and the terms of the Current AMA provide RESI with a competitive advantage and help RESI assess the investment risks and determine appropriate pricing. We expect RESI's integrated approach of acquiring residential rental properties, both in bulk and on a one-by-one basis, as well as converting sub-performing and non-performing residential mortgage loans into rental properties will enable RESI to compete more effectively for attractive investment opportunities. However, we cannot assure you that RESI will be able to achieve its business goals or expectations due to the competitive pricing and other risks that it faces. RESI's competitors may have greater resources and access to capital and higher risk tolerances than RESI, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available residential rental properties and related assets will fluctuate, the competition for assets and financing may increase.

RESI also faces significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, RESI will rely upon the ability of our management team to supervise the renovation, yield management and property management services on its acquired properties. Despite these efforts, some of RESI's competitors' single-family rental properties may be of better quality, be in more desirable locations than its properties or have leasing terms more favorable than RESI offers. In addition, RESI's ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that RESI will be successful in acquiring or managing single-family rental properties that satisfy its return objectives.

Government Approval

Outside of routine business and regulatory filings to continue our registration as an investment adviser, we do not believe it is necessary to obtain any government approval to operate our business.

Environmental Matters

We do not believe there are any environmental matters that will materially affect the conduct of our business.

As an owner of real estate, RESI is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at its properties. We are tasked with monitoring these laws, regulations and ordinances for RESI. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at RESI's properties also may expose it to third-party liability for personal injury or property damage or adversely affect RESI's ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. Although we do not believe these risks directly expose us to environmental liability as a separate independent company, these and other risks related to environmental matters may have an adverse impact on RESI, and such risks are described in more detail in “Item 1A. Risk Factors.”

Governmental Regulations

We do not believe there are any governmental regulations that will materially affect the conduct of our business.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

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

We commenced operations in 2012, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history and a limited client base present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will be profitable or that it will be sustainable. The earnings potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

Failure of RESI to achieve desired results could result in drastically reduced management fees to us, which would have a material adverse effect on our operating results and financial condition.

In March 2015, we entered into the Current AMA with RESI. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the fee structure under the Original AMA as described under “Item 1. Business - Asset Management Agreement.” The three components of the fee structure are the Base Management Fee, which ranges from 1.5% to 2.0% of RESI’s average invested capital (as defined in the Current AMA), the Conversion Fee, which is 1.5% of the market value of the single-family homes leased by RESI for the first time during the quarter, and the Incentive Management Fee, which ranges from 20% to 25% of the amount by which RESI’s return on invested capital (based on AFFO as defined in the Current AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

Since the effective date of the Current AMA, we have not yet earned any Incentive Management Fees because RESI has not achieved a return in invested capital, as defined in the Current AMA, of greater than 1.75% in any quarter since April 1, 2015. In addition, since RESI’s performance has resulted in shortfalls of the 1.75% return on invested capital for the past seven quarters, those shortfalls have been added to the return on invested capital RESI must achieve before entitling us to an Incentive Management Fee. We cannot be certain as to whether or when we will earn an Incentive Management Fee under the Current AMA. If RESI is unable to achieve a return on invested capital that entitles us to earn an Incentive Management Fee, our operating results and financial condition would be significantly limited, which absent additional new revenue streams, could materially and adversely affect us.

RESI is our primary client, and we are primarily reliant on RESI to generate our revenues. A loss of RESI as a client and/or our inability to obtain or develop new clients would materially adversely affect us.

RESI currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Despite RESI’s or our efforts, RESI may fail to substantially grow or have adverse financial performance for a number of reasons including, without limitation, failure to maintain adequate liquidity, an inability to grow through equity offerings and/or debt facilities, generation of poor or inadequate returns or an inability to, or substantial delays in, growing or monetizing its portfolio. Under the Current AMA, neither party is entitled to terminate the Current AMA prior to the end of the initial term or each renewal term. However, RESI has the ability to terminate us (a) “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) in connection with certain change of control events. There can be no assurance that RESI will not be entitled to terminate us prior to the end of the initial term or any renewal term, particularly after April 2018, if RESI’s results do not achieve the required returns for two consecutive years. RESI may also make a decision to abandon the single-family rental business, which may have the constructive effect of terminating the Current AMA or drastically reducing our fees under the Current AMA.

We may not be able to obtain or develop additional clients on acceptable terms or at all. Our ability to attract, develop and/or maintain additional clients may depend, in large part, on the success of RESI under our management and our ability to continue to develop and implement RESI’s business plan profitably and enable RESI to maintain and grow its shareholder returns and dividends. We may be unable to reduce our reliance on RESI for management fees, and our failure to do so could materially adversely affect our results of operation and financial condition and could adversely affect our ability to attract additional clients and the sustainability of our business model.

The success of our business is dependent on RESI and its ongoing access to sufficient and cost-effective sources of capital.

RESI may require additional working capital to implement its investment strategies and may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out its business plan over the long term. We will have significant responsibilities in advising RESI on its capital raising activities. Our success is dependent on RESI's ability to obtain such capital. RESI utilizes various sources of liquidity, including, without limitation, accessing the capital markets to issue debt or equity securities; engaging in collateralized or other borrowings, including repurchase agreements and warehouse facilities from third party banks; or entering into securitization transactions, all or any of which may not be available or have terms that are not cost effective, therefore having an adverse impact on RESI's financial performance. RESI currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operation and financial condition. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on RESI for management fees.

The asset management business is intensely competitive.

The asset management business is intensely competitive, driven by a variety of factors, including asset performance, the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of other asset managers. A number of factors serve to increase our competitive risks:

•	a number of our competitors may have greater financial, technical, marketing and other resources and more personnel than we do;

•	our clients may not perform as well as the clients of our competitors;

•
several of our competitors and their clients have significant amounts of capital, and many of them have similar management objectives to ours, which may create additional competition for management opportunities;

•
some of these competitors' clients may also have a lower cost of capital and access to funding sources that are not available to our clients, which may create competitive disadvantages for us with respect to funding opportunities;

•
some of our competitors' clients may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to advise their clients to bid more aggressively than our clients for assets on which we would advise our clients to bid;

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

Suboptimal economics of real estate-related insurance activities, or a failure to commence and/or grow the business of NewSource could adversely impact our investment in NewSource.

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

We are continuing to evaluate NewSource's real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that we will be able to develop or grow NewSource's business strategy or operations or engage in insurance and reinsurance activities at all. In any such event, the business model for NewSource would become challenged or the growth of NewSource would become hampered, which would adversely affect the economics of our investment in NewSource and/or generate stockholder returns to us.

We are subject to the risks of securities laws liability and related civil litigation.

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the remaining unresolved actions set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in such actions or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the unresolved actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolutions. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suits, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

An unidentified material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In the past, we had identified a material weakness in our internal control over financial reporting. There can be no assurance that additional material weaknesses will not arise in the future or that any past or future remediation efforts will be successful. If additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

The continuing unpredictability of the credit markets may restrict our clients' or our access to capital and may make it difficult or impossible for us to obtain any required additional financing.

The domestic and international credit markets continue to be unpredictable. In the event that we need additional capital for our business, we may have a difficult time obtaining it and/or the terms upon which we can obtain it would have an adverse impact on our financial performance. In addition, failures of our clients to raise capital or access capital markets could adversely impact their ability to grow and/or generate adequate returns on capital, which could adversely impact any management fees we earn.

Our business could be significantly impacted if we suffer failure or disruptions of our information systems.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day activities, most services of which are provided through ASPS. Thus, our business requires the continued operation of ASPS's sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, loss, system malfunction and other events that are beyond our control. Systems interruptions could reduce our ability to provide our services and could have an adverse effect on our operations and financial performance. Our inability to replace or successfully replicate these information services from a third party or develop them internally could have an adverse impact on our business and results of operations.

Failure to retain the tax benefits provided by the United States Virgin Islands would adversely affect our financial performance.

We are incorporated under the laws of the United States Virgin Islands and are headquartered in the United States Virgin Islands (“USVI”). The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a thirty year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% credit on our taxes so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.

We may become subject to United States federal income taxation.

We are incorporated under the laws of the USVI and intend to operate in a manner that will cause us to be treated as not engaging in a trade or business within the United States, which will cause us to be exempt from current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that we are engaged in a trade or business within the United States.

If the IRS were to successfully assert that we have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following:

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

Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company (“PFIC”). We cannot provide assurance that we will not be a PFIC in any future taxable year.

In general, we would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of our assets produce “passive income.” Passive income generally includes interest, dividends and other investment income. We believe that we are currently operating and intend to continue operating our business in a way that should not cause us to be a deemed PFIC; however, we cannot assure you the IRS will not successfully challenge this conclusion.

United States persons who, directly or indirectly or through attribution rules, own 10% or more of our shares (“United States 10% Shareholders”), may be subject to the controlled foreign corporation (“CFC”) rules. Under the CFC rules, each United States 10% Shareholder must annually include his pro rata share of the CFC's “subpart F income,” even if no distributions are made. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if United States 10% Shareholders collectively own more than 25% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. With respect to all other revenues, we will be treated as a CFC only if United States 10% Shareholders collectively own more than 50% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our ordinary shares among holders will generally prevent shareholders who acquire shares from being United States 10% Shareholders. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax adviser concerning the CFC rules.

United States tax-exempt organizations who own shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization, you may recognize unrelated business taxable income with respect to our insurance-related income if a portion of our subpart F income is allocated to you. In general, subpart F income will be allocated to you if we are a CFC and you are a United States 10% Shareholder and certain exceptions do not apply. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if United States 10% Shareholders collectively own more than 25% of the total combined voting power or total value of our shares for an uninterrupted period of 30 days or more during any year. Although we do not believe that any United States persons will be allocated subpart F income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax adviser regarding the risk of recognizing unrelated business taxable income.

Change in United States tax laws may be retroactive and could subject us and/or United States persons who own shares to United States income taxation on our undistributed earnings.

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

The Organization for Economic Cooperation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. While the USVI is currently a jurisdiction that has substantially implemented internationally agreed tax standards, we are not able to predict if additional requirements will be imposed and, if so, whether changes arising from such additional requirements will subject us to additional taxes.

Concentration of Credit Risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2016, we had an aggregate of approximately $40.0 million at financial institutions in excess of FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Management and Our Relationships

We could have conflicts with RESI. In addition, our former Chairman, other members of our Board of Directors or management could have conflicts of interest due to his, her or their relationship with ASPS, Ocwen Financial Corporation or RESI, which may be resolved in a manner adverse to us.

We have engaged, and continue to engage, in a substantial amount of business with RESI. Conflicts may arise between RESI and us because of our ongoing agreement with RESI and because of the nature of our respective businesses.

Prior to his stepping down from the Board of Directors in January 2015, our former Chairman was also the Chairman of RESI, ASPS, Ocwen Financial Corporation (“Ocwen”). As a result, he had obligations to us as well as to these other entities, which potentially could have resulted in conflicts of interest with respect to matters potentially or actually involving or affecting us and RESI, ASPS or Ocwen, as the case may be. Our former Chairman also has substantial investments in RESI, ASPS and Ocwen. Such ownership interests may have created, or appeared to create, conflicts of interest with respect to matters potentially or actually involving or affecting us and RESI, ASPS and Ocwen, as the case may be.

Each of our executive officers is also an executive officer of RESI and has interests in our relationship with RESI that may be different than the interests of our stockholders. As a result, they may have obligations to us and RESI and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and RESI. In particular, these individuals have a direct interest in the financial success of RESI that may encourage these individuals to support strategies in furtherance of the financial success of RESI that could potentially adversely impact us.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with RESI, including where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with RESI. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with RESI. Although we continue to seek ways to lessen many of these potential conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with RESI or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with RESI.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to, the following:

•	variations in actual or anticipated results of our operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of by securities analysts;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships with RESI, ASPS and/or MSR;

•	actual or anticipated accounting problems;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of RESI;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the NYSE MKT;

•	failure of RESI to qualify or maintain qualification as a REIT;

•	failure of RESI to maintain its exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of our key personnel.

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

Risks to Us Related to RESI’s Business Risks and Operating Performance

RESI is our primary source of revenue and will drive our potential future growth. Any risk associated with RESI's business that would adversely affect its ability to generate revenue and pay distributions to its shareholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the management fees paid to us by RESI. Any risk that ultimately adversely affects RESI could adversely affect the revenues we can generate under the asset management agreement, our results of operations and our financial condition. The risks related to RESI’s business are provided below.

RESI has a limited and evolving operating history. If RESI is unable to implement its business strategy as planned, it will be materially and adversely affected.

RESI commenced operations approximately four years ago, and its business model is relatively untested and evolving. Businesses like RESI’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict RESI’s results of operations, financial condition and cash flows. RESI only began to generate residential rental revenue during 2013, and its historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to its acquisition strategy and evolving market conditions, RESI has not completed any residential mortgage loan portfolio acquisitions since 2014, RESI may not pursue further acquisitions of such loans. Further, there can be no assurance that RESI will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

We anticipate significant growth in RESI's rental portfolio, which may result in our inability to effectively grow to meet RESI's business demands or manage its rental portfolio, including, but not limited to, delays in renovations, poor tenant selection and other operational inefficiencies that could reduce RESI's profitability or damage its reputation. Generally, we expect that RESI's SFR portfolios may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of single-family rental properties. The timing and extent of RESI's success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

Commencing in 2015, we began to package and sell portfolios of non-performing loans to unaffiliated third parties for RESI. We will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future for RESI subject to RESI's Board or Investment Committee approval. The timing and extent of RESI's success in selling such assets on acceptable terms or at all cannot be predicted due to market conditions, including the demand for residential mortgage loans. It is anticipated that the proceeds generated from such transactions will be utilized, in part, to facilitate RESI's strategy to purchase SFR properties either in bulk or on an individual basis. RESI's inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with its preferred timing could potentially cause a strain on its liquidity, and RESI may be forced to reduce prices, continue to hold such residential mortgage loans at less than ideal leverage ratios and/or bear other costs, which could materially and adversely affect RESI's financial condition and its ability to make further acquisitions.

The success of RESI's loan resolution efforts remains an important aspect of its business. It could take longer than originally expected, and therefore be more costly, for a significant portion of loans in any given portfolio to be converted into SFR properties or an underlying property to be liquidated or sold. Accordingly, if RESI is not able to generate sufficient cash flows from its loan resolution activities, it may not have cash available for distribution to its stockholders for an extended period of time.

As a result of the foregoing developments, results from prior periods are not necessarily indicative of RESI's results for any future period, and RESI may not have sufficient additional capital to implement its business model. There can be no assurance that RESI's business will remain profitable or that its profitability will be sustainable. Any of these adverse consequences would have a material adverse impact on our results of operations and business prospects.

RESI is operating in an emerging industry, and the long-term viability of its investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the SFR property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, RESI is subject to the risk that SFR properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, RESI would be materially and adversely affected and may not be able to sustain the growth of its assets and results from operations that it seeks.

RESI's failure to raise equity capital and/or obtain adequate debt financing could adversely affect its ability to increase its rental portfolio, manage its existing assets and generate stockholder returns.

RESI's success has been, may continue to be, largely dependent on its ability to raise equity capital and obtain debt financing to increase the size of its rental portfolio, manage its existing assets and generate attractive stockholder returns. RESI requires significant financial resources and relies on cost-effective leverage to maintain its obligations under its debt facilities and to continue to acquire portfolios of SFR properties. If RESI is unable to continue to raise equity capital, or leverage its portfolio through financing facilities, its current portfolio and cash from operations may become inadequate to meet its financial obligations, and any such failures would have a material adverse impact on the management fees we earn under the Current AMA.

RESI may not be able to successfully operate its business or generate sufficient operating cash flows to make or sustain distributions to its stockholders.

There can be no assurance that RESI will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. RESI's ability to make or sustain distributions to its stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to its SFR and REO properties; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in RESI’s SFR portfolio; its ability to sell residential mortgage loans on favorable terms, or at all; the success of its loan resolution efforts; the ability of borrowers to refinance its loans with other lenders; its ability to sell modified loans on favorable terms; the availability of short-term and long-term financing on favorable terms; the length of time required to convert a distressed loan into a single-family rental property; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that RESI will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of RESI's investment strategy, which could materially and adversely affect our results of operations and financial condition.

RESI has leveraged its investments and expects to continue to do so, which may materially and adversely affect its return on investments and may reduce cash available for distribution to RESI's stockholders.

To the extent available, we intend to continue to leverage RESI's investments through borrowings, the level of which may vary based on the particular characteristics of RESI's investment portfolio and on market conditions. We have leveraged certain of RESI's investments to date through its repurchase agreements. When RESI enters into any repurchase agreement, it may sell securities, residential mortgage loans or residential properties to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to RESI at the end of the term of the transaction. Because the cash RESI receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to RESI, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require RESI to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, RESI may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses. In the event RESI is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to RESI. RESI's repurchase agreements generally require it to comply with various financial covenants, including those relating to tangible net worth, profitability and its ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that RESI is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect RESI.

RESI's repurchase agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that the residential mortgage loan portfolios and single-family residential properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. RESI's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, RESI's outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that RESI repurchase a portion or all of the collateral, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with RESI. Because RESI's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses RESI incurs on its repurchase agreements could materially and adversely affect RESI.

RESI has utilized repurchase agreements, seller financing arrangements, loan agreements and securitization transactions to finance its portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements and term financing arrangements, among others, each of which may have similar risks to repurchase agreement financing and securitizations, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage RESI employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of its investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to RESI in the future or that existing sources of financing will continue to be available to it. RESI's governing documents contain no limitation on the amount of debt it may incur. RESI's return on investments and cash available for distribution to its stockholders may be reduced to the extent that changes in market conditions increase the cost of its financing relative to the income that can be derived from the investments acquired. RESI's debt service payments will reduce cash flow available for distribution to stockholders. RESI may not be able to meet its debt service obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations.

If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

If and when non-recourse long-term financing structures become available to RESI and are utilized, such structures expose it to risks which could result in losses to RESI.

RESI currently utilizes securitization and other non-recourse long-term financing for certain of its investments and intends to continue to do so if, and to the extent, available. In such structures, RESI's lenders typically have only a claim against the assets collateralizing the debt rather than a general claim against RESI as an entity, subject to certain exceptions. Prior to any such financing, RESI may seek to finance its investments with relatively short-term facilities until a sufficient portfolio is accumulated. Conditions in the capital markets may make the issuance of any such long-term facility less attractive to RESI. While RESI typically retains the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, its inability to enter into such securitizations or similar arrangements in the future may increase its overall exposure to risks associated with direct ownership of such investments, including the risk of default.

RESI's inability to refinance any short-term facilities would also increase its risk because borrowings thereunder would likely be recourse to it as an entity. If RESI is unable to obtain and/or renew short-term facilities or to consummate long-term facilities, it may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could materially and adversely affect our ability to generate management fees.

RESI's inability to make interest payments on the seller financing obtained in connection with the HOME SFR Transaction and/or pay principal and interest would have a material adverse effect on its results of operations and financial condition.

In connection with the HOME SFR Transaction, RESI's subsidiary that owns the properties, HOME SFR Borrower, LLC (“HOME Borrower”), borrowed approximately $489.3 million, representing 75% of the aggregate purchase price. This loan (the “MSR Loan”) is secured by the membership interests in HOME Borrower and the properties and other assets held by HOME Borrower. Upon the occurrence of a default of the payment of principal and/or interest of the MSR Loan, recourse may generally be had against the assets of HOME Borrower, including the interest rate cap agreement used to hedge the interest rate risk of the MSR Loan and the membership interests in HOME Borrower. The primary security and source of payment for the MSR Loan is the cash flows generated by the properties of HOME Borrower and the other collateral described in the underlying loan agreement (the “MSR loan agreement”). Since revenues from the properties held by HOME Borrower generally serve as the primary source for monthly payments due on the MSR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of HOME Borrower to make payments with respect to the MSR Loan may be impaired. Similarly, the MSR loan agreement requires HOME Borrower to make a balloon payment at the ultimate maturity date of the MSR Loan. The ability of HOME Borrower to sell and/or refinance the properties and to make the payment on the maturity date or of HOME SFR Equity Owner, LLC (“HOME Equity”), an indirect subsidiary of RESI and the sole equity owner of HOME Borrower, to sell and/or refinance its equity interest in HOME Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If HOME Borrower is unable to make payments under the MSR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of HOME Borrower and the properties and other assets of HOME Borrower to satisfy and discharge the MSR Loan obligations. In such an event, RESI's overall results of operations and financial condition would be materially adversely affected.

Even though the MSR Loan is non-recourse to RESI and all of its subsidiaries other than HOME Equity and HOME Borrower, RESI has agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) a portion of the principal amount of the MSR Loan and certain other obligations under the MSR loan agreement in the event RESI causes certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on RESI's results of operations and/or financial condition.

RESI may incur significant costs in renovating its properties, and it may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, RESI's Property Managers perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may, on RESI's behalf, instruct the Property Managers to undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of RESI's rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. RESI may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, RESI will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, RESI is exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship and improper oversight by its Property Managers. If our assumptions regarding the cost or timing of renovations across RESI's properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow its single-family rental portfolio, which could materially and adversely affect RESI. This could, in turn, materially and adversely affect our ability to generate management fees.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of single-family residential property portfolios available for sale. Because RESI operates in an emerging industry, market conditions may be volatile, and the prices at which portfolios of single-family residential properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of single-family residential properties that RESI may acquire may decline over time, which could materially and adversely affect RESI and its growth prospects.

Portfolios of properties that RESI has acquired or may acquire may include properties that do not fit its investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect its operating results.

RESI acquired, and expects to continue to acquire, portfolios of single-family residential properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with its property management and leasing standards, RESI may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to RESI regarding such portfolios during our due diligence may be inaccurate, and RESI may not be able to obtain relief under contractual remedies, if any. If RESI concludes that certain properties acquired as part of a portfolio do not fit its investment criteria, it may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect RESI.

Competition in identifying and acquiring residential rental assets could adversely affect RESI's ability to implement its business strategy, which could materially and adversely affect RESI.

RESI faces competition from various sources for investment opportunities, including REITs, hedge funds, private equity funds, partnerships, developers and others. Some third-party competitors have substantially greater financial resources and access to capital than RESI does and may be able to accept more risk than RESI can. Competition from these companies may reduce the number of attractive investment opportunities available to RESI or increase the bargaining power of asset owners seeking to sell, which would increase the prices of assets. If such events occur, RESI's ability to implement its business strategy could be adversely affected, which could materially and adversely affect RESI. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that RESI will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Failure of ASPS or MSR to effectively perform their obligations under their respective agreements with RESI could materially and adversely affect RESI.

RESI has engaged ASPS and MSR to provide services. If for any reason RESI's Property Managers are unable to perform the services described under these agreements at the level and/or the cost anticipated or fail to allocate sufficient resources to meet RESI's needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect RESI's performance. The performance of RESI's SFR portfolio will be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting its Property Managers or their respective affiliates, or the financial condition or results of operations of any of the foregoing. In certain circumstances and subject to the restrictions set forth in the property management agreements between each of RESI and its Property Managers, RESI's Property Managers have broad discretion with the respect to the management of the properties, including, without limitation, certain renovations, maintenance and certain matters related to leasing, including marketing and selection of tenants. RESI's Property Managers do not have long-term established track records to demonstrate their successful operation over a significant period of time. It is difficult to evaluate potential future performance of RESI's Property Managers and their ability to continue to perform management services effectively or within RESI's existing cost and expense assumptions without the benefit of such established track records.

RESI's Property Managers' ability to perform their obligations under the respective property management services agreements will be affected by various factors, including, among other things, their ability to hire sufficient personnel and retain key personnel, the number of RESI's properties that they manage and the volume of properties under management for their other clients. Increases in the number of properties under management by RESI's Property Managers that RESI may purchase or that the Property Managers themselves manage away from RESI may require them to hire additional qualified personnel. No assurance can be made that either of the Property Managers will be successful in attracting and retaining skilled personnel or in integrating any new personnel into their respective organizations and into the respective property management structures for RESI's acquired properties. Moreover, as the size of RESI's Property Managers' respective property management portfolios increases, the resources dedicated to RESI could decrease or require its Property Managers' personnel to focus on clients other than RESI. Such a decrease in productivity may adversely affect the management of RESI's properties.

RESI's Property Managers' failure to perform the services under their respective property management agreements or RESI's inability to retain qualified alternate service providers to replace and/or supplement them could result in a material adverse effect on RESI.

MSR has a limited operating history, and RESI has previously had no experience with MSR. The failure of MSR to adequately perform its obligations to RESI or the failure of MSR to provide RESI with data and reports for its required reporting would have a material adverse effect on RESI's business, results of operations and financial condition.

MSR, who RESI has retained to perform property management services with respect to the properties acquired in the HOME SFR Transaction, was formed in April 2012. As of the date of the HOME SFR Transaction, MSR provided property management services, including acquisition, renovation, leasing and property management, repair and maintenance and other services with respect to a portfolio of approximately 10,000 single-family rental homes, including the acquired properties. Given MSR’s limited operating history and our limited experience working with MSR on RESI's behalf, there is no assurance that MSR will be able to adequately perform its property management obligations, including reporting requirements under the MSR loan agreement, for RESI.

The day-to-day property management of the properties acquired in the HOME SFR Transaction, including leasing and collection functions, is and will be performed by MSR. Under the terms of the property management agreement with MSR, MSR will be required to participate in regular calls with our representatives, on RESI's behalf, to review its practices and provide updates regarding the performance of the acquired properties, and we, on RESI's behalf, will also have approval rights over certain capital expenditures and renovation expenditures. The practices and procedures of MSR may differ from what we would determine, on RESI's behalf, on our own or the practices and procedures of ASPS and may require a longer integration period to operate with the efficiencies we target for RESI. Consequently, performance of the properties that MSR manages may vary from the performance of the other properties in RESI's portfolio managed by ASPS.

In certain circumstances, the MSR loan agreement and the property management agreement with MSR permit RESI to appoint another management company satisfying certain eligibility criteria as a replacement property manager in certain circumstances, including, without limitation, if MSR fails to perform and/or fails to make timely any reports to RESI that HOME Borrower is required to make under the MSR loan agreement. In addition, the lender under the MSR loan agreement may, under certain circumstances, cause RESI to replace MSR. HOME Borrower’s right to terminate MSR includes termination events tied to the performance of the properties, such as vacancy rates, retention rates, delinquency rates and rent rates. There is a high risk of a disruption in operations and possible lapse in quality should the acquired properties experience a change in operators or key leadership personnel, particularly in the transition period immediately following such changes. There is no assurance that one or more adequate replacement property managers capable of managing this portfolio of single-family rental properties would be available and willing to assume MSR’s duties upon terms (including the compensation) that are the same or more favorable than those set forth in the property management agreement between HOME Borrower and MSR. Even if one or more replacement property managers were engaged, there is no assurance that such replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions.

If any of these foregoing risks materialize, this would have a material adverse effect on the performance of these properties or could cause a default of RESI's obligations under the MSR loan agreement, and RESI's business, results of operations and financial condition would therefore be materially harmed.

RESI may be materially and adversely affected by risks affecting the single-family rental properties in which its investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

RESI's assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which RESI has a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect RESI. Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of RESI's portfolio by geography, single-family rental property characteristics and/or borrower or tenant demographics. Such concentration could increase the risk of loss to RESI if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties or borrowers are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. A material decline in the demand for single-family housing or rentals in the areas where RESI owns assets may materially and adversely affect RESI. Lack of diversification can increase the correlation of non-performance and foreclosure risks among RESI's investments. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Short-term leases of residential property expose RESI more quickly to the effects of declining market rents.

We anticipate that a majority of RESI's leases to tenants of SFR properties will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate RESI's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because RESI has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

RESI may be unable to secure funds for future tenant or other capital improvements, which could limit its ability to attract or replace tenants.

When RESI acquires or otherwise takes title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, RESI generally will be required to expend funds for property restoration and leasing commissions in order to lease the property. If RESI has not established reserves or set aside sufficient funds for such expenditures, it may have to obtain financing from other sources, as to which no assurance can be given. RESI may also have future financing needs for other capital improvements to restore its properties. If RESI needs to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, RESI may be unable or unwilling to make capital improvements or it may be required or may choose to defer such improvements. If this happens, RESI's properties may suffer from a greater risk of obsolescence or decreased marketability, a decline in value or decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If RESI does not have access to sufficient funding in the future, it may not be able to make necessary capital improvements to its properties, and its properties’ ability to generate revenue may be significantly impaired. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

RESI's revenue and expenses are not directly correlated, and, because a large percentage of its costs and expenses are fixed and some variable expenses may not decrease over time, it may not be able to adapt its cost structure to offset any declines in its revenue.

Many of the expenses associated with RESI's business, such as acquisition costs, restoration and maintenance costs, HOA fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. RESI's assets also will likely require a significant amount of ongoing capital expenditure. RESI's expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as RESI's portfolio grows through additional property acquisitions. By contrast, RESI's revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in its markets. As a result, RESI may not be able to fully, or even partially, offset any increase in its expenses with a corresponding increase in its revenues. In addition, state and local regulations may require RESI to maintain its properties, even if the cost of maintenance is greater than the potential benefit. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Competition could limit RESI's ability to lease single-family rental properties or increase or maintain rents.

RESI's SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. RESI's competitors’ single-family rental properties may be better quality, in a more desirable location or have leasing terms more favorable than RESI can provide. In addition, RESI's ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given RESI's significant competition, we cannot assure you that it will be successful in acquiring or managing SFR properties that generate favorable returns, which would materially and adversely affect our ability to generate management fees.

If rents in RESI's markets do not increase sufficiently to keep pace with rising costs of operations, its operating results and cash available for distribution will decline.

The success of RESI's business model will substantially depend on conditions in the SFR property market in its geographic markets. RESI's asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, RESI's operating results and cash available for distribution will be lower than expected, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including the following:

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

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family residential properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in RESI's markets would adversely affect its operating results and cash available for distribution, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees.

Poor tenant selection and defaults by RESI's tenants may materially and adversely affect RESI.

RESI's success will depend, in large part, upon its ability to attract and retain qualified tenants for its properties. This will depend, in turn, upon RESI's ability to screen applicants, identify good tenants and avoid tenants who may default. RESI will inevitably make mistakes in its selection of tenants, and it may rent to tenants whose default on its leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect RESI. For example, tenants may default on payment of rent; make unreasonable and repeated demands for service or improvements; make unsupported or unjustified complaints to regulatory or political authorities; make use of RESI's properties for illegal purposes; damage or make unauthorized structural changes to its properties that may not be fully covered by security deposits; refuse to leave the property when the lease is terminated; engage in domestic violence or similar disturbances; disturb nearby residents with noise, trash, odors or eyesores; fail to comply with HOA regulations; sub-let to less desirable individuals in violation of RESI's leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to RESI's properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, RESI will incur turnover costs associated with re-leasing the properties, such as marketing expenses and brokerage commissions, and will not collect revenue while the property is vacant. Although RESI will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that it will be successful in all or most cases. Such tenants will not only cause RESI not to achieve its financial objectives for the properties in which they live, but may subject RESI to liability, and may damage RESI's reputation with its other tenants and in the communities where it does business. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

A significant uninsured property or liability loss could have a material adverse effect on RESI.

RESI carries commercial general liability insurance and property insurance with respect to its single-family rental properties on terms we consider commercially reasonable. However, many of the policies covering casualty losses are subject to substantial deductibles and exclusions, and RESI will be self-insured up to the amount of the deductibles and exclusions. For example, RESI may not always be fully insured against losses arising from floods, windstorms, fires, earthquakes, acts of war or terrorism or civil unrest because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, RESI could lose its capital invested in a property or group of properties as well as the anticipated future revenues from affected SFR properties or groups of properties. Further, inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent RESI from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed.

In the event that RESI incurs a casualty loss that is not fully covered by insurance, the value of its assets will be reduced by the amount of any such uninsured loss, and RESI could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Further, if an uninsured liability to a third party were to occur, RESI would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could adversely affect RESI's financial condition, operating results, cash flows and ability to make distributions on its common stock.

A significant number of RESI's single-family rental properties may be part of homeowners’ associations. RESI and its renters will be subject to the rules and regulations of such homeowners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of RESI's single-family residential properties, when acquired, may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern RESI's single-family residential properties may enact onerous or arbitrary rules that restrict RESI's ability to renovate, market or lease its SFR properties or require it to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause RESI to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and RESI may have renters who violate these HOA rules for which RESI may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern its single-family residential properties may not make important disclosures or may block RESI's access to HOA records, initiate litigation, restrict its ability to sell, impose assessments or arbitrarily change the HOA rules. RESI may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family residential property, and any such excessively restrictive or arbitrary regulations may cause RESI to sell such property, if possible, prevent it from renting such property or otherwise reduce its cash flow from such property. Any of the above-described occurrences may materially and adversely affect RESI’s and our results of operations and financial condition.

We rely on information supplied by prospective tenants in managing RESI's business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of RESI's portfolio over time. If tenant-supplied information is inaccurate or RESI's tenants’ creditworthiness declines over time, we may make poor leasing decisions and RESI's portfolio may contain more credit risk than we believe exists, which could harm RESI’s and our results of operations and financial condition.

Difficulties in selling REO properties and/or non-performing and re-performing mortgage loans could limit RESI's flexibility and/or harm its liquidity.

Federal tax laws may limit RESI's ability to earn a gain on the sale of its properties if it is found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect its willingness to sell REO properties or mortgage loans under favorable conditions or if necessary for funding purposes. RESI typically contributes REO properties that will not meet its rental profile to its taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, RESI's REO properties that it intends to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in RESI's markets may limit its ability to either sell properties that it deems unsuitable for rental or change or reduce the REO properties in its portfolio promptly in response to changes in economic or other conditions. RESI's failure to sell or delays in selling its REO properties could potentially cause a strain on its liquidity, and it may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our ability to generate management fees.

The growth of RESI's SFR portfolio, at least in the short term, is expected to be dependent on its ability to sell portfolios of our non-performing and re-performing mortgage loans and non-rental REO properties. If RESI is unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, RESI's ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on its ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-performing mortgage loans and non-rental REOs are utilized to purchase the assets off of RESI's repurchase facilities for which the assets are collateral. If a higher than expected portion of the loan sale consideration must be utilized to repurchase assets off of its facilities, RESI's ability to purchase SFR properties may also be adversely affected, which would slow the growth of its rental portfolio.

Many of RESI's assets may be illiquid, and this lack of liquidity could significantly impede its ability to vary its portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if it is required to dispose of them.

The distressed residential mortgage loans and the REO properties that RESI has acquired are relatively illiquid in that there are a limited number of qualified or interested parties to acquire the portfolios held for sale. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans or REO properties, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or REO properties or adversely affect the terms that could be obtained upon any disposition thereof. RESI has recently completed multiple sales of mortgage loan portfolios to unaffiliated third parties as a way to raise additional capital for SFR property acquisitions and will continue to evaluate the opportunistic sale of additional portfolios in the future. The timing and extent of its success in selling such assets on acceptable terms or at all cannot be predicted due to their illiquid nature. RESI's inability to sell portfolios of residential mortgage loans or REO properties on acceptable terms and/or in accordance with its anticipated timing could potentially cause a strain on its liquidity, which could materially and adversely affect RESI's financial condition.

Residential mortgage loan modification and refinance programs, future legislative action and other actions and changes may materially and adversely affect the supply of, value of and the returns on sub-performing and non-performing loans.

RESI's business model partially had been dependent on the success of loan resolution efforts and the conversion of a significant portion of those loans to SFR properties. For non-performing mortgage loans, lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. Further, in recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”) has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program (the “H4H Program”), which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program (the “HARP Program”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program, the HARP Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, RESI's portfolio of sub-performing and non-performing loans, as well as the REO properties and rental homes in its portfolio that had been acquired through the loan resolution process. Many of the loan servicers and their vendors have become the targets of regulatory or other investigations that potentially could relate to certain of the loans that had been owned by RESI or predecessor investors.

Other governmental actions may affect RESI's business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (the “DOJ”), the Department of Housing and Urban Development (“HUD”), State Attorneys General, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and certain State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet RESI's investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these CFPB or other related measures will have a significant impact on foreclosure volumes or what the timing or extent of that impact would be. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in RESI's markets.

RESI may be, or may become, subject to the regulation of various states, including licensing requirements and consumer protection statutes. RESI's failure to comply with any such laws, if applicable to it, would adversely affect its ability to implement its business strategy, which could materially and adversely affect RESI. If these risks are realized by RESI, our ability to generate management fees would be harmed and our results of operations and financial condition could be materially and adversely affected.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable to RESI and RESI is not able to obtain such licenses in a timely manner or at all, its ability to implement its business strategy could be adversely affected, which could materially and adversely affect RESI.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. RESI has owned its loans in Delaware statutory trusts with a nationally-chartered bank as the trustee. Therefore, it has not held hold any such licenses. Because RESI has contributed its acquired residential mortgage loans to wholly-owned trusts whose trustee is a nationally-chartered bank, it may be exempt from state licensing requirements. However, there is no assurance that RESI will not be determined to have been required to obtain such licenses. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Fair values of RESI's mortgage loans may not be precise and may materially and adversely affect its operating results and credit availability, which, in turn, would materially and adversely affect RESI.

The values of RESI's mortgage loans may not be precisely determinable. We measure the fair value of RESI's mortgage loans monthly, but the fair value at which RESI's mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, our fair value determination is only an estimate based on a number of factors incorporated into our mortgage loan valuation model and requires judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our assessment of the fair value of RESI's mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of RESI's mortgage loans are directly charged or credited to earnings for the period. If RESI were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of RESI's mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying RESI's mortgage loans and recognize unrealized gains in each period when RESI's mortgage loans are transferred to real estate owned. The fair value of residential properties is estimated using broker price opinions (“BPOs”) provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. RESI's results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Challenges to the MERS® System could materially and adversely affect RESI.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’ legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’ ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described with respect to “RESI's inability to promptly foreclose upon defaulted residential mortgage loans could increase its cost of doing business and/or diminish its expected return on investments” may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect RESI, which could materially and adversely affect our results of operations and financial condition.

We utilize analytical models and data in connection with the valuation of RESI's investments, and any incorrect, misleading or incomplete information used in connection therewith would subject RESI to potential risks.

Given the complexity of RESI's investments and strategies, we must rely heavily on models and data, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value RESI's assets or potential investments and also in connection with performing due diligence on RESI's investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, RESI may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether, all of which could adversely affect our ability to generate management fees.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals may materially and adversely affect RESI.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of RESI's investments. A prolonged recession and a slow recovery could materially and adversely affect RESI as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for SFR properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate, which may be accentuated since we expect RESI to generally have rent terms of one to two years;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates and availability and terms of debt financing; and

•	economic conditions that could cause an increase in RESI's operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy RESI's real estate properties and, as a result, their ability to pay rent to RESI.

Inflation or deflation may adversely affect RESI's results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than RESI's rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in RESI's expenses. Accordingly, inflation or deflation may adversely affect RESI's results of operations and cash flows, which could materially and adversely affect our ability to generate management fees.

Changes in applicable laws or noncompliance with applicable law could materially and adversely affect RESI.

As an owner of real estate, RESI is required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to RESI's business operations. Noncompliance with laws or regulations could expose RESI to liability.

Lower revenue growth or significant unanticipated expenditures may result from RESI's need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of RESI's SFR properties, including changes to building codes and fire and life-safety codes. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Single-family residential properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a single-family residential property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent RESI initiates foreclosure proceedings, some of its properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect RESI.

RESI's acquisition activities are subject to many risks. RESI may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, RESI's acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to RESI's properties, or if any adverse condition exists with respect to RESI's properties that is in excess of its insurance coverage, RESI might have to pay substantial sums to settle or cure it, which could materially and adversely affect RESI. The properties RESI acquires may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect RESI's ability to operate such properties as it intends. This, in turn, could materially and adversely affect our ability to generate management fees.

The costs and amount of time necessary to secure possession and control of a newly acquired property may exceed our assumptions, which would delay RESI's receipt of revenue from, and return on, the property.

Upon acquiring a property, RESI may have to evict occupants who are in unlawful possession before it can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations, RESI's and our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Eminent domain could lead to material losses on RESI's investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which RESI's properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow RESI to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in RESI's markets. Any of these events can cause a material loss to RESI, which could materially and adversely affect our ability to generate management fees.

RESI likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As RESI grows in scale, it may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the single-family rental property market. Additional actions that may be targeted at RESI include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental property. While we intend to conduct RESI's rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against RESI on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect RESI.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against RESI or may lobby state and local legislatures to pass new laws and regulations to constrain RESI's business operations. If they are successful in any such endeavors, they could directly limit and constrain RESI's business operations and impose on RESI significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect RESI, which could materially and adversely affect our ability to generate management fees.

Security breaches and other disruptions could compromise RESI's and/or our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of RESI's and our business, we, through ASPS, MSR or RESI's mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of RESI's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect RESI and/or us.

RESI may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, RESI may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its single-family residential properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage RESI may have for such events, which could materially and adversely affect RESI. The presence of such substances or the failure to properly remediate the contamination may adversely affect RESI's ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect RESI's ability to borrow against, sell or rent the affected property. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

RESI properties will be subject to property and other taxes that may increase over time.

RESI will be responsible for property taxes for its single-family residential properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If RESI fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect RESI's yield from rental properties. Any such occurrence may materially and adversely affect RESI which, in turn, could materially and adversely affect us.

If RESI is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to RESI and us.

RESI does not intend or expect to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, RESI will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically single-family rental assets. To the extent that the SEC determines that RESI is in fact an investment company, RESI intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity's be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by RESI of non-real estate assets without the acquisition of substantial real estate assets could cause RESI to meet the definitions of an “investment company.” If RESI is deemed to be an investment company, RESI may be required to register as an investment company if it is unable to dispose of the disqualifying assets, which could have a material adverse effect on RESI.

Registration under the Investment Company Act would require RESI to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	prohibitions on transactions with affiliates and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase RESI's operating expenses.

If RESI were required to register as an investment company but failed to do so, it would be prohibited from engaging in its business, and criminal and civil actions could be brought against it.

Registration with the SEC as an investment company would be costly, would subject RESI to a host of complex regulations and would divert attention from the conduct of RESI's business. In addition, if RESI purchases or sells any real estate assets to avoid becoming an investment company under the Investment Company Act, it could materially adversely affect its net asset value, the amount of funds available for investment and its ability to pay distributions to its stockholders. Any such occurrences would adversely impact our income from the management fees paid by RESI.

Risks Related to RESI's Qualification as a REIT

RESI’s failure to qualify as a REIT would materially and adversely affect RESI and us.

RESI made an election to be treated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2013. However, we cannot assure you that RESI will remain qualified as a REIT. Moreover, RESI's qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that RESI's actual results of operations for any particular taxable year will satisfy such requirements. If RESI fails to qualify as a REIT in any taxable year, it will face serious tax consequences that will substantially reduce the funds available for distribution to its stockholders because:

•	RESI would not be allowed a deduction for dividends paid to stockholders in computing its taxable income;

•	RESI could be subject to the federal alternative minimum tax to a greater extent and possibly increased state and local taxes; and

•
Unless RESI is entitled to relief under certain federal income tax laws, it could not re-elect REIT status until the fifth calendar year after the year in which it failed to qualify as a REIT. In addition, if RESI fails to qualify as a REIT, it will no longer be required to make distributions.

As a result of all these factors, RESI's failure to qualify as a REIT could impair its ability to expand its business and raise capital, and it could materially and adversely affect RESI and the market price of its common stock. If these risks are realized by RESI, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

RESI's tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

RESI does not accrue interest income or market discount on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, RESI could be subject to entity level excise tax as a result of “deficiency dividends” that it may be required to pay to its stockholders at the time of such an adjustment to its income in order to maintain its qualification as a REIT. This, in turn, could materially and adversely affect our ability to generate management fees.

Compliance with REIT requirements may cause RESI to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return.

To qualify as a REIT, RESI is required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of its assets, its financing, hedging and investment strategies, the ownership of its stock and amounts it distributes to its stockholders. Compliance with the REIT requirements may preclude RESI from certain financing or hedging strategies or cause it to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return. For example, RESI may be required to pay distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.

Compliance with REIT requirements may force RESI to liquidate otherwise attractive investments, which could materially adversely affect RESI.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of RESI's assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 25% of the value of RESI's assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in RESI's qualified REIT subsidiaries and its taxable REIT subsidiaries, its investment in the value of any one issuer’s securities may not exceed 5% of the value of its total assets, and it may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, RESI may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect RESI. This, in turn, could materially and adversely affect our ability to generate management fees.

Failure to make required distributions would subject RESI to federal corporate income tax.

We intend to continue to operate RESI in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, RESI generally is required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. To the extent that RESI satisfies this distribution requirement, but distribute less than 100% of its REIT taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, RESI will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the Code.

The IRS may deem the gains from sales of RESI's properties to be subject to a 100% prohibited transaction tax.

From time to time, RESI may be forced to sell properties that do not meet its investment objectives or it may need to sell properties, mortgage loans or other assets either because they do not meet its rental portfolio objectives or to satisfy its REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If RESI were to purchase real estate assets with a view toward re-selling them, it could be considered a “dealer” of real estate, which could cause RESI to fail to meet its REIT requirements or such sales could be considered “prohibited transactions.” Because RESI has historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that it purchases as part of all-or none portfolios that are not acceptable for its portfolio and necessary to sell. Typically, RESI contributes REO properties that it determines will not meet its rental portfolio criteria to its taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. In addition, RESI has been selling its non-performing loan portfolios from its qualified REIT subsidiaries, but RESI expects to limit such portfolios to fewer than six in any calendar year based on guidance that fewer than six sales per year would not result in these transactions being “prohibited transactions.” The IRS may deem one or more sales of RESI's properties to be “prohibited transactions.” If the IRS takes the position that RESI has engaged in a “prohibited transaction” (i.e., if RESI sells a property held by us primarily for sale in the ordinary course of our trade or business), then any gain it recognizes from such sale would not disqualify RESI as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that RESI will be able to qualify for the safe harbor. RESI does not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate management fees.

The “taxable mortgage pool” rules may increase the taxes that RESI or RESI’s stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (“RIC”) common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

In the future, RESI could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution.

RESI's Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited. In the future, RESI could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution. RESI's Board of Directors will make determinations regarding distributions based upon various factors, including its historical and projected financial condition and requirements, liquidity and results of operations, financing covenants, maintenance of its REIT qualification, applicable law and other factors, as its Board of Directors may deem relevant from time to time. To the extent that RESI is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, it could be materially and adversely affected. To the extent RESI may have to raise equity capital, it may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect its ability to make distributions to its stockholders. This, in turn, could materially and adversely affect our ability to generate management fees.

Even if RESI qualifies as a REIT, it may be subject to tax liabilities that could materially and adversely affect RESI.

Even if RESI qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, RESI could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain its qualification as a REIT. In order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” RESI may also move or hold some of its assets or conduct activities through a TRS. In addition, if RESI lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to RESI, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to RESI's stockholders.

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure RESI's transaction with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that RESI will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on RESI and us.

RESI may be subject to legislative or regulatory tax changes that could materially and adversely affect RESI.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. RESI and its stockholders could be materially and adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation. This, in turn, could materially and adversely affect our ability to generate management fees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are 36C Strand Street, Christiansted, VI 00820.

On April 16, 2015, we entered into a lease with respect to office space in Christiansted, St. Croix in the USVI. The lease has an initial term of five years from the date we first occupy the premises, and we have an option to extend the lease for an additional five-year term. The office space under the lease is approximately 5,000 square feet and is located at Plot No. 56, Estate Southgate Farm, Christiansted, VI 00820.

The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. The landlord is required to make renovations and build offices in the premises under the lease, and the renovations are expected to be completed during the second quarter of 2017. During the renovation period, the landlord has provided us with approximately 4,000 square feet of temporary space, located at 36C Strand Street, Christiansted, VI 00820, at a rent of $4,000 per month.

In addition, we entered into a lease of approximately 5,700 square feet of office space in Bangalore, India for the 38 employees of our India subsidiary. The lease, which commenced on October 16, 2015, has an initial term of five years and requires monthly payments of 291,159 Indian rupees (approximately $4,300 United States dollars) per month.

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2016 or which settled during 2016:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, Mr. Erbey and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, ASPS, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On December 16, 2016, the case was reassigned to a new Judge, U.S. District Court Judge Harvey Bartle, III, in the Eastern District of Pennsylvania. There has been no activity in this case since the re-assignment to Judge Bartle.

We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of RESI and AAMC.

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

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming RESI, AAMC, ASPS and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws.

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant RESI filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted RESI's and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

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

On May 13, 2016, we and RESI each filed motions to dismiss the Sokolowski action.

In early October 2016, we received notice that the plaintiffs and Ocwen had reached a settlement agreement in principal to resolve the Sokolowski action without any liability to the other defendants, including RESI and AAMC. On October 18, 2016, the Memorandum of Understanding with respect to the settlement was filed under seal with the Court. A hearing was scheduled and occurred on January 19, 2017 for final disposition of the case, and on January 20, 2017, the court entered an order approving the settlement and closing the case with no liability for either RESI or us.

As a result of the foregoing descriptions of our legal proceedings, management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE MKT under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	2016		2015
Quarter ended	High	Low	High	Low
March 31	$20.01	$11.77	$342.85	$156.33
June 30	24.37	12.20	259.95	140.50
September 30	18.50	12.55	147.10	23.55
December 31	57.75	21.18	38.00	11.34

The number of holders of record of our common stock as of February 22, 2017 was 50. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 9 to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2016 is incorporated herein by reference.

During the fiscal year ended December 31, 2016, no equity securities were sold by us that were not registered under the Securities Act of 1933, as amended.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2016.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2016, we have remaining approximately $39.5 million authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2016.

Below is a summary of our stock repurchases for the quarter ending December 31, 2016 ($ in thousands, except per share amounts).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased under Plans or Programs (2)
October 1, 2016 to October 31, 2016	58,099	$30.64	1,009,196	$41,865
November 1, 2016 to November 30, 2016	—	—	1,009,196	41,865
December 1, 2016 to December 31, 2016	100,000	24.00	1,109,196	39,465
For the quarter ended December 31, 2016	158,099	$26.44	1,109,196	$39,465
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

The number of shares in the table above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the year ended December 31, 2016, 3,540 shares were reacquired at a weighted average per share price of $13.05 pursuant to our equity incentive plan.

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

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014	2015	2016
Altisource Asset Management Corporation	$546.67	$6,200.00	$2,067.47	$114.40	$356.67
S&P 500	100.47	130.22	145.05	144.00	157.73
Dow Jones U.S. Asset Manager Index	102.86	147.79	159.28	140.23	152.29

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The following table sets forth selected financial data derived from our audited consolidated financial statements ($ in thousands, except per share data). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	March 15, 2012 (inception) to December 31, 2012
Total revenue	$19,991	$248,099	$423,298	$72,297	$—
Net (loss) income attributable to common stockholders	(4,935)	(3,290)	59,679	(5,293)	(46)
(Loss) earnings per basic share	(2.93)	(1.59)	26.31	(2.26)	(0.02)
(Loss) earnings per diluted share	(2.93)	(1.59)	21.07	(2.26)	(0.02)

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$65,748	$2,518,601	$2,756,447	$1,402,811	$105,815
Repurchase and loan agreements	—	763,369	1,013,133	600,089	—
Other secured borrowings	—	502,599	321,698	—	—

Prior to January 1, 2016, we concluded that RESI was a VIE; therefore, we consolidated the accounts of RESI in our consolidated financial statements. Effective January 1, 2016, we adopted the provisions of ASU 2015-02 and performed an analysis of our relationship with RESI pursuant to the amended guidance. We determined that the compensation we receive in return for our services to RESI is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, RESI is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of RESI. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to our equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to RESI from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in RESI as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees and expense reimbursements received from RESI under the Current AMA, and our consolidated expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Due to the significance of RESI's consolidated financial statements to our historical consolidated financial statements in periods prior to January 1, 2016, our consolidated financial statements have limited comparability with our consolidated financial statements in prior periods.

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

Our primary client currently is RESI, a publicly-traded REIT focused on acquiring and managing quality, affordable SFR properties for working class families throughout the United States. RESI is currently our primary source of revenue and will drive our results.

Prior to January 1, 2016, we had concluded that RESI was a VIE that we consolidated in our consolidated financial statement. Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we determined that RESI is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of RESI. Due to the significance of RESI's accounts to the Company's historical consolidated financial statements, the comparability of the Company's consolidated financial statements as of and for the year ended December 31, 2016 have limited comparability with periods ending on or before December 31, 2015.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the BMA. We consolidate NewSource in our consolidated financial statements.

Management Overview
The 2016 fiscal year was a transformative period for RESI under our management. During 2016, we focused on RESI’s goal of directly acquiring SFR properties as it transitions to a 100% SFR equity REIT. Under our guidance, RESI's portfolio of rental properties increased by 215% from 2,732 properties at December 31, 2015 to 8,603 properties at December 31, 2016, primarily due to the HOME SFR Transaction and other SFR acquisitions completed throughout the year. In addition, we have assisted RESI in the resolution and/or sale of a majority of its remaining mortgage loans, resulting in a decrease in its loan portfolio by approximately 54% from 7,036 loans with an aggregate UPB of $1.8 billion at December 31, 2015 to 3,474 loans with an aggregate UPB of $823.3 million at December 31, 2016. RESI's disposition of re-performing and non-performing loans has continued in the ordinary course in the first quarter of 2017.

On September 30, 2016, we facilitated RESI’s completion of its acquisition of 4,262 high-yielding SFR properties for an aggregate purchase price of $652.3 million in two separate seller financed transactions. The properties were acquired from investment funds sponsored by Amherst Holdings, LLC (“Amherst”). The HOME SFR Transaction enhances RESI's presence in new and existing strategic target markets, including Florida, Texas, Georgia and Tennessee. Following completion of the HOME SFR Transaction, RESI has now exceeded 4,500 rented properties, which, commencing in the fourth quarter of 2016, drives an increase in the Base Management Fee to 2% of RESI’s average invested capital and an increase in the Incentive Management Fee percentage to 25% of the amount by which RESI exceeds its required return on invested capital threshold.

In connection with the HOME SFR Transaction, we facilitated RESI’s seller financing, through its subsidiary that acquired the properties (“HOME Borrower”), of approximately $489.3 million, representing 75% of the aggregate purchase price for the HOME SFR Transaction. This loan (the “MSR Loan”) was made pursuant to a loan agreement between MSR Lender, LLC with an ultimate maturity date of up to November 9, 2021 and a floating interest rate of one-month LIBOR plus a fixed spread. We believe that the terms of the MSR Loan were attractive to RESI in comparison to the financing terms otherwise available to it and will satisfy RESI’s financing requirements for the 4,262 SFR properties acquired for the foreseeable future.

In connection with the MSR Loan, we facilitated RESI’s retention of MSR, the current property manager for the acquired portfolio (the “HOME SFR Portfolio”) prior to the HOME SFR Transaction, to provide property management services, including leasing and lease management, operations, maintenance, repair and property management services to RESI with respect to the HOME SFR Portfolio. This new property management relationship has diversified RESI’s property management infrastructure already in place with ASPS. We believe that the property management agreements with MSR and ASPS are, and will be, key drivers of efficiency and cost management in our business model for RESI and will provide it with scalable, established, geographically dispersed property management infrastructures to support RESI’s portfolios of SFR properties. Importantly, RESI’s external property management structure allows it to achieve scale in its SFR portfolio without incurring the substantial costs of developing its own nationwide property management infrastructure, which we believe will allow RESI to meet its return objectives and give us the potential to earn Incentive Management Fees.

We are continuing efforts to acquire additional portfolios for RESI from Amherst. On February 28, 2017, we negotiated a non-binding letter of intent for RESI to purchase up to an additional 3,500 rental homes with seller financing from two entities sponsored by Amherst, with the first closing expected to occur in the first quarter of 2017. This transaction is subject to negotiation of definitive purchase agreements and RESI's completion of due diligence. There can be no assurance that we will be able to complete these acquisitions on a timely basis or at all.

In addition to the HOME SFR Transaction, during 2016, we continued our efforts to manage RESI’s sale of certain mortgage loans to take advantage of attractive market pricing and use the proceeds to acquire SFR assets that meet its targeted returns. Under our guidance, RESI has successfully completed the sale of 1,975 NPLs during the year ended December 31, 2016. In addition, RESI completed the sale of 556 re-performing mortgage loans with an aggregate UPB of $120.3 million on January 2

3, 2017, and, on February 15, 2017, RESI agreed to the sale of an additional 2,384 mortgage loans with an aggregate UPB of $574.4 million, which is targeted to close in the second quarter of 2017. Further, we have continued to make significant progress on RESI’s sale of non-rental REO properties with 2,668 of such properties sold during 2016. We expect that mortgage loan and non-rental REO property sales will continue to enable RESI to recycle capital to purchase stabilized rental homes at attractive yields, to repurchase its common stock or to utilize the proceeds for such other purposes as it may determine under our management.

RESI's lenders continue to support its SFR strategy under our management. Our success on RESI's behalf during 2016 resulted in key improvements to RESI's financing structure, including the following:

•
In April 2016, we increased the size of RESI's loan facility with Nomura Corporate Funding Americas, LLC (“Nomura”) from $200 million to $250 million and extended the facility for an additional year to April 2017;

•
In November 2016, we increased the size of RESI's repurchase facility with Credit Suisse (“CS”) from $350.0 million to $600.0 million (subject to scheduled reductions of available financing), improved RESI's loan-to-value rates and extended the facility to November 2017; and

•
In order to optimize RESI's cash flow and leverage, concurrently with the CS amendment in November 2016, we assisted RESI in the termination of its repurchase agreement with Wells Fargo, National Association (“Wells”).

We are also exploring, on RESI's behalf, additional term financing opportunities in the marketplace to further transform RESI's debt footprint into more long-term arrangements to replace and/or supplement the shorter-term repurchase facilities.

We believe the foregoing developments are highly important to RESI's strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating for RESI at a best-in-class yield. To the extent RESI is successful in implementing this strategy under our management, the fees we earn under the Current AMA should be positively impacted. We believe the growth of RESI’s SFR portfolio, the continuing sales of its mortgage loan and non-rental REO portfolio, the transactional successes and liquidity improvement that we have facilitated throughout the year have positioned AAMC for future growth as RESI can successfully execute on its strategy under our management. If RESI can achieve our targeted metrics for its business, we believe RESI will achieve a return on invested capital that will build long term value for its stockholders while generating returns over the required hurdle rate under the Current AMA that will enable AAMC to earn growing Incentive Management Fees as RESI’s growth continues.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for RESI to capitalize on the sustained growth in SFR demand. RESI targets the moderately-priced single-family home market to acquire rental units, which in our view offer optimal yield opportunities. In the current market, tighter credit availability for lower-income buyers and the scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for working class homes, RESI's lower home acquisition costs and careful evaluation of capital expenditure requirements prior to acquisition will offer optimal yield opportunities. We view this as a significant differentiator for RESI.

Asset Management Agreement with RESI

Pursuant to the Current AMA, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of RESI's SFR properties; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide RESI with a management team and support personnel who have substantial experience in the acquisition and management of residential rental properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage RESI's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of RESI's Board of Directors to any business or entity competing against RESI in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-

performing mortgage loans or other similar assets; (b) the carrying on of a single-family rental business or (c) any other activity in which RESI engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following RESI's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without RESI's prior consent.

On March 31, 2015, we entered into the Current AMA with RESI. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) RESI's average invested capital (as defined in the Current AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of average invested capital while RESI has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by RESI for the first time during the quarter.

RESI has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the Current AMA, RESI will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf are reimbursed by RESI.

Under the Current AMA, we continue to be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to RESI achieving an average annual return on invested capital during the initial term of at least 7.0% during the then-current term. The Original AMA also had a 15 year term but provided RESI with significant termination rights, including the ability to terminate the agreement if RESI’s Board of Directors determined, in its sole discretion, that our performance was unsatisfactory or our compensation was unreasonable. However, under the Current AMA, RESI’s termination rights are significantly limited. Under the Current AMA, neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or RESI “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) RESI for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) RESI in connection with certain change of control events.

If the Current AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Metrics Affecting Our Consolidated Results

Subsequent to January 1, 2016

Subsequent to our deconsolidation of RESI effective January 1, 2016, our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of quarterly fees due to us under the Current AMA, including a Base Management Fee, an Incentive Management Fee and a Conversion Fee as described above and reimbursements of out-of-pocket expenses in our management of RESI's business. The Base Management Fee is derived as a percentage of RESI’s average invested capital, and the Conversion Fee is based on the number and value of mortgage loans and/or REO properties that RESI converts to rental properties for the first time in each period. The Incentive Management Fee is directly dependent upon RESI's financial performance being in excess of a 7.0%-8.25% minimum return on invested capital and will vary with RESI's financial performance. Expense reimbursements we receive from RESI relate primarily to travel and other out-of-pocket expenses solely related to our management of RESI's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to RESI. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than RESI share-based compensation issued to them by RESI) are the responsibility of AAMC and are not reimbursed by RESI. In addition, we receive dividends on the shares of RESI common stock that we own, which we record as other income. The amount of dividends we receive will vary with RESI's financial performance, taxable income, liquidity needs and other factors deemed relevant by RESI's Board of Directors. Lastly, we recognize changes in the fair value of our holdings of RESI common stock as other comprehensive income or loss, which will be directly dependent upon fluctuations in the market price of RESI's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses. Salaries and employee benefits includes the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation and other benefits provided to our employees for their services. Salaries and employee benefits also includes our share-based compensation granted to employees, which is a non-cash expense related to the restricted stock issued pursuant to authorized share-based compensation plans. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business.

Prior to January 1, 2016

Prior to our deconsolidation of RESI effective January 1, 2016, our operating results were heavily dependent upon RESI’s operating results. Although our results continue to be heavily dependent on RESI’s operating results, our reported consolidated results of operations for periods prior to January 1, 2016 consolidated the financial results of RESI, which were a significant component of our consolidated results. As a result of our deconsolidation of RESI, the results of operations in periods commencing on or after January 1, 2016 have limited comparability to periods prior to January 1, 2016. RESI’s results are affected by various factors, some of which are beyond our control, and the RESI financial data that is no longer a part of our financial statements includes the following:

RESI's Revenues

RESI’s revenues primarily consisted of the following:

i.
Rental revenues. Minimum contractual rents from leases were recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period.

ii.
Net realized gain on mortgage loans. RESI recorded net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may have consisted of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan.

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, RESI marked the properties to the then-most recent market value. The difference between the carrying value of the asset at the time of conversion and the then-most recent market value, based on broker price opinions (“BPOs”), was recorded in RESI's statement of operations as change in unrealized gain on mortgage loans.

iv.
Change in unrealized gains from the change in fair value of loans. After RESI's sub-performing and non-performing mortgage loans were acquired, the fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in change in unrealized gain on mortgage loans in RESI's statements of operations.

v.
Net realized gain on real estate. REO properties that did not meet RESI's investment criteria were sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

RESI's Expenses

RESI's expenses primarily consisted of residential property operating expenses, depreciation and amortization, selling costs and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursements as well as fees to us from RESI under the applicable asset management agreement. Residential property operating expenses were expenses associated with RESI's ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization was a non-cash expense associated with the ownership of real estate, which was depreciated on a straight-line basis over a fixed life. Selling costs and impairment represented RESI's estimated and actual costs to sell a property or mortgage loan and an amount that represented the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs were primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consisted of the costs to borrow money in connection with RESI's debt financing of its portfolios. General and administrative expenses consisted of the costs related to the general operation and overall administration of RESI's business. Under the Original AMA, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provide on RESI’s behalf and other personnel costs and corporate overhead. Under the Current AMA, there are no general expense or salary reimbursements except for the compensation and benefits of the general counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf. The fees from RESI consisted of compensation due from RESI under the applicable asset management agreement. Under the Original AMA, fees due from RESI were based on the amount of cash available for distribution to its stockholders for each period. Under the Current AMA, the management fees we receive from RESI are based on a combination of a percentage of RESI's invested capital, a conversion fee for assets that convert to single-family rentals during each period and RESI's return on invested capital. The percentage payment on each of these metrics will vary based on RESI's number of leased properties. The fees due from RESI under the respective asset management agreements were eliminated in consolidation but increased our net income by reducing the amount of net income attributable to non-controlling interest.

Summary Management Reporting Information

Prior to our deconsolidation of RESI, we evaluated the operations of AAMC on a stand-alone basis in addition to evaluating our consolidated financial performance, which included the results of RESI and NewSource under U.S. GAAP. In evaluating our operating performance and managing our business under the Original AMA, we considered the incentive management fees and reimbursement of expenses paid to us by RESI as well as our stand-alone operating expenses. We maintained our internal management reporting on this basis. The following table presents our consolidating balance sheet and statement of operations, which are reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of investment in subsidiaries, elimination of intercompany receivables and payables, elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column.

Upon our adoption of ASU 2015-02, we are no longer required to consolidate the results of RESI. Therefore, we do not present the table for the current period.

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business on a stand-alone basis. This information should be considered in addition to, and not as a substitute for, our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2015
(In thousands)

	RESI (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$13,233	$—	$—	$—	$13,233
Change in unrealized gain on mortgage loans	88,829	—	—	—	88,829
Net realized gain on mortgage loans	58,061	—	—	—	58,061
Net realized gain on mortgage loans held for sale	36,432	—	—	—	36,432
Net realized gain on real estate	50,932	—	—	—	50,932
Interest income	611	564	—	(563)	612
Conversion fee	—	—	1,037	(1,037)	—
Base management fee	—	—	14,565	(14,565)	—
Incentive management fee	—	—	7,994	(7,994)	—
Expense reimbursements	—	—	750	(750)	—
Total revenues	248,098	564	24,346	(24,909)	248,099
Expenses:
Salaries and employee benefits	—	—	16,294	—	16,294
Legal and professional fees	6,480	199	6,632	(2,000)	11,311
Residential property operating expenses	66,266	—	—	—	66,266
Real estate depreciation and amortization	7,472	—	—	—	7,472
Selling costs and impairment	72,230	—	—	—	72,230
Mortgage loan servicing costs	62,346	—	—	—	62,346
Interest expense	53,694	—	—	(563)	53,131
General and administrative	6,101	—	2,232	(750)	7,583
Management fees	22,966	630	—	(23,596)	—
Total expenses	297,555	829	25,158	(26,909)	296,633
Other income:
Dividend income	1,518	—	211	(1,729)	—
Other income	2,000	—	—	(2,000)	—
Total other income	3,518	—	211	(3,729)	—
Loss before income taxes	(45,939)	(265)	(601)	(1,729)	(48,534)
Income tax expense	66	—	288	—	354
Net loss	(46,005)	(265)	(889)	(1,729)	(48,888)
Net loss attributable to non-controlling interest in consolidated affiliate	—	—	—	45,598	45,598
Net loss attributable to stockholders	$(46,005)	$(265)	$(889)	$43,869	$(3,290)

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2014
(In thousands)

	RESI (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$1,564	$—	$—	$—	$1,564
Change in unrealized gain on mortgage loans	350,822	—	—	—	350,822
Net realized gain on mortgage loans	55,766	—	—	—	55,766
Net realized gain on mortgage loans held for sale	2,771	—	—	—	2,771
Net realized gain on real estate	9,482	—	—	—	9,482
Interest income	2,893	156	—	(156)	2,893
Base management fee	—	—	941	(941)	—
Incentive management fee	—	—	67,949	(67,949)	—
Expense reimbursements	—	—	6,070	(6,070)	—
Total revenues	423,298	156	74,960	(75,116)	423,298
Expenses:
Salaries and employee benefits	—	—	5,217	—	5,217
Legal and professional fees	4,657	152	2,352	—	7,161
Residential property operating expenses	26,018	—	—	—	26,018
Real estate depreciation and amortization	1,067	—	—	—	1,067
Selling costs and impairment	21,788	—	—	—	21,788
Mortgage loan servicing costs	68,181	—	—	—	68,181
Interest expense	35,812	—	—	(165)	35,647
General and administrative	11,471	4,016	3,581	(6,070)	12,998
Management fees	67,949	941	—	(68,890)	—
Total expenses	236,943	5,109	11,150	(75,125)	178,077
Other income	2,543	5,015	9	(2,160)	5,407
Income before income taxes	188,898	62	63,819	(2,151)	250,628
Income tax expense	45	—	2,051	—	2,096
Net income	188,853	62	61,768	(2,151)	248,532
Net income attributable to non-controlling interest in consolidated affiliate	—	—	—	(188,853)	(188,853)
Net income attributable to stockholders	$188,853	$62	$61,768	$(191,004)	$59,679

Altisource Asset Management Corporation
Consolidating Balance Sheet
December 31, 2015
(In thousands)

	RESI (GAAP)	NewSource stand-alone (non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Assets:
Real estate held for use:
Land	$56,346	$—	$—	$—	$56,346
Rental residential properties, net	224,040	—	—	—	224,040
Real estate owned	455,483	—	—	—	455,483
Total real estate held for use, net	735,869	—	—	—	735,869
Real estate assets held for sale	250,557	—	—	—	250,557
Mortgage loans at fair value	960,534	—	—	—	960,534
Mortgage loans held for sale	317,336	—	—	—	317,336
Cash and cash equivalents	116,702	4,583	63,259	—	184,544
Restricted cash	20,566	—	—	—	20,566
Accounts receivable, net	45,903	—	123	—	46,026
Related party receivables	2,180	—	—	(2,180)	—
Investment in affiliate	—	—	12,007	(12,007)	—
Prepaid expenses and other assets	1,126	5	2,028	10	3,169
Total assets	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601
Liabilities:
Repurchase and loan agreements	$763,369	$—	$—	$—	$763,369
Other secured borrowings	502,599	—	—	—	502,599
Accrued salaries and employee benefits	—	—	4,006	—	4,006
Accounts payable and accrued liabilities	32,448	1,546	722	—	34,716
Related party payables	—	—	2,180	(2,180)	—
Total liabilities	1,298,416	1,546	6,908	(2,180)	1,304,690
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	249,133	—	249,133
Equity:
Common stock	556	—	26	(556)	26
Additional paid-in capital	1,202,418	7,000	21,089	(1,207,088)	23,419
(Accumulated deficit) retained earnings	(50,617)	(3,958)	55,245	50,008	50,678
Treasury stock	—	—	(254,984)	—	(254,984)
Total stockholders' equity	1,152,357	3,042	(178,624)	(1,157,636)	(180,861)
Non-controlling interest in consolidated affiliate	—	—	—	1,145,639	1,145,639
Total equity	1,152,357	3,042	(178,624)	(11,997)	964,778
Total liabilities and equity	$2,450,773	$4,588	$77,417	$(14,177)	$2,518,601

Primary Driver of Our Operating Results

Our performance in each particular period will be affected by our ability to manage RESI’s business and rental portfolio effectively. If there are declines in RESI’s performance in either return on invested capital or in growing RESI’s rental portfolio and related operating metrics, our fees in each such period would be adversely affected. Conversely, if there are improvements in RESI’s performance in either return on invested capital or in growing RESI’s rental portfolio and related operating metrics, our fees in each period would be positively affected. RESI's operating results historically have been affected by various factors including, but not limited to, the number and performance of RESI's SFR properties, its ability to use financing to grow its SFR portfolio, its ability to convert mortgage loans into SFR properties, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for RESI affects our ability to generate management fees, which are our primary source of income.

Under the Current AMA, we are entitled to a Base Management Fee, a Conversion Fee and an Incentive Management Fee. The Base Management Fee, which is derived as a percentage of RESI’s average invested capital, provides us with quarterly minimum revenues that are meant to cover our employment and other overhead costs and expenses. The Conversion Fee is based on the number and value of mortgage loans and/or REO properties that RESI converts to rental properties for the first time in each period and will fluctuate over time. The Incentive Management Fee is earned only if RESI exceeds the current required return threshold on invested capital (as defined in the Current AMA).

With respect to our Incentive Management Fee, in the event RESI’s return on invested capital is below the required hurdle rate in a quarter, a return rate shortfall in Incentive Management Fees is created that is carried forward and added to the next quarter's hurdle for the seven most recent trailing quarters or until the shortfall is reduced by RESI's future performance above the hurdle rate. As of December 31, 2016, the aggregate return shortfall from the prior seven quarters under the Current AMA was approximately 47.27% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter. If and when the trailing seven quarter performance of RESI allows RESI to meet the hurdle return rate for the Incentive Management Fee, AAMC will then earn an Incentive Management fee for the quarter of 25% of the amount by which RESI’s return exceeds the hurdle.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014. Because the results of RESI were consolidated into our financial statements for all periods prior to January 1, 2016, the results of operations for periods beginning on or after January 1, 2016 are not comparable to the results of periods prior to January 1, 2016. As such, the disclosures set forth below do not compare the results of operations attributable to RESI to those of AAMC, including its wholly owned subsidiaries, from period to period.

We eliminate all intercompany amounts in our consolidated financial statements, which included elimination of management fees paid or owed to us by RESI for periods prior to January 1, 2016. However, the effect of such amounts received from RESI is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to non-controlling interest for such prior periods.

We did not recognize any rental revenues, change in unrealized gain on mortgage loans, net realized gain on mortgage loans, net realized gain on mortgage loans held for sale, net realized gain on real estate, residential property operating expenses, real estate depreciation and amortization, selling costs and impairment, mortgage loan servicing costs or interest expense during the year ended December 31, 2016. All amounts recorded in our consolidated financial statements for these captions in 2015 and 2014 are attributable to RESI. In addition, the net income attributable to non-controlling interest in consolidated affiliate is no longer applicable for periods beginning on or after January 1, 2016.

Fiscal Year ended December 31, 2016 Compared to Fiscal Year ended December 31, 2015

Management Fees and Expense Reimbursements

We recorded total management fees from RESI under the Current AMA of $19.2 million during the year ended December 31, 2016 compared to $23.0 million during the year ended December 31, 2015. The reduction in management fees received from RESI in 2016 was primarily due to the change in fee structure commencing April 1, 2015 upon entering into the Current AMA and decreases in RESI's average invested capital upon which the management fee is calculated.

Our management fees recorded for the year ended December 31, 2016 consisted of $17.3 million of Base Management Fees and $1.8 million of Conversion Fees. We did not receive any Incentive Management Fees under the Current AMA during the year ended December 31, 2016. Our management fees recorded from RESI during the year ended December 31, 2015 consisted of $13.9 million of Base Management Fees and $1.0 million of Conversion Fees under the Current AMA. In addition, although we did not earn Incentive Management Fees in the second, third and fourth quarters of 2015 under the Current AMA, we did earn $8.0 million in incentive management fees under the Original AMA for the first quarter of 2015.

Following the completion of the HOME SFR Transaction, RESI has now exceeded 4,500 rented properties, which, commencing in the fourth quarter of 2016, drives an increase in the Base Management Fee to 2% of RESI’s invested capital and an increase in the Incentive Management Fee percentage to 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements of $0.8 million for the year ended December 31, 2016 related to travel and other out-of-pocket costs in managing RESI's business and the employment costs related to the general counsel dedicated to RESI that are required to be reimbursed to us under the Current AMA. We received expense reimbursements of $0.8 million for the year ended December 31, 2015 related to expenses reimbursable to us under the Original AMA during the first quarter of 2015.

Prior to January 1, 2016, we eliminated all management fees and expense reimbursements from RESI in our consolidated statement of operations.

Rental Revenues

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any rental revenues during the year ended December 31, 2016. RESI's rental revenues from its residential rental properties were $13.2 million for the year ended December 31, 2015.

Change in Unrealized Gain on Mortgage Loans

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any change in unrealized gain on mortgage loans during the year ended December 31, 2016. RESI's change in unrealized gains on mortgage loans were $88.8 million for the year ended December 31, 2015, which was driven by $91.3 million of unrealized gains upon conversion of mortgage loans to REO, $122.4 million of unrealized gains from the net increase in the fair value of loans and $124.9 million of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any net realized gain on mortgage loans during the year ended December 31, 2016. RESI's net realized gains on mortgage loans was $58.1 million for the year ended December 31, 2015, during which RESI resolved or disposed of 824 mortgage loans, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net Realized Gain on Mortgage Loans Held for Sale

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any net realized gain on mortgage loans held for sale during the year ended December 31, 2016. RESI recognized $36.4 million of net realized gains on mortgage loans held for sale during the year ended December 31, 2015, primarily due to RESI's sale of 772 mortgage loans held for sale during the fourth quarter of 2015.

Net Realized Gain on Real Estate

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any net realized gain on real estate during the year ended December 31, 2016. RESI's net realized gains on real estate were $50.9 million for the year ended December 31, 2015, during which RESI disposed of 1,321 residential properties.

Interest Income

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any interest income during the year ended December 31, 2016 other than nominal interest on bank balances. RESI accreted $0.6 million of interest income on its re-performing loans acquired in June 2014 during the year ended December 31, 2015.

Salaries and Employee Benefits

Salaries and employee benefits was $17.4 million during the year ended December 31, 2016 compared to $16.3 million during the year ended December 31, 2015. This increase in salaries and benefits is primarily due to increases in our employee headcount as well as an increase in share-based compensation expense for awards granted to our employees, which was primarily due to awards being granted throughout 2015.

Legal and Professional Fees

Legal and professional fees were $2.2 million and $6.8 million during the years ended December 31, 2016 and 2015, respectively. The 2015 legal and professional fees exclude amounts attributable to RESI since we no longer consolidate RESI into our financial statements. This decrease is primarily due to a significant reduction in litigation expenses from those incurred during the 2015 related to ongoing motion practice in a litigation matter. In addition, during 2015, we had reimbursed RESI on a one-time basis an aggregate of $2.0 million of legal and professional fees associated with the negotiation of the Current AMA pursuant to a cost-sharing agreement. RESI recorded $2.0 million of corresponding other income during the same period of 2015. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by RESI were eliminated on consolidation as of December 31, 2015.

In addition to the above, legal and professional fees of $6.5 million were attributable to RESI for the year ended December 31, 2015, which includes legal and professional fees related to litigation-based expenses and to the negotiation of the Current AMA during the first quarter of 2015.

Residential Property Operating Expenses

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any residential property operating expenses during the year ended December 31, 2016. RESI incurred $66.3 million of residential property operating expenses during the year ended December 31, 2015 related to its 6,516 REO properties at December 31, 2015.

Real Estate Depreciation and Amortization

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any real estate depreciation and amortization during the year ended December 31, 2016. RESI incurred $7.5 million of real estate depreciation and amortization during the year ended December 31, 2015.

Selling Costs and Impairment

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any selling costs and impairment during the year ended December 31, 2016. RESI's selling costs of REO held for sale were $33.6 million for the year ended December 31, 2015. RESI also recognized $2.1 million in mortgage loan selling costs for the year ended December 31, 2015. Lastly, RESI recognized $36.5 million of REO valuation impairment for the year ended December 31, 2015.

Mortgage Loan Servicing Costs

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any mortgage loan servicing costs during the year ended December 31, 2016. RESI incurred $62.3 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2015.

Interest Expense

Due to our deconsolidation of RESI effective January 1, 2016, we did not recognize any interest expense during the year ended December 31, 2016. RESI incurred $53.7 million of interest expense for the year ended December 31, 2015 related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs).

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to RESI for 2015, were $4.8 million and $2.2 million for the year ended December 31, 2016 and 2015, respectively. The increase was primarily due to the higher fair value of non-employee share-based compensation awards.

In addition, general and administrative expenses of $6.1 million were attributable to RESI for the year ended December 31, 2015.

Dividend Income

During the year ended December 31, 2016, we recognized $1.0 million of dividends from RESI common stock compared to $0.2 million for the year ended December 31, 2015. This increase was primarily due to our increased holdings of RESI's common stock during 2016. Prior to January 1, 2016, we eliminated all dividends we received on our holdings of RESI common stock in our consolidated statement of operations.

Other Income

We recognized $0.1 million in other income for the year ended December 31, 2016, which represented a payment received by us in relation to a shareholder action. Other income for the year ended December 31, 2015 related primarily to RESI's receipt of dividends on its NewSource preferred stock and its receipt of payment from us related to the cost-sharing agreement for costs to negotiate the Current AMA, all of which was eliminated upon consolidation.

Fiscal Year ended December 31, 2015 Compared to Fiscal Year ended December 31, 2014

Management Fees and Expense Reimbursements

We recorded incentive management fees of $8.0 million and expense reimbursements of $0.8 million under the Original AMA for the year ended December 31, 2015, all of which related to the first quarter of 2015, prior to the effective date of the Current AMA. In addition, we recorded Base Management Fees of $13.9 million and Conversion Fees of $1.0 million under the Current AMA for the year ended December 31, 2015. We did not receive any Incentive Management Fees under the Current AMA during the year ended December 31, 2015. Lastly, under the Current AMA, we recorded a one-time $2.0 million fee in the first quarter of 2015 in connection with the negotiation of the Current AMA and the termination of the Original AMA. For the year ended December 31, 2014, we recorded management incentive fees of $67.9 million and expense reimbursements of $6.1 million under the Original AMA.

These management fees and expense reimbursements have been eliminated under U.S. GAAP in consolidation.

Rental Revenues

RESI's rental revenues increased to $13.2 million for the year ended December 31, 2015 from $1.6 million for the year ended December 31, 2014. The number of leased properties increased to 2,118 leased properties at December 31, 2015 from 336 at December 31, 2014, primarily due to RESI's acquisition of 1,314 rental properties in August 2015 and its other efforts to achieve scale in our rental portfolio.

Change in Unrealized Gain on Mortgage Loans

RESI's change in unrealized gains on mortgage loans were $88.8 million and $350.8 million for the years ended December 31, 2015 and 2014, respectively, which was driven by $91.3 million and $124.9 million, respectively, of unrealized gains upon conversion of mortgage loans to REO; $122.4 million and $241.9 million, respectively, of unrealized gains from the net increase in the fair value of loans; and $124.9 million and $22.6 million (net of $6.6 million of gains reclassified on REO sold for 2014), respectively, of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

RESI's net realized gain on mortgage loans increased to $58.1 million for the year ended December 31, 2015 from $55.8 million for the year ended December 31, 2014, primarily due to slightly improved average resolution economics. RESI resolved 727 mortgage loans at fair value during the year ended December 31, 2015 compared to 735 mortgage loans at fair value during the year ended December 31, 2014. These resolutions occurred primarily through short sales, refinancing or other liquidation events.

Net Realized Gain on Mortgage Loans Held for Sale

Net realized gain on mortgage loans held for sale increased to $36.4 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. This increase was principally due to the difference in the composition of the pools of mortgage loans sold in applicable year. The 824 mortgage loans held for sale that were sold during the year ended December 31, 2015 consisted primarily of non-performing loans that RESI sold as attractive market opportunities became available. The 770 mortgage loans held for sale that were sold during the year ended December 31, 2014 consisted of re-performing loans that were acquired during June 2014 and were sold shortly after acquisition.

Net Realized Gain on Real Estate

Net realized gain on real estate was $50.9 million for the year ended December 31, 2015, during which RESI disposed of 1,321 residential properties, compared to $9.5 million for the year ended December 31, 2014, during which RESI disposed of 221 residential properties.

Interest Income

Interest income decreased to $0.6 million for year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014 primarily due to dispositions of the re-performing loans acquired in June 2014. During the year ended December 31, 2015, RESI accreted $0.6 million into interest income with respect to these re-performing loans compared to $2.6 million for the year ended December 31, 2014.

Salaries and Employee Benefits

Salaries and employee benefits was $16.3 million during the year ended December 31, 2015 compared to $5.2 million during the year ended December 31, 2014. This increase in salaries and benefits is primarily due to increases in our employee headcount as well as the amortization of share-based compensation granted to our employees during the second half of 2014 and throughout 2015.

Legal and Professional Fees

Legal and professional fees, excluding amounts attributable to RESI, were $6.8 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively. This increase is primarily due to significant litigation expenses incurred during the 2015 related to ongoing motion practice in a litigation matter. In addition, during 2015, we reimbursed RESI $2.0 million of legal and professional fees associated with the negotiation of the Current AMA pursuant to a cost-sharing agreement. RESI recorded $2.0 million of corresponding other income. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by RESI were eliminated on consolidation as of December 31, 2015.

In addition to the above, legal and professional fees of $6.5 million and $4.7 million were attributable to RESI for the years ended December 31, 2015 and 2014, respectively. This increase includes legal and professional fees associated with the negotiation of the Current AMA during the first quarter of 2015.

Residential Property Operating Expenses

RESI incurred $66.3 million of residential property operating expenses for the year ended December 31, 2015 compared to $26.0 million for the year ended December 31, 2014, primarily due to increases in the scale of its real estate portfolio. At December 31, 2015, RESI had a total of 6,516 properties, of which 2,118 were leased, compared to 3,960 properties, of which 336 were leased, as of December 31, 2014.

Real Estate Depreciation and Amortization

RESI incurred $7.5 million of real estate depreciation and amortization for the year ended December 31, 2015 compared to a $1.1 million for the year ended December 31, 2014, reflecting the growth in its rental portfolio.

Selling Costs and Impairment

Real estate selling costs of REO held for sale were $33.6 million for the year ended December 31, 2015 compared to $13.9 million for the year ended December 31, 2014. RESI also recognized $36.5 million of REO valuation impairment for the year ended December 31, 2015 compared to $7.9 million for the year ended December 31, 2014. In addition, RESI recognized $2.1 million in mortgage loan selling costs for the year ended December 31, 2015 related to its mortgage loans held for sale.

Mortgage Loan Servicing Costs

RESI incurred $62.3 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2015 compared to $68.2 million for the year ended December 31, 2014. This reduction of servicing costs was primarily due to the conversion, sale or other disposition of RESI's mortgage loans without replenishing its loan portfolio in other loan acquisitions.

Interest Expense

RESI incurred $53.1 million of interest expense for the year ended December 31, 2015 related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs) compared to $35.6 million for the year ended December 31, 2014, when market interest rates were at historically low levels. The interest rate under RESI's repurchase and loan facilities was subject to change based on changes in the relevant index. The increase in interest expense in 2015 was primarily related to the increase in the average borrowings outstanding under our repurchase and loan agreements over the course of 2015.

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to RESI, were $2.2 million and $7.6 million for the years ended December 31, 2015 and 2014, respectively. This decrease was primarily due to premiums paid to the purchaser of NewSource's reinsurance assets in a novation transaction during the fourth quarter of 2014.

Net Income Attributable to Non-controlling Interest in Consolidated Affiliate

For entities that are consolidated, but not 100% owned, a portion of the income or loss was allocated to non-controlling interest in consolidated affiliate. For the year ended December 31, 2015, we recognized a net loss attributable RESI in our net loss attributable to non-controlling interest in consolidated affiliate of $45.6 million compared to net income attributable to RESI of $188.9 million for the year ended December 31, 2014.

Other Income

Other income for the year ended December 31, 2015 related primarily to RESI's receipt of dividends on its NewSource preferred stock and its receipt of payment from us related to the cost-sharing agreement for costs to negotiate the Current AMA, all of which was eliminated upon consolidation. Other income was $5.4 million for the year ended December 31, 2014, primarily reflecting NewSource’s net written reinsurance premiums of $5.0 million for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $40.6 million compared to $67.8 million (excluding amounts attributable to RESI) as of December 31, 2015. The reduction in the cash and cash equivalents in 2016 was primarily due to the use of cash to repurchase stock under our Board-approved repurchase plan during the year as well as payments of employee compensation and ongoing litigation and general corporate expenses. We believe the cash and cash equivalents at December 31, 2016 is sufficient to fund our operations since we are generating asset management fees as under the Current AMA and dividend income related to dividends declared and paid on the RESI common stock we own, and our only ongoing cash expenditures are lease obligations, salaries and employee benefits, legal and professional fees and general and administrative expenses, which are covered by the Base Management Fees we receive under the Current AMA.

Treasury Shares

At December 31, 2016, a total of $260.5 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $39.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net cash used in operating activities	$(192)	$(183,237)	$(135,359)
Net cash (used in) provided by investing activities (1)	(132,290)	459,657	(974,920)
Net cash (used in) provided by financing activities	(11,478)	(208,658)	1,087,061
Total cash flows	$(143,960)	$67,762	$(23,218)
_______________

(1)
Upon deconsolidation of RESI effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to RESI within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2016 by us consisted primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, the refund of amounts due to RESI under the Original AMA and an increase in receivables from RESI for management fees, which was substantially offset by management fees earned during 2016. Net cash used in operating activities for the years ended December 31, 2015 and 2014 by RESI and us consisted primarily of residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, legal and professional fees and salaries and employee benefits. The management fees earned by AAMC and paid by RESI in 2015 and 2014 were eliminated in such periods due to the consolidation of RESI into AAMC’s financial statements during such periods.

Net cash used in investing activities for the year ended December 31, 2016 by us consisted primarily of our purchases of the common stock of RESI and a reduction of reported cash due to the deconsolidation of RESI. Net cash provided by investing activities for the year ended December 31, 2015 to RESI and us consisted primarily of RESI's mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties. Net cash used in investing activities for the year ended December 31, 2014 by RESI and us consisted primarily of RESI's investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans.

Net cash used in financing activities for the year ended December 31, 2016 by us consisted primarily of repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2015 by RESI and us consisted primarily of payments for share repurchases of RESI's and our common stock under the respective share repurchase programs, payment of dividends by RESI and net repayments of RESI's borrowings. Net cash provided by financing activities for the year ended December 31, 2014 to RESI and us included proceeds from the issuance of our preferred stock and payments for share repurchases under our share repurchase program. In addition, net cash provided by financing activities for the year ended December 31, 2014 included RESI's net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016, and neither we nor RESI had any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

On April 16, 2015, we entered into a lease with respect to office space in Christiansted, St. Croix in the USVI. The lease has an initial term of five years from the date the premises are first occupied, and we have an option to extend the lease for an additional five-year term. The annual rent during the initial five-year term under the lease is $120,000, which increases to

$130,800 per annum during the renewal term. The landlord is required to make renovations and build offices in the premises under the lease, and the renovations are expected to be completed during the second quarter of 2017. During the renovation period, which is ongoing, the landlord has provided us with approximately 4,000 square feet of temporary space, located at 36C Strand Street, Christiansted, VI 00820, at a rent of $4,000 per month. As of December 31, 2016, the date upon which the initial five-year term of the lease will start is unknown but is currently expected to be during the second quarter of 2017.

In addition, we entered into a lease of approximately 5,700 square feet of office space in Bangalore, India for the 38 employees of our India subsidiary. The lease, which commenced on December 16, 2015, has an initial term of five years and requires monthly payments of 291,159 Indian rupees (approximately $4,300 United States dollars) per month.

		Amount Due during the Years ending December 31,
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Operating leases (1) (2)	$203,619	$51,441	$102,882	$49,296	$—
	$203,619	$51,441	$102,882	$49,296	$—
_______________

(1)	Excludes the operating lease related to the USVI property because the date upon which the five-year term will start is unknown.

(2)	Lease denominated in Indian rupees estimated at the exchange rate as of December 31, 2016.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2016 or 2015.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification 810, as amended by ASU 2015-02. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary.

For legal entities evaluated for consolidation, we determine whether the interests that we hold and fees paid to us qualify as a variable interest in the entity. This includes an evaluation of fees paid to us where we act as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are currently exposed to is market risk related to our investment in RESI's common stock.

Investment Risk Relating to RESI's Common Stock

We have purchased an aggregate of 1,624,465 shares of RESI common stock in open market transactions, and we may purchase additional shares of RESI common stock from time to time. If additional purchases are commenced, any such purchases of RESI common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, RESI common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on RESI’s stock price, a reduction or increase of dividends declared and paid on the RESI stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the Current AMA, RESI has the flexibility to pay up to 25% of our Incentive Management Fees in shares of RESI common stock. Should RESI make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As described in Part I, Item 4 of our Amendment No. 1 on Form 10-Q/A filed on August 16, 2016 that amended our Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016, we identified a material weakness in our internal control over financial reporting relating to the operation of our review procedures related to our consolidated financial statements and footnotes, which resulted in an error in the disclosure of loss per share of common stock for the three and six months ended June 30, 2016. In an effort to remediate this material weakness, we have enhanced our internal control over financial reporting to include additional review procedures, both manual and automated, to ensure we accurately calculate and report financial information. As of December 31, 2016, this material weakness has been remediated.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the internal control over financial reporting of Altisource Asset Management Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the significance of the revenue generated from Altisource Residential Corporation, a related party, and the Company’s reliance upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (related parties through January 16, 2015).

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2017

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2016. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1
Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 5, 2017).

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

10.2
Amendment to Asset Management Agreement, dated April 7, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.3
Commercial Lease, dated April 16, 2015 by and between St. Croix Financial Center, Inc. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 22, 2015).

10.4*†	Altisource Asset Management Corporation 2016 Preferred Stock Plan.
10.5†
Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 5, 2017).

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

Altisource Asset Management Corporation
Date:	March 1, 2017	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	March 1, 2017	By:	/s/	Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ George G. Ellison	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
George G. Ellison
/s/ Paul T. Bossidy	Director	March 1, 2017
Paul T. Bossidy
/s/ Ricardo C. Byrd	Director	March 1, 2017
Ricardo C. Byrd
/s/ Dale Kurland	Director	March 1, 2017
Dale Kurland
/s/ Nathaniel Redleaf	Director	March 1, 2017
Nathaniel Redleaf
/s/ John P. de Jongh, Jr.	Director	March 1, 2017
John P. de Jongh, Jr.
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 22, 2017, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue through its asset management agreement with Altisource Residential Corporation, a related party. Additionally, as discussed in Notes 1 and 8, the Company is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (related parties through January 16, 2015).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2017

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets:
Real estate held for use:
Land (from previously consolidated VIE as of December 31, 2015)	$—	$56,346
Rental residential properties (net of accumulated depreciation of $7,127 as of December 31, 2015 - from previously consolidated VIE)	—	224,040
Real estate owned (from previously consolidated VIE as of December 31, 2015)	—	455,483
Total real estate held for use, net	—	735,869
Real estate assets held for sale (from previously consolidated VIE as of December 31, 2015)	—	250,557
Mortgage loans at fair value (from previously consolidated VIE as of December 31, 2015)	—	960,534
Mortgage loans held for sale (from previously consolidated VIE as of December 31, 2015)	—	317,336
Cash and cash equivalents (including $116,702 from previously consolidated VIE as of December 31, 2015)	40,584	184,544
Restricted cash (from previously consolidated VIE as of December 31, 2015)	—	20,566
Available-for-sale securities (RESI common stock)	17,934	—
Accounts receivable, net (including $45,903 from previously consolidated VIE as of December 31, 2015)	—	46,026
Related party receivables	5,266	—
Prepaid expenses and other assets (including $1,126 from consolidated VIE as of December 31, 2015)	1,964	3,169
Total assets	$65,748	$2,518,601
Liabilities:
Repurchase and loan agreements (from previously consolidated VIE as of December 31, 2015)	$—	$763,369
Other secured borrowings (from previously consolidated VIE as of December 31, 2015)	—	502,599
Accrued salaries and employee benefits	4,100	4,006
Accounts payable and accrued liabilities (including $32,448 from previously consolidated VIE as of December 31, 2015)	4,587	34,716
Total liabilities	8,687	1,304,690
Commitments and contingencies (Note 7)	—	—
Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2016 and 2015; redemption value $250,000	249,340	249,133
Stockholders' (deficit) equity:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,637,629 and 1,513,912 shares issued and outstanding, respectively, as of December 31, 2016 and 2,556,828 and 2,048,223 shares issued and outstanding, respectively, as of December 31, 2015	26	26
Additional paid-in capital	30,696	23,419
Retained earnings	46,145	50,678
Accumulated other comprehensive loss	(2,662)	—
Treasury stock, at cost, 1,123,717 and 508,605 shares as of December 31, 2016 and 2015, respectively	(266,484)	(254,984)
Total stockholders' deficit	(192,279)	(180,861)
Non-controlling interest in consolidated affiliate	—	1,145,639
Total (deficit) equity	(192,279)	964,778
Total liabilities and equity	$65,748	$2,518,601

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Revenues:
Management fees from RESI	$17,334	$—	$—
Conversion fees from RESI	1,841	—	—
Expense reimbursements from RESI	816	—	—
Rental revenues	—	13,233	1,564
Change in unrealized gain on mortgage loans	—	88,829	350,822
Net realized gain on mortgage loans	—	58,061	55,766
Net realized gain on mortgage loans held for sale	—	36,432	2,771
Net realized gain on real estate	—	50,932	9,482
Interest income	—	612	2,893
Total revenues	19,991	248,099	423,298
Expenses:
Salaries and employee benefits	17,369	16,294	5,217
Legal and professional fees	2,173	11,311	7,161
Residential property operating expenses	—	66,266	26,018
Real estate depreciation and amortization	—	7,472	1,067
Selling costs and impairment	—	72,230	21,788
Mortgage loan servicing costs	—	62,346	68,181
Interest expense	—	53,131	35,647
General and administrative	4,772	7,583	12,998
Total expenses	24,314	296,633	178,077
Other income:
Dividend income on RESI common stock	1,023	—	—
Other income	71	—	5,407
Total other income	1,094	—	5,407
(Loss) income before income taxes	(3,229)	(48,534)	250,628
Income tax expense	1,706	354	2,096
Net (loss) income	(4,935)	(48,888)	248,532
Net loss (income) attributable to non-controlling interest in consolidated affiliate	—	45,598	(188,853)
Net (loss) income attributable to stockholders	$(4,935)	$(3,290)	$59,679

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(2.93)	$(1.59)	$26.31
Weighted average common stock outstanding – basic	1,752,302	2,202,815	2,261,968

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(2.93)	$(1.59)	$21.07
Weighted average common stock outstanding – diluted	1,752,302	2,202,815	2,832,188

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net (loss) income attributable to stockholders	$(4,935)	$(3,290)	$59,679
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities (RESI common stock)	(1,681)	—	—
Total other comprehensive loss	(1,681)	—	—
Comprehensive (loss) income	$(6,616)	$(3,290)	$59,679

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest in Consolidated Affiliate	Total Equity (Deficit)
	Number of Shares	Amount
December 31, 2013	2,354,774	$24	$12,855	$(5,339)	$—	$—	$785,427	$792,967
Issuance of common stock, including option exercises	97,327	1	46	—	—	—	—	47
Treasury shares repurchased	—	—	—	—	—	(245,468)	—	(245,468)
Capital contribution from non-controlling interest	—	—	—	—	—	—	468,429	468,429
Distribution from non-controlling interest	—	—	—	—	—	—	(116,025)	(116,025)
Amortization of preferred stock issuance costs	—	—	—	(166)	—	—	—	(166)
Share-based compensation	—	—	1,251	—	—	—	227	1,478
Net income	—	—	—	59,679	—	—	188,853	248,532
December 31, 2014	2,452,101	25	14,152	54,174	—	(245,468)	1,326,911	1,149,794
Issuance of common stock, including option exercises	104,727	1	72	—	—	—	—	73
Treasury shares repurchased	—	—	—	—	—	(9,516)	—	(9,516)
Capital contribution from non-controlling interest	—	—	—	—	—	—	111	111
Distribution from non-controlling interest	—	—	—	—	—	—	(103,649)	(103,649)
Repurchase of non-controlling interest in subsidiaries by affiliate	—	—	—	—	—	—	(24,983)	(24,983)
Acquisition of non-controlling interest in affiliate	—	—	2,330	—	—	—	(7,337)	(5,007)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	—	(206)
Share-based compensation	—	—	6,865	—	—	—	184	7,049
Net loss	—	—	—	(3,290)	—	—	(45,598)	(48,888)
December 31, 2015	2,556,828	26	23,419	50,678	—	(254,984)	1,145,639	964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Issuance of common stock, including option exercises	80,801	—	22	—	—	—	—	22
Treasury shares repurchased	—	—	—	—	—	(11,500)	—	(11,500)
Amortization of preferred stock issuance costs	—	—	—	(207)	—	—	—	(207)
Share-based compensation	—	—	9,585	—	—	—	—	9,585
Change in unrealized loss on available-for-sale securities (RESI common stock)	—	—	—	—	(1,681)	—	—	(1,681)
Net loss	—	—	—	(4,935)	—	—	—	(4,935)
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$—	$(192,279)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Operating activities:
Net (loss) income	$(4,935)	$(48,888)	$248,532
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in unrealized gain on mortgage loans	—	(88,829)	(350,822)
Net realized gain on mortgage loans	—	(58,061)	(55,766)
Net realized gain on mortgage loans held for sale	—	(36,432)	(2,771)
Net realized gain of real estate	—	(50,932)	(9,482)
Real estate depreciation and amortization	—	7,472	1,067
Selling costs and impairment	—	72,230	21,788
Accretion of interest on re-performing mortgage loans	—	(551)	(2,610)
Share-based compensation	9,585	6,865	1,478
Amortization of deferred financing costs	—	7,348	3,425
Loss on retirement of leasehold improvements	—	212	—
Changes in operating assets and liabilities:
Accounts receivable, net	123	(21,919)	(4,227)
Related party receivables	(5,266)	17,491	8,199
Prepaid expenses and other assets	68	(1,023)	(1,106)
Deferred leasing costs	—	(88)	—
Accrued salaries and employee benefits	94	2,754	(287)
Accounts payable and accrued liabilities	2,319	15,283	3,937
Related party payables	(2,180)	(6,169)	3,286
Net cash used in operating activities	(192)	(183,237)	(135,359)
Investing activities:
Decrease in cash due to deconsolidation of RESI (Note 1)	(116,702)	—	—
Purchases of RESI common stock	(15,588)	—	—
Investment in mortgage loans	—	—	(1,265,890)
Investment in real estate	—	(119,977)	(34,104)
Investment in renovations	—	(27,410)	(12,721)
Investment in affiliate	—	(5,007)	—
Real estate tax advances	—	(29,862)	(33,719)
Mortgage loan dispositions	—	468,111	334,366
Mortgage loan payments	—	26,206	20,900
Disposition of real estate	—	154,880	23,652
Change in restricted cash	—	(7,284)	(7,404)
Net cash (used in) provided by investing activities	(132,290)	459,657	(974,920)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Financing activities:
Proceeds from issuance of preferred stock	—	—	250,000
Cost of issuance of preferred stock	—	—	(1,237)
Issuance of common stock, including stock option exercises	593	833	12,389
Repurchase of common stock	(11,500)	(9,516)	(245,468)
Payment of tax withholdings on exercise of stock options	(571)	(760)	(12,342)
Capital contribution from non-controlling interest	—	111	468,429
Distribution to non-controlling interest	—	(98,123)	(116,025)
Repurchase of non-controlling interest in subsidiaries by affiliate	—	(24,983)	—
Proceeds from issuance of other secured borrowings	—	220,931	324,426
Repayments of other secured borrowings	—	(39,832)	(344)
Proceeds from repurchase and loan agreements	—	347,077	1,094,042
Repayments of repurchase and loan agreements	—	(594,564)	(681,424)
Payment of deferred financing costs	—	(9,832)	(5,385)
Net cash (used in) provided by financing activities	(11,478)	(208,658)	1,087,061
Net (decrease) increase in cash and cash equivalents	(143,960)	67,762	(23,218)
Cash and cash equivalents, beginning of the period	184,544	116,782	140,000
Cash and cash equivalents, end of the period	$40,584	$184,544	$116,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46,559	$31,053
Income taxes paid	132	265	2,778
Transfer of mortgage loans to real estate owned, net	—	470,221	587,268
Transfer of mortgage loans at fair value to mortgage loans held for sale	—	535,836	—
Change in accrued capital expenditures	—	(1,388)	4,151
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	—	(592)	10,024
Changes in receivables from real estate owned dispositions	—	15,252	4,640
Unpaid distribution to non-controlling interest	—	5,526	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”). Subsequent to our separation from Altisource Portfolio Solutions S.A. (“ASPS”) on December 21, 2012, we immediately commenced operations. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“RESI”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. Substantially all of our standalone revenue for all periods presented was generated through our asset management agreement with RESI.

We initially provided services to RESI pursuant to a 15-year asset management agreement beginning December 21, 2012 (the “Original AMA”). On March 31, 2015, we entered into a new asset management agreement with RESI (the “Current AMA”), under which we will continue to be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Original AMA had a different incentive fee structure that gave us a share of RESI’s cash flow available for distribution to its stockholders as well as reimbursement for certain overhead and operating expenses. The Current AMA provides for a new fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on RESI's operating results. See Note 8 for additional details of the Current AMA.

RESI conducts substantially all of its activities through its wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. Initially, RESI acquired its rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan (“NPL”) portfolios; however, commencing in 2015, it refocused its acquisition strategy to opportunistically acquire single-family rental properties directly, both individually and in pools, in light of substantial increases in the acquisition price of NPL portfolios as an avenue to more quickly achieve scale in its rental portfolio.

RESI has property management contracts with two separate third-party service providers to provide to RESI, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of its SFR and REO portfolios. ASPS, one of RESI's property management service providers, was a related party of us and RESI until January 16, 2015 (see Note 8).

RESI also has servicing agreements with two separate mortgage servicers for the remaining mortgage loans in its portfolio. Ocwen Financial Corporation (“Ocwen”), a former mortgage servicer of RESI, was a related party of us and RESI until January 16, 2015 (see Note 8).

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

Effective January 1, 2016, the accompanying consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification (“ASC”) 810, as amended by Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. With the adoption of the ASU 2015-02 effective January 1, 2016, we no longer consolidate RESI as a VIE, and we currently do not have any other potential VIEs.

Prior to our deconsolidation of RESI as described below, our consolidated financial statements also include those VIEs that were included within RESI's consolidated financial statements. RESI had three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), which were classified as VIEs. Because RESI was the primary beneficiary, these entities were included in the consolidated financial statements of RESI but are no longer included in our consolidated financial statements since the deconsolidation effective January 1, 2016. See Note 6 for more information regarding these securitization trusts.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Deconsolidation of RESI

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with RESI pursuant to the amended guidance. We determined that the compensation we receive in return for our services to RESI is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, RESI is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of RESI. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to RESI from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in RESI as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees and expense reimbursements received from RESI under the Current AMA, and our consolidated expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses.

As a result of our deconsolidation of RESI, we have also reclassified certain prior period amounts for consistency with the current period presentation, including reclassification of amounts from accounts payable and other accrued liabilities to accrued salaries and benefits within the consolidated balance sheet and from general and administrative expenses to salaries and benefits and legal and professional fees within the consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

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

RESI's application of ASU 2015-03 represents a change in accounting principle and has been applied retrospectively, which resulted in i) a reclassification of the deferred debt issuance cost component of RESI's deferred leasing and financing costs to repurchase and loan agreements and other secured borrowings and ii) a reclassification of deferred leasing cost component of RESI's deferred leasing and financing costs to prepaid expenses and other assets in our consolidated balance sheets.

The following table represents the effect of the reclassification of prior period balances as a result this adoption ($ in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	Current Presentation
Assets:
Deferred leasing and financing costs (1)	$7,886	$(7,886)	$—
Prepaid expenses and other assets (1)	2,458	711	3,169
Liabilities:
Repurchase agreements	767,513	(4,144)	763,369
Other secured borrowings	505,630	(3,031)	502,599
____________

(1)	Upon adoption of ASU 2015-03, RESI reclassified its deferred leasing costs to prepaid expenses and other assets.

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

2016 Employee Preferred Stock Plan

On May 26, 2016, the 2016 Employee Preferred Stock Plan was approved by our stockholders. Pursuant to the 2016 Employee Preferred Stock Plan, the Company may grant one or more series of non-voting preferred stock, par value $0.01 per share in the Company to induce certain employees to become employed and remain employees of the Company in the U.S. Virgin Islands (“USVI”), and any of its future USVI subsidiaries, to encourage ownership of shares in the Company by such USVI employees and to provide additional incentives for such employees to promote the success of the Company’s business.

On December 29, 2016, the Company authorized 14 additional series of preferred stock of the Company, consisting of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock, and each series shall consist of up to an aggregate of 1,000 shares.

On January 5, 2017, the Company issued an aggregate of 900 shares of preferred stock to its USVI employees.

Recently issued accounting standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this amendment to have a significant effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We do not expect this amendment to have a significant effect on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon our adoption of ASU 2016-01, we expect to recognize a cumulative-effect adjustment to our balance sheet to reclassify our accumulated other comprehensive income to our statement of operations, and we will thereafter record changes in the fair value of our available-for-sale securities through profit and loss.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our consolidated financial statements.

2. Summary of significant accounting policies

Certain of the significant accounting policies below are applicable only to the accounts of RESI that we consolidated prior to January 1, 2016. Such accounting policies, including those related to residential real estate, mortgage loans, restricted cash and REIT income taxes, are no longer applicable to our consolidated financial statements as of January 1, 2016.

Available-for-sale securities

The securities we hold consist solely of the common stock of RESI. These securities are classified as available for sale and are reported at fair value. We adjust our investment in RESI common stock to fair value based on unadjusted quoted market prices in active markets. Changes in the fair value are recorded in accumulated other comprehensive income (loss) as changes in unrealized gain (loss) on available-for-sale securities. Our ability to sell these securities, or the price ultimately realized for these securities, depends upon the demand in the market and potential restrictions on the timing at which we may be able to sell the RESI common stock when desired.

Cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

We maintain our cash and cash equivalents at banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under ASC 810, as amended by ASU 2015-02. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary.

For legal entities evaluated for consolidation, we determine whether the interests that we hold and fees paid to us qualify as a variable interest in the entity. This includes an evaluation of fees paid to us where we act as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

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

Fees under the asset management agreement

In accordance with the asset management agreement, we receive compensation from RESI on a quarterly basis for our efforts in the management of RESI's business. We recognize these fees in the fiscal quarter in which they are earned. Refer to Note 8 for details of the fee structure under the asset management agreement. Prior to our deconsolidation of RESI effective January 1, 2016, our revenue and RESI's corresponding expense related to these fees were eliminated in consolidation.

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

RESI elected REIT status upon the filing of its 2013 income tax return. We believe that RESI has complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. Accordingly, we believe that RESI will not be subject to federal income tax on the portion of its REIT taxable income that was distributed to its stockholders for such years, nor do we expect RESI to be taxed on future distributions of its REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If RESI fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, RESI subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants relief under certain statutory provisions. Such an event could materially adversely affect RESI. Its taxable REIT subsidiaries would also be subject to federal and state income taxes.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, RESI recorded the assets at fair value, which was the purchase price it paid for the loans on the acquisition date. Mortgage loans were subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We concluded that mortgage loans accounted for at fair value timely reflected the results of RESI’s investment performance.

We determined the purchase price for RESI’s mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property. Observable inputs to the model included current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model included discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans were acquired, the fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in change in unrealized gain on mortgage loans in RESI’s consolidated statements of operations.

RESI also recognized unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans were transferred to real estate owned. The transfer to real estate owned occurred when RESI obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned was estimated using broker price opinions (“BPOs”).

Our capital markets group determined the fair value of mortgage loans monthly and developed procedures and controls governing the valuation process relating to these assets. The capital markets group reported to RESI’s Investment Committee, which was a committee of RESI’s Chairman, its Chief Executive Officer and its Chief Financial Officer that oversaw and approved the valuations. The capital markets group also monitored the valuation model for performance against actual results, which was reported to the Investment Committee and used to continuously improve the model.

Mortgage loans held for sale

Mortgage loans held for sale were recorded at the lower of cost or fair value. RESI did not originate loans. RESI's mortgage loans held for sale included the remaining re-performing residential mortgage loans that it initially acquired in June 2014 and certain non-performing loans identified by management for sale.

RESI's re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition, and the fair value option was not elected for these loans. Therefore, RESI's re-performing loans were accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and were accounted for as a single loan pool.

Under ASC Topic 310-30, we estimated cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. RESI determined the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows was referred to as the accretable yield, which represented the amount that was expected to be recorded as interest income over the remaining life of the loan pool.

Residential properties

Purchases of real estate properties were evaluated by RESI to determine whether they met the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, RESI capitalized pre-acquisition costs to the extent such costs would have been capitalized had RESI owned the asset when the cost was incurred and capitalized closing and other direct acquisition costs. RESI then allocated the total cost of the property, including the acquisition costs, between land, building and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that qualified as business combinations, RESI expensed the acquisition costs in the period in which the costs were incurred and allocated the cost of the property among land, building and any identified intangible assets and liabilities. Lease intangibles were recorded at the estimated fair value, which was the estimated costs that would have been incurred to lease the property net of any above or below-market lease concessions, and were amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Upon the acquisition of real estate through the completion of foreclosure, RESI recorded the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where limited or no observable market data existed and, therefore, were based primarily upon management's or other third-party estimates, were often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determined the appropriate fair value to be utilized for such property. RESI engaged third party vendors, including ASPS, to obtain and evaluate BPOs prepared by other third party brokers for its ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments could vary among brokers and could fluctuate over time based on housing market activities and the influx of additional comparable listings and sales.

RESI had established validation procedures to confirm the values it receives from third party vendors were consistent with its observations of market values. These validation procedures included establishing thresholds to identify changes in value that required further analysis. RESI’s then-current policies required that it update the fair value estimate of each financed REO property at least every 180 days by obtaining a new BPO, which was subject to the review processes of its third party vendors. We generally performed further analysis for RESI when the value of the property per the new BPO varied from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varied from the old BPO by this established threshold, we performed additional procedures to ensure the BPO accurately reflected the current fair value of the property. These procedures included engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in RESI’s valuation process. As part of this evaluation, RESI’s third party vendors often discussed the differing BPOs with the providing brokers to ensure that proper comparable properties had been identified. These third party vendors also compared the BPOs to past appraisals, if any, of the property to ensure the BPOs were in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may have provided RESI with a new property value reflecting the analysis they performed or confirmed the BPO value received by RESI, in which case RESI used the new property value or the validated BPO, respectively, for its fair value estimate of the property.

After an evaluation period, RESI may have performed property renovations to those properties that met its rental investment criteria in order to optimize its rental proceeds. In some instances, RESI may have also performed renovations on REO properties that did not meet its rental investment criteria in order to optimize sale proceeds. Such expenditures were part of RESI's initial investment in a property and, therefore, were classified as investing activities in our consolidated statement of cash flows. Subsequently, residential rental properties, including any renovations that improved or extended the life of the asset, were accounted for at cost. REO properties that did not meet RESI's rental investment criteria and that were held for sale were accounted for at the lower of the carrying value or estimated fair value less cost to sell. The cost basis of residential rental properties was depreciated using the straight-line method over an estimated useful life of three years to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period were capitalized until the property was ready for its intended use. Expenditures for ordinary maintenance and repairs were charged to expense as incurred.

Expenditures directly related to successful leasing efforts, such as lease commissions, were capitalized within prepaid assets and other expenses and are stated at amortized cost. Such expenditures were part of RESI's operations and, therefore, were classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs were amortized on a straight-line basis over the lease term of the respective leases, which generally were from one to two years.

Residential properties were classified either as held for use or held for sale. Residential properties were classified as real estate assets held for sale when sale of the assets had been formally approved and was expected to occur in the next twelve months. RESI recorded residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss, if any, was the amount by which the carrying amount exceeded the estimated fair value less costs to sell.

Real estate impairment

With respect to RESI's rental properties classified as held for use, we performed an impairment analysis using estimated cash flows if events or changes in circumstances indicated that the carrying value may have been impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis was performed at the property level. These cash flows were estimated based on a number of assumptions that were subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for use asset exceeded the sum of its undiscounted future operating and residual cash flows, an impairment loss was recorded for the difference between estimated fair value of the asset and the carrying amount. RESI generally estimated the fair value of assets held for use by using BPOs. In some instances, appraisal information may have been available and was used in addition to BPOs.

Residential rental revenues

Minimum contractual rents from leases were recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commenced when the customer took control of the leased premises. Deferred rents receivable represented the amount by which straight-line rental revenue exceeded rents billed in accordance with lease agreements. Contingent rental revenue was accrued when the contingency was removed. Termination fee income was recognized when the customer vacated the rental property, the amount of the fee was determinable and collectability was reasonably assured.

Rents receivable and deferred rents receivable were reduced by an allowance for amounts that became uncollectible. We regularly evaluated the adequacy of RESI's allowance for doubtful accounts. The evaluation took into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable were written-off when RESI deemed that the amounts were uncollectible.

Restricted cash

Restricted cash represented cash deposits that were legally restricted or held by third parties on RESI’s behalf, such as escrows and reserves for debt service established pursuant to certain of RESI's repurchase and loan agreements.

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

3. Real estate assets, net

As of December 31, 2016, we had no real estate assets. The following describes RESI's real estate assets that were included in our consolidated financial statements as of December 31, 2015. These real estate assets are no longer included in our consolidated financial statements effective from January 1, 2016.

Real estate held for use

As of December 31, 2015, RESI had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet RESI's rental profile.

RESI recognized $36.5 million and $7.9 million of REO valuation impairment for the years ended December 31, 2015 and 2014, respectively.

Real estate held for sale

As of December 31, 2015, RESI classified 1,583 properties having an aggregate carrying value of $250.6 million as real estate held for sale. Management determined to divest of these properties because they did not meet RESI's rental property investment criteria.

4. Mortgage loans

As of December 31, 2016, we had no mortgage loans due to the deconsolidation of RESI. The following describes RESI's mortgage loans that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the years ended December 31, 2015 and 2014.

The following table sets forth the carrying value of RESI's mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of RESI's mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	$225,024	$314,991	$330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

Re-performing residential mortgage loans

For the year ended December 31, 2015, RESI recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the years ended December 31, 2015 and 2014, RESI accreted $0.6 million and $2.6 million, respectively, into interest income with respect to these re-performing loans. As of December 31, 2015, these re-performing loans, having a UPB of $6.0 million and a carrying value of $4.0 million, were included in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield:

Accretable Yield	Year ended December 31, 2015
Balance at the beginning of the period	$7,640
Loans sold	(4,943)
Accretion	(551)
Balance at the end of the period	$2,146

5. Fair value of financial instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy as of December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2016
Recurring basis (assets)
Available-for-sale securities: RESI common stock	$17,934	$17,934	$—	$—

We did not transfer any assets from one level to another level during the years ended December 31, 2016 or 2015.

The carrying values of our cash and cash equivalents, accounts receivable, related party receivables, accrued salaries and employee benefits and accounts payable and other accrued liabilities are equal to or approximate fair value. The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

As of December 31, 2016, we held 1,624,465 shares of RESI's common stock, representing approximately 3.0% of RESI's then-outstanding common stock, which is included as available-for-sale securities in our consolidated balance sheet as of December 31, 2016. At December 31, 2015, we held 324,465 shares of RESI's common stock, representing approximately 0.6% of RESI's then-outstanding common stock. All of our shares of RESI's common stock were acquired in open market transactions. We received dividends on RESI's common stock of $1.0 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively. As of and for the year ended December 31, 2015, we eliminated our investment in and dividends from RESI common stock upon consolidation (see Note 1).

The following table presents the amortized cost and fair value of our available-for-sale securities as of December 31, 2016 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
RESI common stock	$20,596	$—	$2,662	$17,934
Total available-for-sale securities	$20,596	$—	$2,662	$17,934

We have recognized no other-than-temporary impairment related to our investment in RESI's common stock. Although the investment has been in an unrealized loss position for greater than 12 months, management believes that the declines in the fair value are driven by temporary market fluctuations.

During the years ended December 31, 2016 and 2015, we acquired 1,300,000 and 324,465 shares, respectively, of RESI's common stock in open market transactions at an weighted average purchase price of $11.97 and $15.41 per share, respectively.

Due to the deconsolidation of RESI effective January 1, 2016, we did not have any level 3 assets in our consolidated financial statements for the year ended December 31, 2016.

The following describes RESI's financial assets and liabilities that were included in our consolidated financial statements as of December 31, 2015 as well as certain related activity recognized in our consolidated financial statements for the years ended December 31, 2015 and 2014.

The following table sets forth the carrying amount and the fair value of RESI's financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$960,534	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	250,557	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	317,336	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	763,369	—	767,513	—
Other secured borrowings	502,599	—	502,268	—

No assets were transferred from one level to another level during the year ended December 31, 2015.

The carrying values of RESI's cash and cash equivalents, restricted cash, related party receivables, accrued salaries and employee benefits, accounts payable and accrued liabilities and related party payables were equal to or approximated fair value. The fair value of mortgage loans at fair value and non-performing mortgage loans held for sale was estimated using our proprietary pricing model. The fair value of RESI's real estate assets held for sale was estimated using BPOs, estimated sales prices from pending contracts and discounted cash flow models. The fair value of re-performing mortgage loans held for sale was estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase and loan agreements was estimated using the income approach based on credit spreads available currently in the market for similar floating rate debt. The fair value of other secured borrowings was estimated using observable market data.

The following table sets forth the changes in RESI's level 3 assets that were measured at fair value on a recurring basis ($ in thousands):

Year ended December 31, 2015
Mortgage loans at fair value
Beginning balance	$1,959,044
Change in unrealized gain on mortgage loans at fair value	177,545
Net realized gain on mortgage loans at fair value	58,061
Transfers of mortgage loans at fair value to mortgage loans held for sale	(535,836)
Dispositions and payments of mortgage loans at fair value	(257,505)
Real estate tax advances to borrowers	29,261
Transfer of mortgage loans at fair value to real estate owned, net	(470,036)
Ending balance at December 31	$960,534

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$78,453

The significant unobservable inputs used in the fair value measurement of RESI's mortgage loans were discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could have resulted in a significant change to the fair value measurement. A decline in the discount rate in isolation would have increased the fair value. A decrease in the housing pricing index in isolation would have decreased the fair value. Individual loan characteristics, such as location and value of underlying collateral, affected the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would have decreased the fair value. A decrease in the value of underlying properties in isolation would have decreased the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of RESI's mortgage loans as of December 31, 2015:

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

6. Borrowings

As of December 31, 2016, we had no outstanding debt due to the deconsolidation of RESI. The following describes RESI's repurchase and loan agreements and its other secured borrowings that were included in our consolidated financial statements as of December 31, 2015.

Repurchase and loan agreements

RESI's operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, entered into master repurchase agreements and a loan agreement with major financial institutions to finance the acquisition and ownership of the SFR properties, other REO properties and mortgage loans in its portfolio. RESI had effective control of the assets associated with these agreements and therefore concluded these were financing arrangements.

The following table sets forth data with respect to RESI's repurchase and loan agreements as of December 31, 2015 ($ in thousands):

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

Other secured debt

As of December 31, 2015, RESI's consolidated financial statements included three securitization trusts (ARLP 2015-1, ARLP 2014-2 and ARLP 2014-1), which were VIEs of which RESI was the primary beneficiary. Each trust was a Delaware statutory trust that was wholly owned by RESI's operating partnership with a federally chartered bank as its trustee.

As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million, and the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

The following table sets forth data with respect to these notes as of December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (1)	3.47%	$136,404
ARLP 2014-1 Class M Notes (1)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (1)	3.63%	244,935
ARLP 2014-2 Class M Notes (1)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (2)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
__________________

(1)	Terminated in March 2016.

(2)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2016 or which settled during 2016:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, Mr. Erbey and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, ASPS, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On December 16, 2016, the case was reassigned to a new Judge, U.S. District Court Judge Harvey Bartle, III, in the Eastern District of Pennsylvania. There has been no activity in this case since the re-assignment to Judge Bartle.

We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al. On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of RESI and AAMC.

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

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming RESI, AAMC, ASPS and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information;

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

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant RESI filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted RESI's and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

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

On May 13, 2016, we and RESI each filed motions to dismiss the Sokolowski action.

In early October 2016, we received notice that the plaintiffs and Ocwen had reached a settlement agreement in principal to resolve the Sokolowski action without any liability to the other defendants, including RESI and AAMC. On October 18, 2016, the Memorandum of Understanding with respect to the settlement was filed under seal with the Court. A hearing was scheduled and occurred on January 19, 2017 for final disposition of the case, and on January 20, 2017, the court entered an order approving the settlement and closing the case with no liability for either RESI or us.

As a result of the foregoing descriptions of our legal proceedings, management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

8. Related-party transactions

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of ASPS and Chairman of RESI. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of us, ASPS and RESI and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and ASPS are no longer considered related parties of RESI or AAMC as defined by ASC Topic 850, Related Party Disclosures. Transactions under our agreements with Ocwen and ASPS for the period January 1, 2015 through January 16, 2015 were not material to our consolidated results of operations.

Asset Management Agreement with RESI

Pursuant to the Current AMA, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of RESI's SFR properties; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide RESI with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage RESI's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of RESI's Board of Directors to any business or entity competing against RESI in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of a single-family rental business or (c) any other activity in which RESI engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following RESI's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without RESI's prior consent.

On March 31, 2015, we entered into the Current AMA with RESI. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the fee structure under the Original AMA, as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) RESI's average invested capital (as defined in the Current AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of average invested capital while RESI has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by RESI for the first time during the quarter.

RESI has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock. Under the Current AMA, RESI will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf are reimbursed by RESI.

Under the Current AMA, we continue to be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to RESI achieving an average annual return on invested capital during the initial term of at least 7.0% during the then-current period. The Original AMA also had a 15 year term but provided RESI with significant termination rights, including the ability to terminate the agreement if RESI’s Board of Directors determined, in its sole discretion, that our performance was unsatisfactory or our compensation was unreasonable. However, under the Current AMA, RESI’s termination rights are significantly limited. Under the Current AMA, neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or RESI “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) RESI for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) RESI in connection with certain change of control events.

Under the Original AMA, RESI paid us a quarterly incentive management fee as follows:

(i)
2% of all cash available for distribution by RESI to its stockholders and to us as incentive management fee (“available cash”) until the aggregate amount per share of available cash for the quarter (based on the average number of shares of RESI's common stock outstanding during the quarter, the “quarterly per share distribution amount”) exceeded $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.193, then

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

RESI distributed any quarterly distribution to its stockholders after the application of the incentive management fee payable to us.

RESI was required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incurred or payments we made on RESI’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incurred related to the asset management services we provided to RESI.

Agreements with ASPS

We have engaged ASPS to provide services for us as detailed below. If for any reason ASPS is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance. ASPS's failure to perform the services under these agreements could have a material adverse effect on us.

Support services agreements

Under separate support services agreement, ASPS may provide services in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, treasury, finance and accounting, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that ASPS will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from ASPS. The support services agreement may be extended for two years after the separation and automatically renews every year thereafter, but it may be terminated earlier under certain circumstances, including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

During 2015, we internalized certain of the support services that had been provided to us by ASPS by directly hiring 31 of the ASPS employees that had provided those services. We believe the direct hire of these employees has further increased our infrastructure so that we are better able to serve RESI operationally while enabling ASPS to focus on the property management, maintenance and brokerage services that matter most to RESI.

The total fees incurred under the support services agreement are dependent upon business activity and the level of services required in connection therewith. In the event our asset management agreement with RESI expires or is terminated, the support services agreement will terminate within 30 days.

Technology services agreement

Under the technology services agreement, ASPS provides certain technology products and services to us, including telephone and network administration. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required.

Tax matters agreement

The tax matters agreement with ASPS sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from ASPS and related matters such as the filing of tax returns and the conduct of IRS and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and ASPS is responsible for taxes attributable to our business incurred prior to the separation.

Trademark license agreement

Under the trademark license agreement, ASPS granted us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement has no specified term and may be terminated by either party upon 30 days’ written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Altisource” in our name will terminate.

In the event our asset management agreement with RESI expires or is terminated, the trademark license agreement will terminate within 30 days.

RESI's Master Services Agreement with ASPS

RESI engaged ASPS to provide property management, leasing, renovation management and valuation services associated with its single-family rental properties. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable.

The total fees incurred by RESI under this agreement will be dependent upon the property management, leasing and renovation management services required on an asset-specific basis and will vary significantly based upon the location and condition of the asset as well as current market conditions and tenant turnover.

In the event RESI’s asset management agreement with us is terminated without cause by RESI, the master services agreement with ASPS may be terminated at its sole discretion.

Agreements AAMC had with Ocwen

Support services agreement

Until its termination in February 2016, we maintained a support services agreement with Ocwen, pursuant to which Ocwen could provide us with business development services, analytical services in connection with our management and valuation of RESI’s portfolio and administrative services in connection with the operation of our business. The fees for all support services provided pursuant to the support services agreement were based on the fully-allocated cost of providing the service.

The total fees incurred by us under this agreement were dependent upon our business activity and the level of services required in connection therewith.

Aircraft time sharing agreement

Until its termination in February 2016, we maintained an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen, pursuant to which Ocwen made its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period were directly correlated to our use of the aircraft in each period, which was dependent upon our needs and business use.

Sublease

Until its termination in April 2015, we maintained a sublease with Ocwen for approximately 2,000 square feet. The annual rent under the sublease was $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus 50% of the lease-related operating expenses and leasehold improvements.

RESI's Servicing Agreement with Ocwen

RESI engaged Ocwen to service certain of its residential mortgage loans and to provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provided for an initial term of 15 years. In the event RESI’s asset management agreement with us expired or was terminated, the servicing agreement would terminate within 30 days. From its inception through 2014, RESI had exclusively engaged Ocwen to service the residential mortgage loans in its portfolio. As of the fourth quarter of 2016, RESI transferred servicing of all of its portfolio to two other mortgage servicers.

The total fees incurred by RESI under this agreement were dependent upon the number and type of acquired residential mortgage loans that Ocwen serviced pursuant to the terms of the agreement.

Related party transaction summary

Our consolidated statements of operations include the following significant related party transactions for the periods indicated ($ in thousands):

	Counterparty	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Base management fees (1)	RESI	$17,334	$13,935	$—
Conversion fees (1)	RESI	1,841	1,037	—
Expense reimbursements (1)	RESI	816	750	6,070
Incentive management fees (1)	RESI	—	7,994	67,949
Professional fee sharing for negotiation of AMA (1)	RESI	—	2,000	—
Residential property operating expenses	Ocwen/ASPS	—	—	21,612
Mortgage loan servicing costs	Ocwen	—	—	65,363
Salaries and employee benefits	Ocwen/ASPS	—	—	2,028
General and administrative	Ocwen/ASPS	—	—	3,457
_______________

(1)	Prior to January 1, 2016, we eliminated these transactions upon consolidation (see Note 1).

No Incentive Management Fee under the Current AMA has been earned by us because RESI's return on invested capital for the seven quarters covered by the Current AMA was below the required hurdle rate. Under the Current AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of December 31, 2016, the aggregate return shortfall from the prior seven quarters under the Current AMA was approximately 47.27% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

During the years ended December 31, 2016 and 2015, we acquired 1,300,000 and 324,465 shares, respectively, of RESI's common stock in open market transactions. At December 31, 2016, we held 1,624,465 shares of RESI's common stock, representing approximately 3.0% of RESI's then-outstanding common stock.

On September 30, 2014, pursuant to a master repurchase agreement, a subsidiary of RESI sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, such subsidiary completed its repurchase of the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield.

9. Incentive compensation and share-based payments

Long-term incentive compensation

Our officers and certain employees participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Our officers generally have a target annual non-equity incentive payment percentage that ranges from 0% to 150% of base salary. The officer's actual incentive payment for the year is determined by (i) the Company's performance versus the objectives established in the corporate scorecard (80%) and (ii) a performance appraisal (20%).

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

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2016
Stock options outstanding	141,367
Possible future issuances under equity incentive plan	104,068
245,435

As of December 31, 2016, we had 2,362,371 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2013	281,221	$1.11
Exercised	(41,685)	1.16
Forfeited or canceled	(476)	1.51
December 31, 2014	239,060	1.10
Exercised	(54,261)	1.35
Forfeited or canceled	(3,097)	4.14
December 31, 2015	181,702	0.98
Exercised	(39,396)	0.80
Forfeited or canceled	(939)	3.67
December 31, 2016	141,367	$1.01

As of December 31, 2016, we had 141,367 outstanding options, all of which were exercisable, with a weighted average exercise price of $1.01, weighted average remaining life of 2.0 years and intrinsic value of $7.4 million. Of these options, none had exercise prices higher than the market price of our common stock as of December 31, 2016.

Restricted stock

During the years ended December 31, 2016, we granted no shares of restricted stock to members of management. During the year ended December 31, 2015, we granted 52,409 shares of market-based restricted stock to certain members of executive management under the 2012 Plan with a weighted average grant date fair value per share of $174.59.

Restricted stock granted in 2015 and 2014 vests based on achievement of the following performance hurdles and vesting schedule:

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant and (ii) the market value is at least double the market value on the date of the grant;

•
Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-two and a half percent (22.5%) over the market value on the date of the grant and (ii) the market value is at least triple the market value on the date of the grant and

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of Company stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant and (ii) the market value is at least quadruple the market value on the date of the grant.

•
After the performance hurdles have been achieved, 25% of the restricted stock will vest on the first anniversary of the date that the performance hurdle for that tranche was met. The remaining 75% of that tranche will either vest (i) on the second anniversary of the date that the performance hurdle was met for certain grants or (ii) ratably over the second, third and fourth anniversaries of the date that the performance hurdle was met for certain grants.

Restricted stock granted prior to 2014 vests based on achievement of the following performance hurdles and vesting schedule:

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets all three of the following conditions: (i) the market value is at least equal to $250 million; (ii) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant and (iii) the market value is at least double the market value on the date of the grant;

•
Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets all three of the following conditions: (i) the market value is at least equal to $500 million; (ii) the market value has realized a compounded annual gain of at least twenty-two and a half percent (22.5%) over the market value on the date of the grant and (iii) the market value is at least triple the market value on the date of the grant and

•
Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of Company stock meets all three of the following conditions: (i) the market value is at least equal to $750 million; (ii) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant and (iii) the market value is at least quadruple the market value on the date of the grant.

•	After the performance hurdles have been achieved, 25% of the restricted stock will vest on each of the first four anniversaries of the date that the performance hurdles were met.

We granted shares of restricted stock to employees ASPS under the 2012 Plan and 2012 Special Plan related to our separation from ASPS. We include no share-based compensation in our consolidated financial statements for the portion of these grants made to ASPS employees.

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

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2016 and 2015, we granted 11,119 and 1,122 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $19.31 and $162.66, respectively.

We recorded $9.6 million and $6.9 million of compensation expense related to these grants for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we had $9.6 million and $18.7 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.5 years and 2.9 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2013	228,754	$15.32
Granted	30,877	697.48
Vested (1)	(56,328)	16.53
Forfeited or canceled	(27,814)	294.59
December 31, 2014	175,489	90.51
Granted	53,531	174.34
Vested (1)	(51,305)	11.53
Forfeited or canceled	(23,389)	6.65
December 31, 2015	154,326	158.84
Granted	11,119	19.31
Vested (1)	(40,566)	13.34
December 31, 2016	124,879	$193.17
_____________

(1)	The vesting date fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $11.6 million and $52.6 million, respectively.

Restricted stock granted to our employees

We calculate the grant date fair value of restricted stock using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

	Year ended December 31, 2015	Year ended December 31, 2014
Risk free interest rate (1)	2.89% to 3.27%	3.07% to 3.73%
Common stock dividend yield (2)	0%	0%
Expected volatility (3)	92.04% to 96.46%	74.61% to 82.66%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted stock grants.

(2)	At the date of grant, we had no history of dividend payments.

(3)	Based on the historical volatility of comparable companies, adjusted for our expected additional cash flow volatility.

On December 31, 2015, we modified 74,307 unvested shares of restricted stock related to three employees. Subsequent to the modification, the performance hurdles that must be met prior to vesting are measured based on the market value as of the modification date. We recognized $26,000 and a nominal amount of expense in connection with these modifications during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had approximately $33,000 and $59,000, respectively, of unrecognized share-based compensation cost related to the modified awards that will be recognized over a weighted average remaining estimated term of 1.8 and 2.6 years, respectively.

10. Income taxes

We are domiciled in the USVI and under current USVI law are obligated to pay taxes in the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. For the year ended December 31, 2016, approximately 73% of our taxable income was considered USVI-sourced and, thus, was eligible for the 90% tax reduction.

For the year ended December 31, 2016, AAMC had income from AAMC Cayman SEZC Ltd., a Cayman entity disregarded for USVI tax purposes and from RESI dividends that were not eligible for the 90% tax reduction.

Prior to January 1, 2016, our income tax expense and accruals included those of RESI. During the year ended December 31, 2015, RESI qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
U.S. Virgin Islands	$(3,721)	$(1,249)	$70,670
Other	492	(1,687)	(8,895)
(Loss) income before income taxes	$(3,229)	$(2,936)	$61,775

The following table sets forth the components of our deferred tax assets:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Stock compensation and other	$880	$531
Accrued expenses	475	387
Real estate and mortgage loan fair value adjustments	—	1,492
Available-for-sale securities	1,027	—
Other	21	6
Net operating loss	—	21,592
	2,403	24,008
Deferred tax liability:
Depreciation	5	4
	2,398	24,004
Valuation allowance	(2,377)	(23,100)
Deferred tax asset, net	$21	$904

The following table sets for the reconciliation of the statutory USVI income tax rate to our effective income tax rate:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
U.S. Virgin Islands income tax rate	38.5%	38.5%	38.5%
State and local income tax rates	—	4.7	(0.1)
Excluded REIT income	—	2.6	(27.3)
EDC benefits	(50.7)	(0.7)	(8.9)
Foreign tax rate differential	(1.2)	(3.5)	(2.6)
Permanent and other	2.1	(1.7)	—
Valuation allowance	(41.5)	(40.6)	1.2
Effective income tax rate (1)	(52.8)%	(0.7)%	0.8%
________________
(1) Prior to our deconsolidation of RESI effective January 1, 2016, our effective tax rate included the activities of RESI.

During the tax years ended December 31, 2016 and 2015, neither we nor Residential recognized interest or penalties associated with unrecognized tax benefits. As of December 31, 2016 and 2015, neither we nor Residential had accrued unrecognized tax benefits or associated interest and penalties.

We remain subject to tax examination in the U.S. Virgin Islands for tax years 2013 to 2016.

11. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator
Net (loss) income	$(4,935)	$(3,290)	$59,679
Amortization of preferred stock issuance costs	(207)	(206)	(166)
Numerator for basic EPS - (loss) income available to common stockholders	(5,142)	(3,496)	59,513
Add back amortization of preferred stock issuance costs	—	—	166
Numerator for diluted EPS - (loss) income available to common stockholders after assumed conversions	$(5,142)	$(3,496)	$59,679

Denominator
Weighted average common stock outstanding – basic	1,752,302	2,202,815	2,261,968
Stock options using treasury method	—	—	251,967
Restricted stock	—	—	160,475
Preferred shares, if converted	—	—	157,778
Weighted average common stock outstanding – diluted	1,752,302	2,202,815	2,832,188

(Loss) earnings per basic share	$(2.93)	$(1.59)	$26.31
(Loss) earnings per diluted share	$(2.93)	$(1.59)	$21.07

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator
Amortization of preferred stock issuance costs	$207	$206	$—

Denominator
Stock options	165,983	222,566	—
Restricted stock	40,476	85,121	—
Preferred stock, if converted	200,000	200,000	—

12. Segment information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to RESI under the Current AMA, we operate as a single segment focused on providing asset management and corporate governance services.

13. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues (1)	$4,526	$5,407	$4,854	$5,204	$19,991
Net loss	(940)	(1,261)	(1,071)	(1,663)	(4,935)
Loss per share of common stock – basic	(0.50)	(0.74)	(0.67)	(1.09)	(2.93)
Loss per share of common stock – diluted	(0.50)	(0.74)	(0.67)	(1.09)	(2.93)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$88,915	$76,519	$58,523	$24,142	$248,099
Net income (loss)	6,888	743	(1,980)	(8,941)	(3,290)
Earnings (loss) per share of common stock – basic	3.10	0.31	(0.92)	(4.12)	(1.59)
Earnings (loss) per share of common stock – diluted	2.50	0.27	(0.92)	(4.12)	(1.59)
_______________

(1)
Total revenues have been corrected for the first, second and third quarters of 2016 to reflect the amounts previously reported as interest and dividend income within operating revenues of $294,000, $247,000 and $248,000, respectively, as other income. Net loss was not affected for any period.

Pursuant to ASU 2015-02, we no longer consolidate the accounts of RESI effective January 1, 2016. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to RESI from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in RESI as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees and expense reimbursements received from RESI under the Current AMA, and our consolidated expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses.