Form 10-Q
period 2017-03-31
Altisource Asset Management Corp
filed 2017-05-09
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, 1,554,461 shares of our common stock were outstanding (excluding 1,193,546 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2017

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “RESI” refer to Altisource Residential Corporation, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of RESI;

•	our ability to retain RESI as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of RESI to generate a return on invested capital in excess of applicable hurdle rates under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	RESI's ability to complete future or pending transactions;

•	the failure of service providers to effectively perform their obligations under their agreements with us and RESI;

•	the failure of RESI’s servicers to effectively perform their services to RESI;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and cash equivalents	$30,855	$40,584
Available-for-sale securities (RESI common stock)	24,773	17,934
Related party receivables	5,091	5,266
Prepaid expenses and other assets	2,510	1,964
Total assets	$63,229	$65,748

Liabilities:
Accrued salaries and employee benefits	$959	$4,100
Accounts payable and other accrued liabilities	3,056	4,587
Total liabilities	4,015	8,687

Commitments and contingencies (Note 3)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016; redemption value $250,000	249,392	249,340

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,740,548 and 1,547,002 shares issued and outstanding, respectively, as of March 31, 2017 and 2,637,629 and 1,513,912 shares issued and outstanding, respectively, as of December 31, 2016	27	26
Additional paid-in capital	32,931	30,696
Retained earnings	44,775	46,145
Accumulated other comprehensive income (loss)	2,569	(2,662)
Treasury stock, at cost, 1,193,546 shares as of March 31, 2017 and 1,123,717 shares as of December 31, 2016	(270,480)	(266,484)
Total stockholders' deficit	(190,178)	(192,279)
Total liabilities and equity	$63,229	$65,748

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenues:
Management fees from RESI	$4,211	$4,124
Conversion fees from RESI	604	402
Expense reimbursements from RESI	196	—
Total revenues	5,011	4,526
Expenses:
Salaries and employee benefits	4,687	4,209
Legal and professional fees	684	541
General and administrative	1,157	1,021
Total expenses	6,528	5,771
Other income:
Dividend income on RESI common stock	244	292
Other income	12	2
Total other income	256	294
Loss before income taxes	(1,261)	(951)
Income tax expense (benefit)	57	(11)
Net loss	$(1,318)	$(940)

Loss per share of common stock – basic:
Loss per basic share	$(0.89)	$(0.50)
Weighted average common stock outstanding – basic	1,545,555	1,990,153

Loss per share of common stock – diluted:
Loss per diluted share	$(0.89)	$(0.50)
Weighted average common stock outstanding – diluted	1,545,555	1,990,153

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net loss	$(1,318)	$(940)

Other comprehensive income (loss):
Change in fair value of available-for-sale securities (RESI common stock)	6,839	(121)
Other comprehensive income (loss), before tax effect	6,839	(121)
Tax expense of other comprehensive income (loss)	(1,608)	—
Total other comprehensive income (loss)	5,231	(121)

Comprehensive income (loss)	$3,913	$(1,061)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$—	$(192,279)
Issuance of common stock, including option exercises	102,919	1	66	—	—	—	—	67
Treasury shares repurchased	—	—	—	—	—	(3,996)	—	(3,996)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	—	(52)
Share-based compensation	—	—	2,169	—	—	—	—	2,169
Change in fair value of available-for-sale securities (RESI common stock), net of tax	—	—	—	—	5,231	—	—	5,231
Net loss	—	—	—	(1,318)	—	—	—	(1,318)
March 31, 2017	2,740,548	$27	$32,931	$44,775	$2,569	$(270,480)	$—	$(190,178)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Issuance of common stock, including option exercises	12,952	—	6	—	—	—	—	6
Treasury shares repurchased	—	—	—	—	—	(2,335)	—	(2,335)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	—	(52)
Share-based compensation	—	—	2,368	—	—	—	—	2,368
Change in fair value of available-for-sale securities (RESI common stock)	—	—	—	—	(121)	—	—	(121)
Net loss	—	—	—	(940)	—	—	—	(940)
March 31, 2016	2,569,780	$26	$23,463	$50,295	$(1,102)	$(257,319)	$—	$(184,637)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating activities:
Net loss	$(1,318)	$(940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,169	2,368
Changes in operating assets and liabilities:
Accounts receivable, net	—	123
Related party receivables	175	(4,676)
Prepaid expenses and other assets	(546)	(287)
Accrued salaries and employee benefits	(3,141)	(2,869)
Accounts payable and other accrued liabilities	(3,139)	(32)
Related party payables	—	(1,966)
Net cash used in operating activities	(5,800)	(8,279)
Investing activities:
Decrease in cash due to deconsolidation of RESI (Note 1)	—	(116,702)
Purchases of RESI common stock	—	(15,588)
Net cash used in investing activities	—	(132,290)
Financing activities:
Issuance of common stock, including stock option exercises	363	18
Repurchase of common stock	(3,996)	(2,335)
Payment of tax withholdings on exercise of stock options	(296)	(12)
Net cash used in financing activities	(3,929)	(2,329)
Net change in cash and cash equivalents	(9,729)	(142,898)
Cash and cash equivalents as of beginning of the period	40,584	184,544
Cash and cash equivalents as of end of the period	$30,855	$41,646

Supplemental disclosure of cash flow information
Income taxes paid	$662	$4
Decrease in noncontrolling interest due to deconsolidation of RESI (Note 1)	—	(1,145,639)
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of RESI (Note 1)	—	(1,265,968)
Decrease in real estate assets and mortgage loans due to deconsolidation of RESI (Note 1)	—	2,264,296

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“RESI”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. Substantially all of our revenue for all periods presented was generated through our asset management agreement (the “AMA”) with RESI.

We provide services to RESI pursuant to the AMA, under which we are the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on RESI’s operating results. See Note 4 for additional details of the AMA.

Additionally, we provide management services to our wholly owned subsidiary, NewSource Reinsurance Company Ltd. (“NewSource”), a title insurance and reinsurance company in Bermuda. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time.

Basis of presentation and use of estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2017.

Effective January 1, 2016, the accompanying condensed consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification (“ASC”) 810, as amended by Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. With the adoption of the ASU 2015-02 effective January 1, 2016, we no longer consolidate RESI as a VIE, and we currently do not have any other potential VIEs.

Prior year amounts related to share-based compensation have been reclassified to salaries and employee benefits and general and administrative expenses within our condensed consolidated statement of operations for consistency with the current period presentation. This reclassification had no effect on the reported results of operations.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Deconsolidation of RESI

Prior to our adoption of ASU 2015-02 on January 1, 2016, we consolidated the accounts of RESI in our consolidated financial statements as a VIE. Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with RESI pursuant to the amended guidance. We determined that the compensation we receive in return for our services to RESI is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, RESI is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of RESI. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to RESI from our consolidated financial statements and eliminated the amounts previously reported as noncontrolling interests in RESI as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist primarily of management fees received from RESI under the AMA, and our consolidated expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Preferred stock

During the first quarter of 2014, we issued $250.0 million of convertible preferred stock. All of the outstanding shares of preferred stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of preferred stock may potentially cause us to redeem all the shares of preferred stock held by such holder at a redemption price equal to $1,000 per share, out of funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of shares of Series A Preferred Stock are not entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange ratio of 0.8 shares of common stock for each share of Series A Preferred Stock), subject to certain anti-dilution adjustments.

Upon a change of control or upon the liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

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

2016 Employee Preferred Stock Plan

On May 26, 2016, the 2016 Employee Preferred Stock Plan (the “Employee Preferred Stock Plan”) was approved by our stockholders. Pursuant to the Employee Preferred Stock Plan, the Company may grant one or more series of non-voting preferred stock, par value $0.01 per share in the Company to induce certain employees to become employed and remain employees of the Company in the U.S. Virgin Islands (“USVI”), and any of its future USVI subsidiaries, to encourage ownership of shares in the Company by such USVI employees and to provide additional incentives for such employees to promote the success of the Company’s business.

Pursuant to our stockholder approval of the Employee Preferred Stock Plan, on December 29, 2016, the Company authorized 14 additional series of preferred stock of the Company, consisting of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock, and each series shall consist of up to an aggregate of 1,000 shares.

On January 5, 2017, we issued an aggregate of 900 shares of preferred stock to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason; therefore, these shares are classified within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

In March 2017, our Board of Directors declared and paid an aggregate of $0.6 million of dividends on the preferred stock issued under the Employee Preferred Stock Plan. Such dividends are included in salaries and employee benefits in our condensed consolidated statement of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU 2017-01 effective January 1, 2017. This adoption had no significant effect on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2019. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. This adoption had no significant effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard became effective for interim and annual reporting periods beginning after December 15, 2016. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We do not expect this amendment to a significant effect on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. We do not expect this amendment to a significant effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our consolidated financial statements. We anticipate applying this amendment using the modified retrospective method.

2. Fair value of financial instruments

The following table sets forth carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of March 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2017
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$24,773	$24,773	$—	$—

December 31, 2016
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$17,934	$17,934	$—	$—

We did not transfer any assets from one level to another level during the three months ended March 31, 2017 and during the year ended December 31, 2016.

The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

We held 1,624,465 shares of RESI's common stock at each of March 31, 2017 and December 31, 2016, representing approximately 3.0% RESI's then-outstanding common stock at each date, which is included as available-for-sale securities in our condensed consolidated balance sheet. All of our shares of RESI's common stock were acquired in open market transactions. We received dividends on RESI's common stock of $0.2 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.

The following table presents the amortized cost and fair value of our available-for-sale securities as of March 31, 2017 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Available-for-sale securities: RESI common stock	$20,596	$4,177	$—	$24,773

December 31, 2016
Available-for-sale securities: RESI common stock	$20,596	$—	$2,662	$17,934

We have recognized no other-than-temporary impairment related to our investment in RESI's common stock.

During the three months ended March 31, 2016, we acquired 1,300,000 shares of RESI's common stock in open market transactions at a weighted average purchase price of $11.97 per share, respectively.

3. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2017:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, Altisource, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On December 16, 2016, the case was reassigned to a new Judge, U.S. District Court Judge Harvey Bartle, III, in the Eastern District of Pennsylvania.

On April 6, 2017, the Court issued an opinion and order granting defendants’ motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On April 21, 2017, Plaintiff filed a notice with the court that it intended to file a first amended consolidated complaint in the matter no later than May 1, 2017. On May 1, 2017, Plaintiff filed a motion for leave to amend the complaint and, at the same time, filed a first amended consolidated complaint.

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

4. Related party transactions

Asset management agreement with RESI

Pursuant to our AMA with RESI, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of RESI's SFR properties; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

The AMA, which became effective on April 1, 2015, provides for a management fee structure as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) RESI’s average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of average invested capital while RESI has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while RESI has 4,500 or more rental properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while RESI has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of converted into leased single-family homes by RESI for the first time during the applicable quarter.

To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

RESI has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock.

Under the AMA, RESI reimburses us for the compensation and benefits of the General Counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf.

The AMA requires that we are the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to RESI achieving an average annual return on invested capital of at least 7.0%. RESI's termination rights under the AMA are significantly limited. Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or RESI “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) RESI for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) RESI in connection with certain change of control events.

If the AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Summary of related party transactions

The following table presents our significant transactions with RESI, which is a related party, for the periods indicated ($ in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Management fees from RESI	$4,211	$4,124
Conversion fees from RESI	604	402
Expense reimbursements from RESI	196	—

No Incentive Management Fee was due from RESI for the first quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of March 31, 2017, RESI's aggregate return shortfall under the AMA was approximately 55.60% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

We held 1,624,465 shares of RESI's common stock at each of March 31, 2017 and December 31, 2016, representing approximately 3.0% of RESI's then-outstanding common stock at each date. All of our shares of RESI's common stock were acquired in open market transactions.

On March 23, 2017, we completed the repurchase of an aggregate of 50,000 shares of common stock from an affiliated fund of Luxor Capital Partners Group (“Luxor”) in a block trade at a price of $52.50 per share, or an aggregate of $2.6 million, pursuant to our previously reported $300.0 million stock repurchase program. Luxor may be considered a related party of the Company because a Luxor partner is a member of our Board of Directors. Following the transaction, the Company now holds the acquired shares as treasury shares.

5. Share-based payments

On March 7, 2017, we granted 20,205 restricted stock units to members of management with a weighted average grant date fair value of $78.58 per share. The restricted stock units will vest in three equal annual installments on each of March 7, 2018, 2019 and 2020, subject to forfeiture or acceleration. During the three months ended March 31, 2016, we granted no share-based payments to members of management.

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued.

We recorded $2.2 million and $2.4 million of compensation expense related to our grants of restricted stock for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had an aggregate $9.2 million and $9.6 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.4 years and 1.5 years, respectively.

6. Income taxes

We are domiciled in the USVI and under current USVI law are obligated to pay taxes in the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply with its provisions, we will receive a 90% tax reduction on our USVI-sourced income taxes until 2043.

As of March 31, 2017 and December 31, 2016, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the three months ended March 31, 2017 and 2016.

7. Earnings per share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Numerator
Net loss	$(1,318)	$(940)
Amortization of preferred stock issuance costs	(52)	(52)
Numerator for basic and diluted EPS – loss attributable to common stockholders	(1,370)	(992)

Denominator
Weighted average common stock outstanding – basic	1,545,555	1,990,153
Weighted average common stock outstanding – diluted	1,545,555	1,990,153

Loss per basic common share	$(0.89)	$(0.50)
Loss per diluted common share	$(0.89)	$(0.50)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Numerator
Amortization of preferred stock issuance costs	$52	$52

Denominator
Stock options	113,339	169,598
Restricted stock	40,666	52,122
Preferred stock, if converted	200,000	200,000

8. Segment information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to RESI under the AMA, we operate as a single segment focused on providing asset management and corporate governance services.

9. Subsequent events

Management has evaluated the impact of all subsequent events through the issuance of these condensed consolidated interim financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

We operate in a single segment focused on providing asset management and certain corporate governance services to institutional investors. We were incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (“SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“RESI”), a publicly-traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. RESI is currently our primary source of revenue and drives our results.

We provide services to RESI pursuant to an asset management agreement (the “AMA”) under which we will be the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter.

Our strategy for RESI is to build long-term shareholder value for it through the creation of a large portfolio of SFR homes that are targeted to operate at a best-in-class yield. We believe there is a compelling opportunity in the single-family rental market and that we have implemented the right strategic plan for RESI to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for RESI which, in our view, offers optimal yield opportunities for RESI that should benefit AAMC in the form of growing management fees as RESI continues to grow.

In order to achieve this goal for both RESI and AAMC, we have focused on (i) identifying and acquiring high-yielding SFR properties for RESI in pools or on a targeted, individual basis; (ii) working with RESI’s property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental REO properties for RESI that do not meet its targeted rental criteria, which generates cash that RESI may reinvest in acquiring additional SFR properties; (iv) resolving the remaining mortgage loans in RESI’s portfolio, including the conversion of a portion of the underlying properties to rental units and (v) extending the duration of RESI’s financing arrangements to better match the long-term nature of our rental portfolio.

Additionally, we provide management services to NewSource. On December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority. We consolidate NewSource in our condensed consolidated financial statements.

Management Overview

During the first quarter of 2017, we made substantial progress on RESI’s strategic objectives. On March 30, 2017, we facilitated RESI’s entry into an agreement to acquire up the 3,500 SFR properties (the “HOME II Transaction”) from entities sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. In the first closing on March 30, 2017, RESI’s indirect wholly owned subsidiary acquired 757 SFR properties for an aggregate purchase price of $106.5 million. RESI also committed to purchase up to 2,743 additional stabilized rental properties from the sellers in the HOME II Transaction, 1,250 of which are subject to the sellers' good faith efforts to offer such properties for sale.

The purchase price was funded by RESI with approximately $79.9 million of proceeds from a seller financing arrangement (the “HOME II loan agreement,”) representing 75% of the aggregate purchase price (the “HOME II Loan”), which, along with the Term Loan (as defined below), advanced RESI’s objective of obtaining longer term financing arrangements for its assets. The HOME II Loan is a floating rate loan, on which interest is computed monthly based on one-month LIBOR plus a fixed component spread of 2.75%, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II loan agreement. The initial maturity date of RESI’s HOME II Loan is October 9, 2019, and we negotiated the option for RESI to extend the HOME II Loan for three successive one-year periods, provided, among other things, that there is no event of default under the HOME II loan agreement on each maturity date. The HOME II Loan is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

In connection with the HOME II Transaction, RESI again retained Main Street Renewal, LLC (“MSR”), the current property manager for the portfolio to provide property management services for the acquired rental homes, including leasing and lease management, operations, maintenance, repair, property management and property disposition services. We believe the two separate property management agreements with MSR and Altisource Portfolio Solutions S.A. are, and will continue to be, key drivers of efficiency and cost management in RESI’s model. We believe such agreements will also provide RESI with scalable, established, geographically dispersed property management infrastructures to support its growing portfolio of SFR properties and promote better data for RESI and best practices for RESI’s property management structure.

During the first quarter of 2017, we also continued RESI’s efforts to recycle capital through the sale of certain mortgage loans and non-rental REO properties. We advised RESI on the successful completion of the sale of 556 mortgage loans during the three months ended March 31, 2017. In addition, in January 2017, we commenced an auction process for RESI to sell an additional portfolio of 2,384 mortgage loans with an aggregate UPB of $574.4 million. On February 15, 2017, following the auction process, we facilitated RESI’s agreement in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and final negotiation of the definitive purchase agreement, we expect RESI to consummate this transaction during the second quarter of 2017. Following completion of the sale of this additional mortgage loan portfolio, RESI will have sold the substantial majority of its non-performing and re-performing loans that were not expected to be rental candidates. In addition, we have continued to assist RESI in making significant progress on the sale of its non-rental REO properties with an additional 413 of such properties sold during the first quarter of 2017. These mortgage loan and non-rental REO property sales have allowed, and will continue to allow, RESI to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as RESI determines will best serve its stockholders.

We have continued our efforts to optimize RESI’s financing structure to best benefit its strategic objectives and long-term structure. In addition to securing the HOME II Loan in March 2017, we also facilitated RESI’s entry, on April 6, 2017, into a fixed rate, five year credit and security agreement (the “Term Loan Agreement”) with an aggregate principal balance of $100.0 million (the “Term Loan”). The majority of the proceeds of the Term Loan were used to reduce RESI’s balances on certain of its other short-term repurchase and loan agreements. We believe that the Term Loan, together with the HOME II Loan, better matches the long term nature of RESI’s assets than the shorter term repurchase and loan agreements historically used to finance its portfolios while providing RESI with protection against rising interest rates.

Additionally, on April 6, 2017, we facilitated RESI’s amendment and restatement of its loan and security agreement with Nomura Corporate Funding Americas, LLC to, among other things, extend the termination date of the facility by one year to April 5, 2018.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value for RESI through the creation of a large portfolio of SFR homes that we target operating for RESI at a best-in-class yield. To the extent RESI is successful in implementing this strategy under our management, the fees we earn under the AMA should be positively impacted.

Asset Management Agreement with RESI

Pursuant to the AMA, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of RESI's SFR properties; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

The AMA, which became effective on April 1, 2015, provides for a management fee structure as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) RESI's average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while RESI has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by RESI for the first time during the applicable quarter.

To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee.

RESI has the flexibility to pay up to 25% of the Incentive Management Fee to us in shares of its common stock.

Under the AMA, RESI reimburses us for the compensation and benefits of the general counsel dedicated to RESI and certain other out-of-pocket expenses incurred on RESI's behalf.

The AMA requires that we are the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to RESI achieving an average annual return on invested capital of at least 7.0%. RESI's termination rights under the AMA are significantly limited. Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or RESI “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) RESI for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) RESI in connection with certain change of control events.

No Incentive Management Fee was due from RESI for the first quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an Incentive Management Fee. As of March 31, 2017, RESI's aggregate return shortfall under the AMA was approximately 55.60% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

If the AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Metrics Affecting our Consolidated Results

Revenues

Our revenues primarily consist of quarterly fees due to us under the AMA, including the Base Management Fee, Incentive Management Fee and Conversion Fee as described above and reimbursements of out-of-pocket expenses directly related to RESI's business. The Base Management Fee is derived as a percentage of RESI’s average invested capital, and the Conversion Fee is based on the number and value of mortgage loans and/or REO properties that RESI converts to rental properties for the first time in each period. The Incentive Management Fee is directly dependent upon RESI's financial performance being in excess of a 7.0%-8.25% minimum return on invested capital and will vary with RESI's financial performance. Expense reimbursements we receive from RESI relate primarily to travel and other out-of-pocket expenses solely related to our management of RESI's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to RESI. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than RESI share-based compensation issued to them by RESI) are the responsibility of AAMC and are not reimbursed by RESI. In addition, we receive dividends on the shares of RESI common stock that we own, which we record as other income. The amount of dividends on RESI's common stock will vary with RESI's financial performance, taxable income, liquidity needs and other factors deemed relevant by RESI's Board of Directors. In addition, we recognize changes in the fair value of our holdings of RESI common stock as other comprehensive income or loss, which will be directly dependent upon fluctuations in the market price of RESI's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses. Salaries and employee benefits includes the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to non-employees and Directors.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Management Fees and Expense Reimbursements

We received total management fees from RESI under the AMA of $4.8 million during the three months ended March 31, 2017, consisting of $4.2 million of Base Management Fees and $0.6 million of Conversion Fees, compared to $4.5 million during the three months ended March 31, 2016, consisting of $4.1 million of Base Management Fees and $0.4 million of Conversion Fees. The increase in Base Management Fees is primarily driven by an increase in the Base Management Fee percentage under the AMA, partially offset by declines in RESI's average invested capital for the quarter. The increase in Conversion Fees is primarily driven by an increased number of properties converted to rented properties for the first time during the first quarter of 2017 compared to the first quarter of 2016.

Because RESI has more than 4,500 rented properties, we are entitled to receive a Base Management Fee of 2% of RESI’s invested capital and a potential Incentive Management Fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements due from RESI of $0.2 million for the three months ended March 31, 2017 related to travel and other out-of-pocket costs in managing RESI's business and the employment costs of related to the general counsel dedicated to RESI.

Salaries and Employee Benefits

Salaries and employee benefits was $4.7 million and $4.2 million during the three months ended March 31, 2017 and 2016, respectively. The increase in salaries and benefits in 2017 is primarily due to increases in employee headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management. The $4.7 million in 2017 also includes $0.6 million related to dividends declared and paid by the Board of Directors on the preferred stock issued to our USVI employees under our 2016 Employee Preferred Stock Plan.

Legal and Professional Fees

Legal and professional fees were $0.7 million during the three months ended March 31, 2017 compared to $0.5 million during the three months ended March 31, 2016. This increase is primarily due to an increase in legal fees related to motion practice in our ongoing litigation as well as fees of outside counsel representing the Board of Directors in a shareholder matter that ultimately did not move forward.

General and Administrative Expenses

General and administrative expenses were $1.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to increased share-based compensation expense related to the increase in the fair value of non-employee awards.

Dividend Income on RESI Common Stock

Dividends received on shares of RESI common stock decreased to $0.2 million from $0.3 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to the non-recurrence in 2017 of a special dividend declared by RESI in the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $30.9 million compared to $40.6 million as of December 31, 2016. We believe this cash is sufficient to fund our operations since we are continuing to generate asset management fees under the AMA and receiving dividend income on the RESI common stock we own and our only ongoing cash expenditures are lease obligations, salaries and employee benefits, legal and professional fees and general and administrative expenses, which are covered by the Base Management Fees we receive under the AMA.

Treasury Shares

At March 31, 2017, a total of $264.5 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $35.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the actual cash flows for the periods indicated ($ in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net cash used in operating activities	$(5,800)	$(8,279)
Net cash used in investing activities (1)	—	(132,290)
Net cash used in financing activities	(3,929)	(2,329)
Total cash flows	$(9,729)	$(142,898)
____________

(1)
Upon deconsolidation of RESI effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to RESI within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 consisted primarily of payment of salaries, annual incentive compensation and dividends on preferred stock issued to employees and a net decrease in accounts payable and accrued liabilities.

We had no investing cash flows during the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2016 consisted primarily of our purchases of the common stock of RESI and a reduction of reported cash due to the deconsolidation of RESI effective January 1, 2016.

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 consisted primarily repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 1, 2017.

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

In addition, under the terms of the AMA, RESI has the flexibility to pay up to 25% of our Incentive Management Fees in shares of RESI common stock. Should RESI make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2017:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, Altisource, Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On December 16, 2016, the case was reassigned to a new Judge, U.S. District Court Judge Harvey Bartle, III, in the Eastern District of Pennsylvania.

On April 6, 2017, the Court issued an opinion and order granting defendants’ motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On April 21, 2017, Plaintiff filed a notice with the court that it intended to file a first amended consolidated complaint in the matter no later than May 1, 2017. On May 1, 2017, Plaintiff filed a motion for leave to amend the complaint and, at the same time, filed a first amended consolidated complaint.

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

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2016. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuance of Preferred Shares to USVI Employees

On January 5, 2017, we issued an aggregate of 900 shares of preferred stock to certain of our USVI employees pursuant to our 2016 Employee Preferred Stock Plan. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason; therefore, these shares are classified within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Issuer Purchases of Equity Securities

The Board of Directors has authorized a stock repurchase plan of up to $300.0 million of common stock. During the first quarter of 2017, we repurchased an aggregate of 69,570 shares for an aggregate purchase price of $4.0 million. As of March 31, 2017, we have remaining approximately $35.5 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending March 31, 2017 (dollars in thousands, except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
January 1, 2017 to January 31, 2017	—	$—	1,109,196	$39,465
February 1, 2017 to February 28, 2017	—	—	1,109,196	39,465
March 1, 2017 to March 31, 2017	69,570	57.21	1,178,766	35,484
For the quarter ended March 31, 2017	69,570	57.21	1,178,766	35,484
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

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

Altisource Asset Management Corporation
Date:	May 9, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer