Form 10-Q
period 2017-06-30
Altisource Asset Management Corp
filed 2017-08-08
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

5100 Tamarind Reef
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

As of August 1, 2017, 1,572,837 shares of our common stock were outstanding (excluding 1,212,217 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2017

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “RESI” refer to Altisource Residential Corporation, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and cash equivalents	$31,652	$40,584
Available-for-sale securities (RESI common stock)	21,021	17,934
Related party receivables	4,933	5,266
Prepaid expenses and other assets	2,857	1,964
Total assets	$60,463	$65,748

Liabilities:
Accrued salaries and employee benefits	$2,821	$4,100
Accounts payable and other accrued liabilities	2,109	4,587
Total liabilities	4,930	8,687

Commitments and contingencies (Note 3)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016; redemption value $250,000	249,443	249,340

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,784,454 and 1,572,237 shares issued and outstanding, respectively, as of June 30, 2017 and 2,637,629 and 1,513,912 shares issued and outstanding, respectively, as of December 31, 2016	28	26
Additional paid-in capital	34,833	30,696
Retained earnings	42,982	46,145
Accumulated other comprehensive income (loss)	261	(2,662)
Treasury stock, at cost, 1,212,217 shares as of June 30, 2017 and 1,123,717 shares as of December 31, 2016	(272,014)	(266,484)
Total stockholders' deficit	(193,910)	(192,279)
Total liabilities and equity	$60,463	$65,748

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenues:
Management fees from RESI	$3,999	$4,506	$8,210	$8,630
Conversion fees from RESI	434	544	1,038	946
Expense reimbursements from RESI	210	357	406	357
Total revenues	4,643	5,407	9,654	9,933
Expenses:
Salaries and employee benefits	5,281	4,385	9,968	8,594
Legal and professional fees	336	542	1,020	1,083
General and administrative	726	1,170	1,883	2,191
Total expenses	6,343	6,097	12,871	11,868
Other income:
Dividend income on RESI common stock	243	244	487	536
Other income	15	58	27	60
Total other income	258	302	514	596
Loss before income taxes	(1,442)	(388)	(2,703)	(1,339)
Income tax expense	300	873	357	862
Net loss	$(1,742)	$(1,261)	$(3,060)	$(2,201)
Amortization of preferred stock issuance costs	(51)	(52)	(103)	(104)
Net loss attributable to common stockholders	$(1,793)	$(1,313)	$(3,163)	$(2,305)

Loss per share of common stock – basic:
Loss per basic share	$(1.15)	$(0.74)	$(2.03)	$(1.22)
Weighted average common stock outstanding – basic	1,563,272	1,776,831	1,554,462	1,883,322

Loss per share of common stock – diluted:
Loss per diluted share	$(1.15)	$(0.74)	$(2.03)	$(1.22)
Weighted average common stock outstanding – diluted	1,563,272	1,776,831	1,554,462	1,883,322

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net loss	$(1,742)	$(1,261)	$(3,060)	$(2,201)

Other comprehensive (loss) income:
Change in fair value of available-for-sale securities (RESI common stock)	(3,752)	(4,565)	3,087	(4,686)
Other comprehensive (loss) income, before tax effect	(3,752)	(4,565)	3,087	(4,686)
Tax benefit (expense) of other comprehensive (loss) income	1,444	—	(164)	—
Total other comprehensive (loss) income	(2,308)	(4,565)	2,923	(4,686)

Comprehensive loss	$(4,050)	$(5,826)	$(137)	$(6,887)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$—	$(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	146,825	2	73	—	—	—	—	75
Treasury shares repurchased	—	—	—	—	—	(5,530)	—	(5,530)
Amortization of preferred stock issuance costs	—	—	—	(103)	—	—	—	(103)
Share-based compensation	—	—	4,064	—	—	—	—	4,064
Change in fair value of available-for-sale securities (RESI common stock), net of tax	—	—	—	—	2,923	—	—	2,923
Net loss	—	—	—	(3,060)	—	—	—	(3,060)
June 30, 2017	2,784,454	$28	$34,833	$42,982	$261	$(272,014)	$—	$(193,910)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity (Deficit)
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	42,639	—	6	—	—	—	—	6
Treasury shares repurchased	—	—	—	—	—	(6,591)	—	(6,591)
Amortization of preferred stock issuance costs	—	—	—	(104)	—	—	—	(104)
Share-based compensation	—	—	4,756	—	—	—	—	4,756
Change in fair value of available-for-sale securities (RESI common stock)	—	—	—	—	(4,686)	—	—	(4,686)
Net loss	—	—	—	(2,201)	—	—	—	(2,201)
June 30, 2016	2,599,467	$26	$25,851	$48,982	$(5,667)	$(261,575)	$—	$(192,383)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Operating activities:
Net loss	$(3,060)	$(2,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,064	4,756
Changes in operating assets and liabilities:
Accounts receivable, net	—	123
Related party receivables	333	(5,489)
Prepaid expenses and other assets	(893)	653
Accrued salaries and employee benefits	(1,279)	(1,993)
Accounts payable and other accrued liabilities	(2,642)	81
Related party payables	—	(2,180)
Net cash used in operating activities	(3,477)	(6,250)
Investing activities:
Decrease in cash due to deconsolidation of RESI (Note 1)	—	(116,702)
Purchases of RESI common stock	—	(15,588)
Net cash used in investing activities	—	(132,290)
Financing activities:
Proceeds from exercise of stock options	486	18
Repurchase of common stock	(5,530)	(6,591)
Payment of tax withholdings on share-based compensation plan awards	(411)	(12)
Net cash used in financing activities	(5,455)	(6,585)
Net change in cash and cash equivalents	(8,932)	(145,125)
Cash and cash equivalents as of beginning of the period	40,584	184,544
Cash and cash equivalents as of end of the period	$31,652	$39,419

Supplemental disclosure of cash flow information
Income taxes paid	$686	$—
Decrease in noncontrolling interest due to deconsolidation of RESI (Note 1)	—	(1,145,639)
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of RESI (Note 1)	—	(1,265,968)
Decrease in real estate assets and mortgage loans due to deconsolidation of RESI (Note 1)	—	2,264,296

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

1. Organization and basis of presentation

We were incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940.

Our primary client currently is Altisource Residential Corporation (“RESI”), a public real estate investment trust focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. All of our revenue for all periods presented was generated through our asset management agreement (the “AMA”) with RESI.

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

Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued $250.0 million of convertible preferred stock. All of the outstanding shares of preferred stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of preferred stock may potentially cause us to redeem all the shares of preferred stock held by such holder at a redemption price equal to $1,000 per share from funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

Issuance of Preferred Stock under the 2016 Employee Preferred Stock Plan

On May 26, 2016, the 2016 Employee Preferred Stock Plan (the “Employee Preferred Stock Plan”) was approved by our stockholders. Pursuant to the Employee Preferred Stock Plan, the Company may grant one or more series of non-voting preferred stock, par value $0.01 per share in the Company to induce certain employees to become employed and remain employees of the Company in the USVI, and any of its future USVI subsidiaries, to encourage ownership of shares in the Company by such USVI employees and to provide additional incentives for such employees to promote the success of the Company’s business.

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

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU 2017-01 effective January 1, 2017. This adoption had no significant effect on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. This adoption had no significant effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This ASU became effective for interim and annual reporting periods beginning after December 15, 2016. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption during an interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The amendments in ASU 2016-15 should be applied on a modified retrospective transition basis. We do not expect this amendment to have a significant effect on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We do not expect this amendment to have a significant effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon our adoption of ASU 2016-01, we expect to recognize a cumulative-effect adjustment to our balance sheet to reclassify our accumulated other comprehensive income to our statement of operations, and we will thereafter record changes in the fair value of our available-for-sale securities through profit and loss.

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

2. Fair value of financial instruments

The following table sets forth carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2017
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$21,021	$21,021	$—	$—

December 31, 2016
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$17,934	$17,934	$—	$—

We did not transfer any assets from one level to another level during the six months ended June 30, 2017 and during the year ended December 31, 2016.

The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

We held 1,624,465 shares of RESI's common stock at each of June 30, 2017 and December 31, 2016, representing approximately 3.0% RESI's then-outstanding common stock at each date, which is included as available-for-sale securities in our condensed consolidated balance sheet. All of our shares of RESI's common stock were acquired in open market transactions. We received dividends on RESI's common stock of $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively, and we received dividends on RESI's common stock of $0.2 million and $0.5 million during the three and six months ended June 30, 2016, respectively.

The following table presents the amortized cost and fair value of our available-for-sale securities as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available-for-sale securities: RESI common stock	$20,596	$425	$—	$21,021

December 31, 2016
Available-for-sale securities: RESI common stock	$20,596	$—	$2,662	$17,934

We have recognized no other-than-temporary impairment related to our investment in RESI's common stock.

During the six months ended June 30, 2016, we acquired 1,300,000 shares of RESI's common stock in open market transactions at a weighted average purchase price of $11.97 per share, respectively.

3. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2017:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, Altisource Portfolio Solutions S.A., Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff, and lead plaintiff filed an amended complaint on June 19, 2015.

AAMC and Mr. Erbey filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted, and on April 6, 2017, the Court issued an opinion and order granting defendants’ motion to dismiss.

On May 1, 2017, Plaintiff filed a motion for leave to amend the complaint and, at the same time, filed a proposed first amended consolidated complaint. AAMC and Mr. Erbey opposed the motion, and on July 5, 2017, the Court issued an opinion and order denying with prejudice the motion of the Plaintiff for leave to file the first amended consolidated complaint.

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter.

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

4. Related party transactions

Asset management agreement with RESI

Pursuant to our AMA with RESI, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the renovation, leasing and property management of RESI's SFR properties performed by its property managers; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide RESI with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Both the management team and support personnel are employed exclusively by AAMC or affiliates thereof and are thus not employees of RESI. Our management also has significant corporate governance experience that enables us to manage RESI's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of RESI's Board of Directors to any business or entity competing against RESI in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of a single-family rental business or (c) any other activity in which RESI engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following RESI's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without RESI's prior consent.

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

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of assets converted into leased single-family homes by RESI for the first time during the applicable quarter.

Because RESI has more than 4,500 rented properties, we are entitled to receive a base management fee of 2.0% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

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

If the AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Summary of related party transactions

The following table presents our significant transactions with RESI, which is a related party, for the periods indicated ($ in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Management fees from RESI	$3,999	$4,506	$8,210	$8,630
Conversion fees from RESI	434	544	1,038	946
Expense reimbursements from RESI	210	357	406	357

No incentive management fee was due from RESI for the second quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. As of June 30, 2017, RESI's aggregate return shortfall under the AMA was approximately 60.40% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

We held 1,624,465 shares of RESI's common stock at each of June 30, 2017 and December 31, 2016, representing approximately 3.0% of RESI's then-outstanding common stock at each date. All of our shares of RESI's common stock were acquired in open market transactions.

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

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2017 and 2016, we granted 2,001 and 10,200 shares of restricted stock, respectively, to our Directors with a weighted average grant date fair value per share of $89.93 and $18.08, respectively.

We recorded $1.9 million and $4.1 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2017, respectively, and we recorded $2.4 million and $4.8 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, we had an aggregate $7.5 million and $9.6 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.5 years at each period end.

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

As of June 30, 2017 and December 31, 2016, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the six months ended June 30, 2017 and 2016.

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

7. Earnings per share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Numerator
Net loss	$(1,742)	$(1,261)	$(3,060)	(2,201)
Amortization of preferred stock issuance costs	(51)	(52)	(103)	(104)
Numerator for basic and diluted EPS – loss attributable to common stockholders	$(1,793)	$(1,313)	$(3,163)	$(2,305)

Denominator
Weighted average common stock outstanding – basic	1,563,272	1,776,831	1,554,462	1,883,322
Weighted average common stock outstanding – diluted	1,563,272	1,776,831	1,554,462	1,883,322

Loss per basic common share	$(1.15)	$(0.74)	$(2.03)	$(1.22)
Loss per diluted common share	$(1.15)	$(0.74)	$(2.03)	$(1.22)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Numerator
Amortization of preferred stock issuance costs	$51	$52	$103	$104

Denominator
Stock options	45,057	167,720	79,198	168,659
Restricted stock	40,635	39,170	40,650	45,646
Preferred stock, if converted	200,000	200,000	200,000	200,000

8. Segment information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because all of our revenue is derived from the services we provide to RESI under the AMA, we operate as a single segment focused on providing asset management and corporate governance services.

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

Our primary client currently is Altisource Residential Corporation (“RESI”), a publicly-traded real estate investment trust focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. RESI is currently our primary source of revenue and drives our results.

We provide services to RESI pursuant to an asset management agreement (the “AMA”) under which are the exclusive asset manager for RESI for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter.

Our strategy for RESI is to build long-term shareholder value through the creation of a large portfolio of SFR homes that are targeted to operate at a best-in-class yield. We believe there is a compelling opportunity in the single-family rental market and that we have implemented the right strategic plan for RESI to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for RESI which, in our view, offers optimal yield opportunities for RESI that should benefit AAMC in the form of growing management fees as RESI continues to grow.

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

Management Overview

During the second quarter of 2017, we made substantial progress on RESI's strategic objectives through continued SFR property acquisitions, the sale of the majority of its mortgage loans and the disposition of non-rental REO properties.

On June 29, 2017, we negotiated and consummated RESI's second closing under its previously disclosed agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. In this second closing, RESI's indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. To date, RESI has acquired 1,508 SFR properties pursuant to the HOME Flow Transaction, including the 757 SFR properties acquired by its indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”) on March 30, 2017.

The purchase price of the second closing was funded with approximately $87.8 million in a seller financing arrangement representing 75% of the aggregate purchase price (the “HOME III Loan Agreement”). The HOME III Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME III Loan Agreement. The initial maturity date of the HOME III Loan Agreement is October 9, 2019. HOME Borrower

III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date.

In connection with both closings under the HOME Flow Transaction, RESI again retained Main Street Renewal, LLC (“MSR”), the current property manager for the portfolio, to provide property management services for the acquired rental homes, including leasing and lease management, operations, maintenance, repair, property management and property disposition services. We believe that RESI's property management agreements with MSR and Altisource Portfolio Solutions S.A. are, and will continue to be, key drivers of efficiency and cost management in RESI's model. We believe such agreements will also provide RESI with scalable, established, geographically dispersed property management infrastructures to support its growing portfolio of SFR properties.

During the second quarter of 2017, we also continued RESI's efforts to recycle capital through the sale of certain mortgage loans and non-rental REO properties. We advised RESI on the successful completion of the sale of 2,104 mortgage loans during May 2017, bringing the total NPLs sold by RESI in bulk transactions to 2,660 for the first six months of 2017. As of June 30, 2017, RESI has sold the substantial majority of its non-performing and re-performing loans. In addition, we have continued to assist RESI in making significant progress on the sale of its non-rental REO properties with an additional 522 and 935 of such properties sold during the three and six months ended June 30, 2017, respectively. These mortgage loan and non-rental REO property sales continue to allow RESI to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as RESI determines will best serve its stockholders.

We have continued our efforts to optimize RESI's financing structure. In addition to securing the HOME III Loan Agreement in June 2017, we also facilitated RESI's entry, on April 6, 2017, into a fixed rate, five-year credit and security agreement with an aggregate principal balance of $100.0 million (the “Term Loan Agreement”). The majority of the proceeds of the Term Loan Agreement were used to reduce RESI's balances on certain of its other short-term repurchase and loan agreements. We believe that the Term Loan Agreement, together with the seller financing arrangements obtained under the HOME Flow Transaction, better matches the long term nature of RESI's assets than the shorter term repurchase and loan agreements historically used to finance its portfolios while providing RESI with protection against rising interest rates.

Additionally, on April 6, 2017, we facilitated RESI's amendment and restatement of its loan and security agreement with Nomura Corporate Funding Americas, LLC to, among other things, extend the termination date of the facility by one year to April 5, 2018.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value for RESI through the creation of a large portfolio of SFR homes that we target operating for RESI at a best-in-class yield. To the extent RESI is successful in implementing this strategy under our management, the fees we earn under the AMA should be positively impacted.

Asset Management Agreement with RESI

Pursuant to the AMA, we design and implement RESI's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by RESI's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of RESI's day-to-day operations; (2) defining investment criteria in RESI's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the renovation, leasing and property management of RESI's SFR properties performed by its property managers; (6) overseeing the servicing of RESI's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide RESI with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Both the management team and support personnel are employed exclusively by AAMC or affiliates thereof and are thus not employees of RESI. Our management also has significant corporate governance experience that enables us to manage RESI's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of RESI's Board of Directors to any business or entity competing against RESI in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of a single-family rental business or (c) any other activity in which RESI engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following RESI's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without RESI's prior consent.

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

Because RESI has more than 4,500 rented properties, we are entitled to receive a base management fee of 2.0% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

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

No incentive management fee was due from RESI for the second quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. As of June 30, 2017, RESI's aggregate return shortfall under the AMA was approximately 60.40% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to non-employees and Directors.

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2017 and 2016.

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from RESI of $4.0 million and $8.2 million during the three and six months ended June 30, 2017, respectively, compared to $4.5 million and $8.6 million during the three and six months ended June 30, 2016, respectively. The decrease in base management fees is primarily driven by declines in RESI's average invested capital, partially offset by increases in the base management fee percentage under the AMA related to the increase in RESI's rental portfolio.

We received conversion fees from RESI of $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively, compared to $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively. We expect the conversion fees we receive to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Because RESI has more than 4,500 rented properties, we are entitled to receive a base management fee of 2% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements due from RESI of $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, compared to $0.4 million for each of the three and six months ended June 30, 2016. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing RESI's business and the employment costs related to the general counsel dedicated to RESI.

Salaries and Employee Benefits

Salaries and employee benefits were $5.3 million and $4.4 million during the three months ended June 30, 2017 and 2016, respectively. The increase in salaries and benefits in 2017 is primarily due to increases in employee headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management.

Salaries and employee benefits were $10.0 million and $8.6 million during the six months ended June 30, 2017 and 2016, respectively. The increase in salaries and benefits in 2017 is primarily due to increases in employee headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management. The 2017 amount also includes $0.6 million related to dividends declared and paid by the Board of Directors on the preferred stock issued to our USVI employees under our 2016 Employee Preferred Stock Plan.

Legal and Professional Fees

Legal and professional fees were $0.3 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to a decrease in legal fees related to a reduction in the preparation and filing of motions related to the City of Cambridge class action, which was dismissed with prejudice during the second quarter of 2017.

Legal and professional fees were $1.0 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to a decrease in legal fees related to a reduction in the preparation and filing of motions related to the City of Cambridge class action, which was dismissed with prejudice during the second quarter of 2017.

General and Administrative Expenses

General and administrative expenses were $0.7 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards.

General and administrative expenses were $1.9 million and $2.2 million during the six months ended June 30, 2017 and 2016, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards.

Dividend Income on RESI Common Stock

Dividends received on shares of RESI common stock decreased to $243 thousand and $487 thousand for the three and six months ended June 30, 2017, respectively, from $244 thousand and $536 thousand for the three and six months ended June 30, 2016, respectively, primarily due to the non-recurrence of a special dividend declared by RESI in the first quarter of 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $31.7 million compared to $40.6 million as of December 31, 2016. At June 30, 2017, we also had $21.0 million in RESI common stock, compared to $17.9 million in RESI common stock as of December 31, 2016, due to the increase in RESI’s stock price during the first six months of 2017. We also continue to generate asset management fees from RESI under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receiving dividend income on the RESI common stock we own and our only ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At June 30, 2017, a total of $265.5 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016
Net cash used in operating activities	$(3,477)	$(6,250)
Net cash used in investing activities (1)	—	(132,290)
Net cash used in financing activities	(5,455)	(6,585)
Total cash flows	$(8,932)	$(145,125)
____________

(1)
Upon deconsolidation of RESI effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to RESI within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 consisted primarily of payment of salaries, annual incentive compensation, dividends on preferred stock issued to employees, legal and professional fees, lease obligations and other general and administrative expenses.

We had no investing cash flows during the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of our purchases of the common stock of RESI and a reduction of reported cash due to the deconsolidation of RESI effective January 1, 2016.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 consisted primarily repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Investment Risk Relating to RESI's Common Stock

We hold an aggregate of 1,624,465 shares of RESI common stock in open market transactions, and we may purchase additional shares of RESI common stock from time to time. If additional purchases are commenced, any such purchases of RESI common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, RESI common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on RESI’s stock price, a reduction or increase of dividends declared and paid on the RESI stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al. On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with RESI, Altisource Portfolio Solutions S.A., Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

On May 12, 2015, the court entered an order granting the motion of Denver Employees Retirement Plan to be lead plaintiff, and lead plaintiff filed an amended complaint on June 19, 2015.

AAMC and Mr. Erbey filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted, and on April 6, 2017, the Court issued an opinion and order granting defendants’ motion to dismiss.

On May 1, 2017, Plaintiff filed a motion for leave to amend the complaint and, at the same time, filed a proposed first amended consolidated complaint. AAMC and Mr. Erbey opposed the motion, and on July 5, 2017, the Court issued an opinion and order denying with prejudice the motion of the Plaintiff for leave to file the first amended consolidated complaint.

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter.

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

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized a stock repurchase plan of up to $300.0 million of common stock. During the second quarter of 2017, we repurchased an aggregate of 11,840 shares for an aggregate purchase price of $1.0 million. As of June 30, 2017, we have remaining approximately $34.5 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending June 30, 2017 (in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
April 1, 2017 to April 30, 2017	—	$—	1,178,766	$35,484
May 1, 2017 to May 31, 2017	7,394	81.00	1,186,160	34,885
June 1, 2017 to June 30, 2017	4,446	90.25	1,190,606	34,484
For the quarter ended June 30, 2017	11,840	84.47	1,190,606	34,484
__________

(1)	Since Board approval of repurchases is based on a dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).

3.1
Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).

3.2
First Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the SEC on December 5, 2012).

3.3
Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

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

Altisource Asset Management Corporation
Date:	August 8, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer