Form 10-Q
period 2017-09-30
Altisource Asset Management Corp
filed 2017-11-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 31, 2017, 1,594,943 shares of our common stock were outstanding (excluding 1,215,912 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2017

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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$32,813	$40,584
Available-for-sale securities (RESI common stock)	18,048	17,934
Receivable from RESI	4,680	5,266
Prepaid expenses and other assets	3,168	1,964
Total assets	$58,709	$65,748

Current liabilities:
Accrued salaries and employee benefits	$4,428	$4,100
Accounts payable and other accrued liabilities	2,016	4,587
Total liabilities	6,444	8,687

Commitments and contingencies (Note 3)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016; redemption value $250,000	249,495	249,340

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,795,830 and 1,583,613 shares issued and outstanding, respectively, as of September 30, 2017 and 2,637,629 and 1,513,912 shares issued and outstanding, respectively, as of December 31, 2016	28	26
Additional paid-in capital	36,499	30,696
Retained earnings	40,805	46,145
Accumulated other comprehensive loss	(2,548)	(2,662)
Treasury stock, at cost, 1,212,217 shares as of September 30, 2017 and 1,123,717 shares as of December 31, 2016	(272,014)	(266,484)
Total stockholders' deficit	(197,230)	(192,279)
Total liabilities and equity	$58,709	$65,748

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues:
Management fees from RESI	$3,966	$4,208	$12,176	$12,838
Conversion fees from RESI	163	450	1,201	1,396
Expense reimbursements from RESI	300	196	706	553
Total revenues	4,429	4,854	14,083	14,787
Expenses:
Salaries and employee benefits	5,035	4,460	15,003	13,054
Legal and professional fees	899	420	1,919	1,503
General and administrative	778	1,152	2,661	3,343
Total expenses	6,712	6,032	19,583	17,900
Other income:
Dividend income on RESI common stock	244	244	731	780
Other income	41	4	68	64
Total other income	285	248	799	844
Loss before income taxes	(1,998)	(930)	(4,701)	(2,269)
Income tax expense	127	141	484	1,003
Net loss	(2,125)	(1,071)	(5,185)	(3,272)
Amortization of preferred stock issuance costs	(52)	(51)	(155)	(155)
Net loss attributable to common stockholders	$(2,177)	$(1,122)	$(5,340)	$(3,427)

Loss per share of common stock – basic:
Loss per basic share	$(1.38)	$(0.67)	$(3.42)	$(1.89)
Weighted average common stock outstanding – basic	1,574,822	1,676,651	1,562,056	1,813,929

Loss per share of common stock – diluted:
Loss per diluted share	$(1.38)	$(0.67)	$(3.42)	$(1.89)
Weighted average common stock outstanding – diluted	1,574,822	1,676,651	1,562,056	1,813,929

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net loss	$(2,125)	$(1,071)	$(5,185)	$(3,272)

Other comprehensive (loss) income:
Change in fair value of available-for-sale securities (RESI common stock)	(2,973)	2,778	114	(1,908)
Other comprehensive (loss) income, before tax effect	(2,973)	2,778	114	(1,908)
Tax benefit of other comprehensive (loss) income	164	—	—	—
Total other comprehensive (loss) income	(2,809)	2,778	114	(1,908)

Comprehensive (loss) income	$(4,934)	$1,707	$(5,071)	$(5,180)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Previously Consolidated Affiliate	Total Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$—	$(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	158,201	2	80	—	—	—	—	82
Treasury shares repurchased	—	—	—	—	—	(5,530)	—	(5,530)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	—	(155)
Share-based compensation	—	—	5,723	—	—	—	—	5,723
Change in fair value of available-for-sale securities (RESI common stock)	—	—	—	—	114	—	—	114
Net loss	—	—	—	(5,185)	—	—	—	(5,185)
September 30, 2017	2,795,830	$28	$36,499	$40,805	$(2,548)	$(272,014)	$—	$(197,230)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest in Consolidated Affiliate	Total Equity (Deficit)
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	46,611	—	8	—	—	—	—	8
Treasury shares repurchased	—	—	—	—	—	(7,320)	—	(7,320)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	—	(155)
Share-based compensation	—	—	7,188	—	—	—	—	7,188
Change in fair value of available-for-sale securities (RESI common stock)	—	—	—	—	(1,908)	—	—	(1,908)
Net loss	—	—	—	(3,272)	—	—	—	(3,272)
September 30, 2016	2,603,439	$26	$28,285	$47,860	$(2,889)	$(262,304)	$—	$(189,022)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operating activities:
Net loss	$(5,185)	$(3,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,723	7,188
Changes in operating assets and liabilities:
Accounts receivable, net	—	123
Receivable from RESI	586	(4,926)
Prepaid expenses and other assets	(1,204)	617
Accrued salaries and employee benefits	328	(875)
Accounts payable and other accrued liabilities	(2,571)	276
Payable to RESI	—	(2,180)
Net cash used in operating activities	(2,323)	(3,049)
Investing activities:
Decrease in cash due to deconsolidation of RESI (Note 1)	—	(116,702)
Purchases of RESI common stock	—	(15,588)
Net cash used in investing activities	—	(132,290)
Financing activities:
Proceeds from exercise of stock options	522	33
Repurchase of common stock	(5,530)	(7,320)
Payment of tax withholdings on share-based compensation plan awards	(440)	(25)
Net cash used in financing activities	(5,448)	(7,312)
Net change in cash and cash equivalents	(7,771)	(142,651)
Cash and cash equivalents as of beginning of the period	40,584	184,544
Cash and cash equivalents as of end of the period	$32,813	$41,893

Supplemental disclosure of cash flow information
Income taxes paid	$691	$—
Decrease in noncontrolling interest due to deconsolidation of RESI (Note 1)	—	(1,145,639)
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of RESI (Note 1)	—	(1,265,968)
Decrease in real estate assets and mortgage loans due to deconsolidation of RESI (Note 1)	—	2,264,296

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

1. Organization and Basis of Presentation

We were incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. We have also been a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client currently is Altisource Residential Corporation (“RESI”), a public real estate investment trust focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. Substantially all of our revenue for all periods presented was generated as management fees under our asset management agreement (the “AMA”) with RESI.

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

Since we are heavily reliant on revenues earned from RESI, investors may obtain additional information about RESI in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, RESI’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.altisourceresi.com/financials.cfm.

Additionally, our wholly owned subsidiary, NewSource Reinsurance Company Ltd. (“NewSource”), is a title insurance and reinsurance company licensed with the Bermuda Monetary Authority. NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time.

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

Prior year amounts related to share-based compensation for awards to employees have been reclassified to salaries and employee benefits and amounts for awards to non-employees and directors have been reclassified to general and administrative expenses within our condensed consolidated statement of operations for consistency with the current period presentation. This reclassification had no effect on the reported results of operations.

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

Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million. All of the outstanding shares of preferred stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of preferred stock may potentially cause us to redeem all the shares of preferred stock held by such holder at a redemption price equal to $1,000 per share from funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of shares of Series A Preferred Stock are not entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible at any time into shares of our common stock at a conversion price of $1,250 per share (or an exchange ratio of 0.8 shares of common stock for each share of Series A Preferred Stock), subject to certain anti-dilution adjustments.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We are currently evaluating the impact of this ASU on our consolidated financial statements; however, upon adoption, we expect to recognize a right-of-use asset and a related lease liability on our consolidated balance sheet for the leases we currently classify as operating leases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of this ASU on our consolidated financial statements; however, we do not expect this amendment to have a significant effect on our consolidated financial statements. We anticipate applying this amendment using the modified retrospective method.

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2017
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$18,048	$18,048	$—	$—

December 31, 2016
Recurring basis (assets):
Available-for-sale securities: RESI common stock	$17,934	$17,934	$—	$—

We did not transfer any assets from one level to another level during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

We held 1,624,465 shares of RESI's common stock at each of September 30, 2017 and December 31, 2016, representing approximately 3.0% of RESI's outstanding common stock at each date, which is included as available-for-sale securities in our condensed consolidated balance sheet. All of our shares of RESI's common stock were acquired in open market transactions. We received dividends on RESI's common stock of $0.2 million and $0.7 million during the three and nine months ended September 30, 2017, respectively, and we received dividends on RESI's common stock of $0.2 million and $0.8 million during the three and nine months ended September 30, 2016, respectively.

The following table presents the amortized cost and fair value of our available-for-sale securities as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Available-for-sale securities: RESI common stock	$20,596	$—	$2,548	$18,048

December 31, 2016
Available-for-sale securities: RESI common stock	$20,596	$—	$2,662	$17,934

During the nine months ended September 30, 2016, we acquired 1,300,000 shares of RESI's common stock in open market transactions at a weighted average purchase price of $11.97 per share.

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

On September 18, 2017, Appellant filed its appeal brief, and Defendants filed their reply brief on October 18, 2017. Appellant’s response to Defendant’s reply brief is due on November 15, 2017.

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

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while RESI has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of assets converted into leased single-family homes by RESI for the first time during the applicable quarter.

Because RESI has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

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

If the AMA were terminated by RESI, our financial position and future prospects for revenues and growth would be materially adversely affected.

Summary of related party transactions

The following table presents our significant transactions with RESI, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Management fees from RESI	$3,966	$4,208	$12,176	$12,838
Conversion fees from RESI	163	450	1,201	1,396
Expense reimbursements from RESI	300	196	706	553

No incentive management fee was due from RESI for the third quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. As of September 30, 2017, RESI's aggregate return shortfall under the AMA was approximately 57.30% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

We held 1,624,465 shares of RESI's common stock at each of September 30, 2017 and December 31, 2016, representing approximately 3.0% of RESI's then-outstanding common stock at each date. All of our shares of RESI's common stock were acquired in open market transactions.

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

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2017 and 2016, we granted 2,001 and 10,200 shares of restricted stock, respectively, to our Directors with a weighted average grant date fair value per share of $89.93 and $18.08, respectively.

We recorded $1.7 million and $5.7 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2017, respectively, and we recorded $2.4 million and $7.2 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, we had an aggregate $5.8 million and $9.6 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.3 years and 1.5 years, respectively.

6. Income Taxes

We are domiciled in the USVI and under current USVI law are obligated to pay taxes in the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax reduction on our USVI-sourced income taxes until 2043.

As of September 30, 2017 and December 31, 2016, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the nine months ended September 30, 2017 and 2016.

Management assesses the available evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Based on this assessment as of September 30, 2016, we recorded a valuation allowance for the deferred tax assets that we believe are more likely than not to not be realized. This valuation allowance resulted in the recognition of $0.9 million of income tax expense for the nine months ended September 30, 2016. If, in future periods, we determine that positive evidence exists that these deferred tax assets are more likely than not to be realized, the related valuation allowance would be reversed to the extent that the deferred tax asset is more likely than not to be realized.

7. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Numerator
Net loss	$(2,125)	$(1,071)	$(5,185)	(3,272)
Amortization of preferred stock issuance costs	(52)	(51)	(155)	(155)
Numerator for basic and diluted EPS – loss attributable to common stockholders	$(2,177)	$(1,122)	$(5,340)	$(3,427)

Denominator
Weighted average common stock outstanding – basic	1,574,822	1,676,651	1,562,056	1,813,929
Weighted average common stock outstanding – diluted	1,574,822	1,676,651	1,562,056	1,813,929

Loss per basic common share	$(1.38)	$(0.67)	$(3.42)	$(1.89)
Loss per diluted common share	$(1.38)	$(0.67)	$(3.42)	$(1.89)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Numerator
Amortization of preferred stock issuance costs	$52	$51	$155	$155

Denominator
Stock options	40,310	164,836	66,235	167,385
Restricted stock	40,311	31,711	40,537	41,001
Preferred stock, if converted	200,000	200,000	200,000	200,000

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

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

We operate in a single segment focused on providing asset management and certain corporate governance services to institutional investors. We were incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012. We have also been a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client currently is Altisource Residential Corporation (“RESI”), a publicly-traded real estate investment trust focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. As such, RESI is currently our primary source of revenue and drives our results.

We provide services to RESI pursuant to an asset management agreement (the “AMA”), under which we are the exclusive asset manager for RESI for an initial term of through March 31, 2030, with two potential additional five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter.

Our strategy for RESI is to build long-term shareholder value through the creation of a large portfolio of SFR homes that are targeted to operate at a best-in-class yield. We believe there is a compelling opportunity in the single-family rental market and that we have implemented the right strategic plan for RESI to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for RESI that, in our view, offers optimal yield opportunities for RESI that should benefit AAMC in the form of growing management fees as RESI continues to grow.

In order to achieve this goal for both RESI and AAMC, we have focused on (i) identifying and acquiring high-yielding SFR properties for RESI in pools or on a targeted, individual basis; (ii) working with RESI’s property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental REO properties for RESI that do not meet its targeted rental criteria, which generates cash that RESI may reinvest in acquiring additional SFR properties; (iv) resolving the remaining mortgage loans in RESI’s portfolio, including the conversion of a portion of the underlying properties to rental units and (v) extending the duration of RESI’s financing arrangements to better match the long-term nature of its rental portfolio.

Since we are heavily reliant on revenues earned from RESI, investors may obtain additional information about RESI in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, RESI’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.altisourceresi.com/financials.cfm.

Additionally, our wholly owned subsidiary, NewSource Reinsurance Company Ltd. (“NewSource”), is a title insurance and reinsurance company licensed with the Bermuda Monetary Authority. NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time. We consolidate NewSource in our condensed consolidated financial statements.

Management Overview

During the third quarter of 2017, we continued to focus on RESI's strategic objectives of identifying and acquiring high-yielding SFR properties and disposing of certain mortgage loans and non-rental REO properties in order for RESI to further build its SFR property portfolio.

On March 30, 2017, we negotiated RESI's agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. During the third quarter and the beginning of the fourth quarter of 2017, we evaluated RESI's acquisition of a portfolio of approximately 1,750 to 2,000 additional SFR properties from the Sellers in the Home Flow Transaction, and we anticipate that the final closing for that portfolio of properties will occur in the fourth quarter of 2017.

Under our guidance, RESI also continued to make significant progress toward completing the disposition of its remaining mortgage loans by completing an auction process to sell a portfolio of 365 mortgage loans with an aggregate unpaid principal balance (“UPB”) of $85.2 million to an unrelated third party. The anticipated sale represents 83% of the UPB of the remaining mortgage loans in RESI's portfolio. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect RESI to consummate this transaction during the fourth quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all. The substantial majority of RESI's mortgage loans were previously sold during the first six months of 2017, and we expect RESI to have an insignificant number of mortgage loans remaining upon the completion of the anticipated sale.

In addition, we have continued to assist RESI in making significant progress on the sale of its non-rental REO properties with an additional 450 and 1,385 of such properties sold during the three and nine months ended September 30, 2017, respectively. We expect RESI to continue to sell its remaining REO properties that do not meet its rental profile as soon as reasonably practicable based on market conditions.

These mortgage loan and non-rental REO property sales continue to allow RESI to recycle capital that we expect will be utilized in the purchase of pools of stabilized rental homes at attractive yields, to repurchase common stock or for general corporate purposes. We expect RESI's continued divestiture of its remaining mortgage loans and non-rental REO properties will continue to have positive impacts on its results of operations.

We are also in the process of negotiating a renewal and extension of RESI’s repurchase facility with Credit Suisse (“CS”) maturing on November 18, 2017 for an additional year. Although we cannot provide assurance that we will be successful in renewing and extending the facility with CS, we expect RESI to renew and extend the CS repurchase facility on or prior to November 18, 2017.

We believe the foregoing developments continue to be critical to our strategy of building long-term stockholder value for RESI through the creation of a large portfolio of SFR homes that we target operating for RESI at a best-in-class yield. To the extent RESI is successful in implementing this strategy under our management, the fees we earn under the AMA should be positively impacted.

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

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which RESI's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by RESI) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.25% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while RESI has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•
Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of the market value of assets converted into leased single-family homes by RESI for the first time during the applicable quarter.

Because RESI has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

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

No incentive management fee was due from RESI for the third quarter of 2017 because RESI's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. As of September 30, 2017, RESI's aggregate return shortfall under the AMA was approximately 57.30% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016.

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from RESI of $4.0 million and $12.2 million during the three and nine months ended September 30, 2017, respectively, compared to $4.2 million and $12.8 million during the three and nine months ended September 30, 2016, respectively. The decrease in base management fees is primarily driven by declines in RESI's average invested capital, partially offset by increases in the base management fee percentage under the AMA related to the increase in RESI's portfolio of Rental Properties.

We received conversion fees from RESI of $0.2 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, compared to $0.5 million and $1.4 million during the three and nine months ended September 30, 2016, respectively. We expect the conversion fees we receive to fluctuate dependent upon the number and fair market value of properties converted to Rental Properties for the first time during the quarter. We expect reductions in the amount of conversion fees we receive as RESI's portfolios of mortgage loans and REO properties decline.

Because RESI has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2% of RESI’s invested capital and a potential incentive management fee percentage of 25% of the amount by which RESI exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements due from RESI of $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing RESI's business and the employment costs related to the General Counsel dedicated to RESI.

Salaries and Employee Benefits

Salaries and employee benefits were $5.0 million and $4.5 million during the three months ended September 30, 2017 and 2016, respectively. The increase in salaries and benefits in 2017 is primarily due to increases in employee headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management.

Salaries and employee benefits were $15.0 million and $13.1 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in salaries and benefits in 2017 is primarily due to increases in employee headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management. The 2017 amount also includes $0.6 million related to dividends declared and paid by the Board of Directors on the preferred stock issued to our USVI employees under our 2016 Employee Preferred Stock Plan.

Legal and Professional Fees

Legal and professional fees were $0.9 million and $0.4 million during the three months ended September 30, 2017 and 2016, respectively. This increase is primarily due to increased activity in the City of Cambridge litigation related to Plaintiff’s appeal of the court’s decisions in favor of Defendants and general corporate activities.

Legal and professional fees were $1.9 million and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively. This increase is primarily due to increased activity in the City of Cambridge litigation related to Plaintiff’s appeal of the court’s decisions in favor of Defendants and general corporate activities.

General and Administrative Expenses

General and administrative expenses were $0.8 million and $1.2 million during the three months ended September 30, 2017 and 2016, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

General and administrative expenses were $2.7 million and $3.3 million during the nine months ended September 30, 2017 and 2016, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

Dividend Income on RESI Common Stock

Dividends received on shares of RESI common stock decreased to $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, from $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, primarily due to the non-recurrence of a special dividend that was declared by RESI only in the first quarter of 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $32.8 million compared to $40.6 million as of December 31, 2016. At September 30, 2017, we also had $18.0 million in RESI common stock, compared to $17.9 million in RESI common stock as of December 31, 2016, due to the increase in RESI’s stock price during the first nine months of 2017. We also continue to generate asset management fees from RESI under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the RESI common stock we own. Our only ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At September 30, 2017, a total of $265.5 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net cash used in operating activities	$(2,323)	$(3,049)
Net cash used in investing activities (1)	—	(132,290)
Net cash used in financing activities	(5,448)	(7,312)
Total cash flows	$(7,771)	$(142,651)
____________

(1)
Upon deconsolidation of RESI effective January 1, 2016, we recognized a reduction in cash of $116.7 million, which represented the cash attributable to RESI within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 consisted primarily of payment of salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

We had no investing cash flows during the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of our purchases of the common stock of RESI and a reduction of reported cash due to the deconsolidation of RESI effective January 1, 2016.

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 consisted primarily of repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

Contractual Obligations

On April 16, 2015, we entered into a lease with respect to office space located at 5100 Tamarind Reef, Christiansted, VI 00820. The lease has an initial term of five years from the date the premises are first occupied, and we have an option to extend the lease for an additional five-year term. The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. Initially, the landlord was required to make renovations and build offices in the premises under the lease. During the renovation period, the landlord provided us with approximately 4,000 square feet of temporary space at a rent of $4,000 per month. During July 2017, the renovations were completed, and we occupied the office space effective July 24, 2017, which is the commencement date of the initial five-year term of the lease.

In addition, we entered into a lease of approximately 5,700 square feet of office space in Bangalore, India for the employees of our India subsidiary. The lease, which commenced on December 16, 2015, has an initial term of five years and requires monthly payments of 291,159 Indian rupees (approximately $4,400 United States dollars).

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases (1)	$748,396	$173,187	$346,374	$228,835	$—
	$748,396	$173,187	$346,374	$228,835	$—
_______________

(1)	Lease denominated in Indian rupees estimated at the exchange rate as of September 30, 2017.

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

Investment Risk Relating to RESI's Common Stock

We hold an aggregate of 1,624,465 shares of RESI common stock that we purchased in open market transactions, and we may purchase additional shares of RESI common stock from time to time. If additional purchases are commenced, any such purchases of RESI common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, RESI common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on RESI’s stock price, a reduction or increase of dividends declared and paid on the RESI stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2017, Appellant filed its appeal brief, and Defendants filed their reply brief on October 18, 2017. Appellant’s response to Defendant’s reply brief is due on November 15, 2017.

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

Altisource Asset Management Corporation
Date:	November 7, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer