Form 10-K
period 2017-12-31
Altisource Asset Management Corp
filed 2018-03-01
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36063

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of common stock held by non-affiliates of the registrant was $44.7 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2017 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 19, 2018, 1,601,835 shares of our common stock were outstanding (excluding 1,216,840 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2018 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Asset Management Corporation
December 31, 2017

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation, formerly Altisource Residential Corporation, and its consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate a return on invested capital in excess of applicable hurdle rates or cash available for distribution to its stockholders under our management;

•	our ability to obtain additional asset management clients or businesses;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of service providers to effectively perform their obligations under their agreements with us and Front Yard;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

ii

Part I

Item 1. Business

Overview

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and we commenced operations in December 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940. We operate in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

Our primary client currently is Front Yard Residential Corporation, formerly Altisource Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

On March 31, 2015, we entered into a new asset management agreement with Front Yard (the “AMA”), under which we continue to be the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter; therefore, our operating results are highly dependent on Front Yard's operating results. See the “Asset Management Agreement” section for additional details of the AMA.

Prior to January 1, 2016, we concluded that Front Yard was a variable interest entity (“VIE”), and we consolidated the accounts of Front Yard in our consolidated financial statements. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”) and performed an analysis of our relationship with Front Yard pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Front Yard is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Front Yard is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Front Yard. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to our equity on January 1, 2016. As a result, periods prior to January 1, 2016 were not impacted. The adoption effectively removed those balances previously disclosed that related to Front Yard from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in Front Yard as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist of management fees and expense reimbursements received from Front Yard under the AMA, and our consolidated expenses consist of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Due to the significance of Front Yard's consolidated financial statements to our historical consolidated financial statements in periods prior to January 1, 2016, our consolidated financial statements have limited comparability with our consolidated financial statements in 2015 and prior periods.

Front Yard has also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions S.A. (“ASPS”) and Main Street Renewal LLC (“MSR”, together with ASPS, the “Property Managers”) to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of its SFR properties. ASPS also provides similar property management, property preservation, maintenance and repair services in respect of Front Yard's REO portfolio while we determine whether to convert such properties into rental properties or sell them. We believe that Front Yard's relationships with its Property Managers and access to their renovation and property management vendor and internal networks enable Front Yard to competitively acquire and maintain large portfolios of SFR properties or individual SFR properties on a targeted basis.

Front Yard also has servicing agreements with two mortgage loan servicers with respect to the remaining mortgage loans in its portfolio.

Additionally, our wholly owned subsidiary, NewSource Reinsurance Company Ltd. (“NewSource”), is a title insurance and reinsurance company licensed with the Bermuda Monetary Authority (“BMA”). NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time.

Our Business Strategy

Our business strategy is to (i) provide asset management services to Front Yard in a manner that builds long-term value and a stable income stream for Front Yard's stockholders while generating management fees to AAMC and (ii) to develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

Front Yard's Business Strategy

We are committed to assisting Front Yard in executing its strategy of being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for its investors. We believe that Front Yard's business model, under our management, provides Front Yard with a competitive advantage. We also believe the operating capabilities we provide to Front Yard are difficult to replicate. Front Yard's portfolio of SFR properties has grown substantially in recent years, and we continue to manage Front Yard's rental homes efficiently, effectively and in line with Front Yard's key operating metric targets.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in SFR demand. Front Yard targets the moderately priced single-family home market to acquire rental properties, which in our view offer desirable yield opportunities. In the current market, we believe tighter credit availability for lower-income buyers and the relative scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for quality, affordable homes, Front Yard's lower home acquisition costs and careful evaluation of capital expenditure requirements prior to acquisition will offer attractive yield opportunities. We view this as a significant differentiator for Front Yard.

We expect Front Yard to hold SFR property assets over the long term with a focus on developing Front Yard's brand. We also believe that the forecasted growth for the SFR marketplace, in combination with Front Yard's ability to acquire and effectively manage assets with attractive yields in strategic markets provide Front Yard with a significant opportunity to establish itself as a leading SFR equity REIT.

From an operational standpoint, Front Yard's Property Managers with whom we have established relationships both employ established, nationwide renovation and property management infrastructures that provide Front Yard with geographic reach and a low cost, scalable property management structure that has allowed Front Yard to grow in a cost-efficient manner and is difficult to replicate in the industry today. Due to the partnerships we have established with its Property Managers, we believe that Front Yard's growth is not constrained by the cost and operational obstacles associated with building a new property management services platform. To date, Front Yard has not determined to develop its own infrastructure for the collection of rents, the completion of renovations and other operational matters critical to the management of properties on a large scale because its Property Managers have well-developed platforms to do so.

Front Yard's Acquisition Strategy

Through the judicious use of cash under our management, Front Yard's strong financing relationships and the sale of mortgage loans and REO properties, Front Yard has capitalized on opportunities to buy pools of stabilized rental homes and individual residential properties at attractive yields. Front Yard continues to have significant liquidity, and we anticipate Front Yard will execute upon similar acquisition opportunities as they become available. We also believe that Front Yard's focus on affordable housing provides it with a potential advantage, as Front Yard is focused on homes where we expect lower tenant turnover.

We have been successful in our pursuit of this strategy on Front Yard's behalf to date, having increased Front Yard's SFR portfolio to approximately 12,000 homes at December 31, 2017. We expect Front Yard to continue to opportunistically source, bid on and acquire additional SFR properties that meet its targeted metrics under our management over the course of 2018.

Strengths that AAMC Brings to Front Yard

We are committed to a business strategy that will enable Front Yard to grow and maintain a substantial SFR portfolio and become one of the largest nationwide SFR REITs. Our goal is to enhance Front Yard's long-term stockholder value through the execution of its business plan with a focus on its competitive strengths. We believe these strengths will enable Front Yard to grow and provide strong stabilized results over time, which we expect will, in turn, result in improved results for AAMC. Front Yard's strong competitive position is based on the following strengths through our management:

•
Acquisition Strategy Enables Front Yard to Build a Portfolio that we Expect will Provide Attractive Yields to its Stockholders. Through our personnel and technical expertise, we have developed a disciplined market and asset selection approach and a valuation model for Front Yard that uses proprietary and market data to evaluate and project the performance of SFR assets. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce attractive yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools help Front Yard to evaluate the most attractive SFR properties for sale. We also leverage Front Yard's property managers' property inspection, management and rental infrastructure and related data flows to identify and acquire attractive assets in any geographical locations into which Front Yard desires to grow. We intend to continue to build this infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience to continually refine Front Yard's acquisition strategy and to achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believe that Front Yard's focus on affordable housing provides it with a potential advantage, as Front Yard is focused on homes where we expect lower tenant turnover.

•
Relationships with the Property Managers and their Nationwide Property Management Infrastructures. With the support of its Property Managers' nationwide vendor networks, we believe that Front Yard is strategically positioned to operate SFR properties across the United States at an attractive cost structure. Front Yard's Property Managers' infrastructures provide it with cost-efficient, scalable platforms as Front Yard continues to grow its SFR portfolio.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of Front Yard's key strengths. Our team has a broad and deep knowledge of the mortgage and real estate markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management. Their experience in the real estate industry brings a wealth of understanding of the markets in which Front Yard operates and can help Front Yard build its portfolio in a manner that brings attractive potential returns to its stockholders. Management and its supporting teams have expertise and extensive contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, Front Yard has been able to strategically sell non-performing and re-performing loans to sustain a strong dividend while also using the liquidity generated from these sales to increase its SFR portfolio by approximately 39% in 2017. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new residential rental properties and related assets will help Front Yard to appropriately value the residential rental assets at the time of purchase and to quickly and efficiently grow its portfolio.

Asset Management Agreement

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of Front Yard's SFR properties; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage Front Yard's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-

performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Front Yard's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

On March 31, 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

•
Base Management Fee. We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard's average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of average invested capital while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of the market value of assets converted into leased single-family homes by Front Yard for the first time during the quarter.

Because Front Yard has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of Front Yard’s invested capital and a potential incentive management fee percentage of 25% of the amount by which Front Yard exceeds its then-required return on invested capital threshold.

Front Yard has the flexibility to pay up to 25% of the incentive management fee to us in shares of its common stock. Under the AMA, Front Yard will not be required to reimburse us for the allocable compensation and routine overhead expenses of our employees and staff, all of which will now be covered by the base management fee described above. Only the compensation and benefits of the general counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf are reimbursed by Front Yard.

Under the AMA, Front Yard reimburses us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

The AMA requires that we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Front Yard achieving an average annual return on invested capital of at least 7.0%. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Front Yard “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Front Yard for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) Front Yard in connection with certain change of control events.

Under the previous asset management agreement, Front Yard paid us a quarterly incentive management fee based on a percentage of its cash available for distribution to its stock.

If the AMA were terminated by Front Yard, our financial position and future prospects for revenues and growth would be materially adversely affected.

Access to Established Nationwide Property Management Infrastructure

Pursuant to its property management agreements with ASPS and MSR, Front Yard's Property Managers provide Front Yard with, among other services, property management, leasing, renovation management and valuation services. Front Yard's arrangements with each of its Property Managers are scalable and allow Front Yard to operate and manage its SFR properties with cost and operational efficiency as well as predictability.

We work directly with the vendor management teams and repair professionals of the Property Managers on Front Yard's behalf. Our construction and vendor management team also often interfaces with the general contractors and vendors themselves to maintain relationships with the vendor networks. Through our team, Front Yard coordinates with the Property Managers and their vendor networks to establish a collective approach to the renovation management, maintenance, repair and materials supply chain in an effort to create a unified look and feel for Front Yard's SFR properties.

Information with respect to each of Front Yard's Property Managers is provided below:

ASPS

ASPS has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that evaluates property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria, provides technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor.

In addition to the SFR property management services provided to Front Yard, as of December 31, 2017, ASPS managed more than 23,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are typically far more intensive to manage than tenant-occupied rentals. ASPS has the capacity to conduct more than 173,000 inspections and 92,000 repair and maintenance orders on a monthly basis and has more than 8,300 centrally managed vendors operating nationwide. ASPS also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of three top-10 bank clients and four of the largest non-bank mortgage servicers in the United States. ASPS's brokerage is the seventh largest real estate brokerage in the United States, operating in 50 states and managing over 23,000 transactions annually.

MSR

MSR is a vertically integrated property manager of SFR properties, purpose built to provide end-to-end acquisition, development and management services. MSR’s centralized platform consists of teams dedicated to acquisitions, renovation, marketing and leasing, property management and other support functions. In addition, MSR’s technology partnerships provide it with proprietary technology solutions that support field efficiency and performance. Front Yard's relationship with MSR offers important diversification for its cost-effective external property management structure.

We believe MSR's cost-effective property management infrastructure and technology-driven market analyses will result in increased long-term value for Front Yard's stockholders.

In addition, MSR has a proprietary acquisition platform that is capable of simultaneously deploying capital across multiple acquisition channels and in multiple markets. The acquisition team reviews a number of factors, such as the local housing market, population growth, market economics and yield considerations. MSR has a portfolio of 11,000 properties in 25 of Front Yard's current and target markets. We continue to explore additional opportunities for Front Yard to leverage MSR's property acquisition abilities to further grow its SFR portfolio.

Front Yard's Investment Process

We continue to hire key personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, our capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. This expertise has enabled us to purchase a total of 10,470 SFR properties, the majority of which were stabilized rentals at acquisition, in our targeted markets since the third quarter of 2015.

Front Yard's Financing Strategy

Front Yard intends to continue to finance its real estate investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Front Yard's financing sources may include bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements, among others. Front Yard may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Front Yard's Investment Committee and Investment Policy

We conduct substantially all of the investment activities on behalf of Front Yard pursuant to the AMA. Front Yard’s Board of Directors has adopted a broad investment policy designed to facilitate our management of Front Yard’s capital and assets and our maintenance of an investment portfolio profile that meets Front Yard’s objectives. We report to Front Yard’s Investment Committee, whose role is to act in accordance with the investment policy and guidelines approved by Front Yard’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provides that we can facilitate Front Yard’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate assets. We are also authorized, on behalf of Front Yard, to offer leases on acquired single-family residential real estate. The investment policy may be modified by Front Yard’s Board of Directors without the approval of our stockholders.

The objective of Front Yard’s investment policy is to oversee our efforts to achieve a return on assets consistent with Front Yard’s business objective and to maintain adequate liquidity to meet Front Yard’s financial covenants and regular cash requirements.

The Investment Committee is authorized to approve the financing of Front Yard’s investment positions through bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements, among others, provided such agreements are negotiated with counterparties approved by the Investment Committee. We are also permitted to hedge Front Yard’s interest rate exposure on its financing activities through the use of interest rate swaps or caps, forwards, futures and options, subject to prior approval from Front Yard’s Investment Committee.

Investment Committee Approval of Counterparties

Front Yard’s Investment Committee is authorized to consider and approve, based on our recommendations:

•	the financial soundness of institutions with which Front Yard plans to transact business and recommendations with respect thereto;

•	Front Yard’s risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and

•	investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of Front Yard’s Investment Committee are subject to the following guidelines, which we must follow in making recommendations to the Investment Committee:

•	No investment will be made that would cause Front Yard or any of its subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment will be made that would cause Front Yard to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•
Until appropriate investments can be identified, Front Yard may invest available cash in interest-bearing and short-term investments that are consistent with (a) Front Yard’s intention to qualify as a REIT and (b) Front Yard’s exemption from registration as an investment company under the Investment Company Act.

Broad Investment Policy Risks

Front Yard's investment policy is very broad and, therefore, its Investment Committee and we have extensive latitude in determining the types of assets that are appropriate investments for Front Yard and to make individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Front Yard's Board of Directors will periodically review its investment policy and its investment portfolio but will not typically review or approve each proposed investment made by us unless, for example, it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, Front Yard's Board of Directors will rely primarily on information provided to it by us. We may use complex strategies, and transactions entered into by us on behalf of Front Yard may be costly, difficult or impossible to unwind by the time they are reviewed by Front Yard's Board of Directors. Further, Front Yard may change its investment policy and targeted asset classes at any time without the consent of its stockholders, which could result in it making investments that are different in type from, and possibly riskier than, its current investments or the investments currently contemplated. Changes in Front Yard's investment strategy, investment policy and targeted asset classes may increase its exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect Front Yard and, in turn, could adversely affect the fees we earn under our asset management agreement.

Employees

As of December 31, 2017, we had 62 full-time employees in the USVI, the United States, the Cayman Islands and India. Our employees undertake asset management functions for Front Yard that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. Our executive officers are also officers of Front Yard.

On January 18, 2016, we hired a new dedicated General Counsel for Front Yard. Although he is not employed by Front Yard, his primary duties are to act as Front Yard's General Counsel, and he reports to Front Yard's Board of Directors and Chief Executive Officer. Front Yard also directs and approves his compensation and reimburses us for all costs associated with his employment.

Service Providers for AAMC's Business

We have entered into a support services agreement with ASPS (the “ASPS support services agreements”), pursuant to which ASPS may provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, treasury, finance and accounting, tax, compliance and other support services. In addition, we have entered into trademark license agreements with ASPS that provides us with non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also entered into a technology services agreement with ASPS pursuant to which ASPS provides us with technology support services for network management and telephony.

Our Competition

We are in a highly competitive market and are competing with other asset managers. Our competitors may have greater resources, more personnel, more clients, more sources of revenue and more capital than we do. Some of our competitors' clients may have the advantage of having significant amounts of capital, lower cost of capital or access to funding sources not available to our client. Additionally, our competitors and competitors' clients may have higher risk tolerances or may be willing to accept lower returns on investment. Some of our competitors may be regarded by potential clients as having better expertise related to specific assets.

Front Yard's Competition

Front Yard faces competition from various sources for the acquisition of SFR properties. Front Yard's competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, Front Yard will rely upon our management team and their substantial industry expertise. We believe our relationship with Front Yard and the terms of the AMA provide Front Yard with a competitive advantage and help Front Yard assess the investment risks and determine appropriate pricing. We expect Front Yard's integrated approach of acquiring SFR properties as well as converting sub-performing and non-performing residential mortgage loans into rental properties will enable Front Yard to compete more effectively for attractive investment opportunities. However, there can be no assurance that Front Yard will be able to achieve its business goals or expectations due to the competitive pricing and other risks that it faces. Front Yard's competitors may have greater resources and access to capital and higher risk tolerances than Front Yard, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

Front Yard also faces significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Front Yard will rely upon the ability of our management team to supervise the renovation, yield management and property management services on its acquired properties. Despite these efforts, some of Front Yard's competitors' SFR properties may be of better quality, be in more desirable locations than its properties or have leasing terms more favorable than Front Yard offers. In addition, Front Yard's ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that Front Yard will be successful in acquiring or managing SFR properties that satisfy its return objectives.

Government Approval

Outside of routine business and regulatory filings to continue our registration as an investment adviser, we do not believe it is necessary to obtain any government approval to operate our business.

Environmental Matters

We do not believe there are any environmental matters that will materially affect the conduct of our business.

As an owner of real estate, Front Yard is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at its properties. We are tasked with monitoring these laws, regulations and ordinances and conducting due diligence in acquired properties for Front Yard. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination could adversely affect Front Yard's ability to sell, lease or renovate the real estate or borrow using the real estate as collateral. Although we do not believe these risks directly expose us to environmental liability as a separate independent company, these and other risks related to environmental matters could have an adverse impact on Front Yard, and such risks are described in more detail in “Item 1A. Risk Factors.”

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

Failure of Front Yard to achieve desired results could result in drastically reduced management fees to us, which would have a material adverse effect on our operating results and financial condition.

In March 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the management fee structure described under “Item 1. Business - Asset Management Agreement.” The three components of the fee structure are the base management fee, which is currently 2.0% of Front Yard’s average invested capital (as defined in the AMA); the conversion fee, which is 1.5% of the market value of the single-family homes leased by Front Yard for the first time during the quarter; and the incentive management fee, which is currently 25% of the amount, if any, by which Front Yard’s return on invested capital (based on AFFO as defined in the AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee.

Since the effective date of the AMA, we have not yet earned any incentive management fees because Front Yard has not achieved a return in invested capital, as defined in the AMA, of greater than 1.75% in any quarter since April 1, 2015. In addition, since Front Yard’s performance has resulted in shortfalls of the 1.75% return on invested capital for the past seven quarters, those shortfalls have been added to the return on invested capital Front Yard must achieve before entitling us to an incentive management fee. We cannot be certain as to whether or when we will earn an incentive management fee under the AMA. If Front Yard is unable to achieve a return on invested capital that entitles us to earn an incentive management fee, our operating results and financial condition would be significantly limited, which, absent additional new revenue streams, could materially and adversely affect us.

Front Yard is our primary client, and we are primarily reliant on Front Yard to generate our revenues. A loss of Front Yard as a client and/or our inability to obtain or develop new clients would materially adversely affect us.

Front Yard currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Despite Front Yard’s or our efforts, Front Yard may fail to substantially grow or have adverse financial performance for a number of reasons, including, without limitation, failure to maintain adequate liquidity, an inability to grow through equity offerings and/or debt facilities, generation of poor or inadequate returns or an inability to, or substantial delays in, growing or monetizing its portfolio. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term or each renewal term. However, Front Yard has the ability to terminate us (a) “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) in connection with certain change of control events. There can be no assurance that Front Yard will not be entitled to terminate us prior to the end of the initial term or any renewal term, particularly after April 2018, if Front Yard’s results do not achieve the required returns for two consecutive years. Front Yard may also make a decision to abandon the SFR business, which may have the constructive effect of terminating the AMA or drastically reducing our fees under the AMA.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

We may not be able to obtain or develop additional clients on acceptable terms or at all. Our ability to attract, develop and/or maintain additional clients may depend, in large part, on the success of Front Yard under our management and our ability to continue to develop and implement Front Yard’s business plan profitably and enable Front Yard to maintain and grow its shareholder returns and dividends. We may be unable to reduce our reliance on Front Yard for management fees, and our failure to do so could materially and adversely affect our results of operation and financial condition and could adversely affect our ability to attract additional clients and the sustainability of our business model.

The success of our business is dependent on Front Yard and its ongoing access to sufficient and cost-effective sources of capital.

Front Yard may require additional working capital to implement its investment strategies and may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out its business plan over the long term. We will have significant responsibilities in advising Front Yard on its capital raising activities. Our success is dependent on Front Yard's ability to obtain such capital. Front Yard utilizes various sources of liquidity, including, without limitation, accessing the capital markets to issue debt or equity securities; engaging in collateralized or other borrowings, including repurchase agreements and warehouse facilities from third party banks; or entering into securitization transactions, all or any of which may not be available or have terms that are not cost effective, therefore having an adverse impact on Front Yard's financial performance. Front Yard currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operation and financial condition. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on Front Yard for management fees.

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

•	Some of our competitors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets; and

•	Other industry participants will from time to time seek to recruit members of our management team and other employees away from us.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. There can be no assurance that material weaknesses will not arise in the future or that any remediation efforts will be successful. If additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.

We are incorporated under the laws of the USVI and are headquartered in the USVI. The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a thirty year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% credit on our taxes so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.

The Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017 and made significant changes to the Code. Although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will significantly impact our consolidated financial statements.

Our USVI operations may become subject to United States federal income taxation.

AAMC, our parent company incorporated under the laws of the USVI, intends to operate in a manner that will cause us to be treated as not engaging in a trade or business within the United States, which will cause us to be exempt from current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that we are engaged in a trade or business within the United States.

If the IRS were to successfully assert that we have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following:

•	We may become subject to current United States federal income taxation on our net income from sources within the United States;

•	We may be subject to United States federal income tax on a portion of our net investment income, regardless of its source;

•	We may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and

•	We may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

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

In general, we would be a PFIC for a taxable year if either (i) 75% or more of our income constitutes “passive income” or (ii) 50% or more of our assets produce “passive income.” Passive income generally includes interest, dividends and other investment income. We believe that we are currently operating, and intend to continue operating, our business in a way that should not cause us to be a deemed PFIC; however, we cannot assure you the IRS will not successfully challenge this conclusion.

United States persons who, directly or indirectly or through attribution rules, own 10% or more of our shares (“United States 10% Shareholders”), based on either voting power or value, may be subject to the controlled foreign corporation (“CFC”) rules. Under the CFC rules, each United States 10% Shareholder must annually include his pro rata share of the CFC's “subpart F income,” even if no distributions are made. Also, all capital gains from the sale of PFIC shares will be treated as ordinary income for federal income tax purposes and thus are not eligible for preferential long-term capital gains rates.

We believe that the dispersion of our ordinary shares among holders will generally prevent new shareholders who acquire shares from being United States 10% Shareholders. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax adviser concerning the CFC rules.

United States tax-exempt organizations who own shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization, you may recognize unrelated business taxable income with respect to our insurance-related income if a portion of our subpart F income is allocated to you. In general, subpart F income will be allocated to you if we are a CFC and you are a United States 10% Shareholder and certain exceptions do not apply. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if NewSource would be taxed as an insurance company were it a U.S. corporation, its applicable insurance liabilities exceed 25% of its total assets and elective relief provisions do not apply. Although we do not believe that any United States persons will be allocated subpart F income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax adviser regarding the risk of recognizing unrelated business taxable income.

We may in the future become subject to the Global Intangible Low-Taxed Income provisions.

The Tax Cuts and Job Reform Act requires U.S. shareholders of CFCs to include in income, as a deemed dividend, the global intangible low-taxed income (“GILTI”) of the CFCs. The GILTI regime is designed to decrease the incentive for a U.S. group to shift corporate profits to low-taxed jurisdictions. We are not currently impacted by the GILTI provisions, as the entirety of the aggregate net income for each of our CFCs is excluded from our “net tested income” (the basis on which the tax is calculated), as it constitutes Subpart F income and is subject to an effective foreign tax rate greater than 90% of the maximum U.S. corporate income tax rate.

We cannot rule out the possibility that we will in the future find ourselves subject to the GILTI rules, should the income of our CFCs no longer be entirely Subpart F income and be taxed at a foreign tax rate greater than 90% if the U.S. corporate income tax rate.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2017, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Management and Our Relationships

We could have conflicts with Front Yard, and our Directors or management could have conflicts of interest due to their relationship with Front Yard, which may be resolved in a manner adverse to us.

We have engaged, and continue to engage, in a substantial amount of business with Front Yard. Conflicts may arise between Front Yard and us because of our ongoing agreement with Front Yard and because of the nature of our respective businesses.

Each of our executive officers is also an executive officer of Front Yard and has interests in our relationship with Front Yard that may be different than the interests of our stockholders. As a result, they may have obligations to us and Front Yard and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Front Yard. In particular, these individuals have a direct interest in the financial success of Front Yard that may encourage these individuals to support strategies in furtherance of the financial success of Front Yard that could potentially adversely impact us.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Front Yard, including where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with Front Yard. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Front Yard. Although we continue to seek ways to lessen many of these potential conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Front Yard or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with Front Yard.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to, the following:

•	variations in actual or anticipated results of our operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of by securities analysts;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships with Front Yard, ASPS and/or MSR;

•	actual or anticipated accounting problems;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of Front Yard;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the NYSE MKT;

•	failure of Front Yard to qualify or maintain qualification as a REIT;

•	failure of Front Yard to maintain its exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of our key personnel.

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

Risks to Us Related to Front Yard’s Business Risks and Operating Performance

Front Yard is our primary source of revenue and will drive our potential future growth. Any risk associated with Front Yard's business that would adversely affect its ability to generate revenue and pay distributions to its shareholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the management fees paid to us by Front Yard. Any risk that ultimately adversely affects Front Yard could adversely affect the revenues we can generate under the asset management agreement, our results of operations and our financial condition. The risks related to Front Yard’s business are provided below.

Front Yard has a limited and evolving operating history. If Front Yard is unable to implement its business strategy as planned, it will be materially and adversely affected.

Front Yard commenced operations approximately four years ago, and its business model is relatively untested and evolving. Businesses like Front Yard’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict Front Yard’s results of operations, financial condition and cash flows. Front Yard only began to generate residential rental revenue during 2013, and its historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to its acquisition strategy and evolving market conditions, Front Yard has not completed any residential mortgage loan portfolio acquisitions since 2014, Front Yard may not pursue further acquisitions of such loans. Further, there can be no assurance that

Front Yard will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

We anticipate significant growth in Front Yard's rental portfolio, which may result in our inability to effectively manage its rental portfolio, including, but not limited to, delays in renovations, suboptimal tenant underwriting and other operational inefficiencies that could reduce Front Yard's profitability or damage its reputation. Generally, we expect that Front Yard's SFR portfolio may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of SFR properties. The timing and extent of Front Yard's success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

As a result of the foregoing developments, results from prior periods are not necessarily indicative of Front Yard's results for any future period, and Front Yard may not have sufficient additional capital to implement its business model. There can be no assurance that Front Yard's business will remain profitable or that its profitability will be sustainable. Any of these adverse consequences would have a material adverse impact on our results of operations and business prospects.

Front Yard is operating in an emerging industry, and the long-term viability of its investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, SFR homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the SFR property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, Front Yard is subject to the risk that SFR properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, Front Yard would be materially and adversely affected and may not be able to sustain the growth of its assets and results from operations that it seeks.

Front Yard's failure to raise equity capital and/or obtain adequate debt financing could adversely affect its ability to increase its rental portfolio, manage its existing assets and generate stockholder returns.

Front Yard's success has been, may continue to be, largely dependent on its ability use its remaining free capital or to raise equity capital and obtain debt financing to increase the size of its rental portfolio, manage its existing assets and generate attractive stockholder returns. Front Yard requires significant financial resources and relies on cost-effective leverage to maintain its obligations under its debt facilities and to continue to acquire portfolios of SFR properties. If Front Yard is unable to continue to raise equity capital, or leverage its portfolio through financing facilities, its current portfolio and cash from operations may become inadequate to meet its financial obligations, and any such failures would have a material adverse impact on the management fees we earn under the AMA.

Front Yard uses leverage as a component of its financing strategy in an effort to increase its buying power and enhance its returns. No assurance can be provided that Front Yard will be able to timely access all funds available under its financing arrangements, refinance such financing arrangements or obtain other debt or equity financing on favorable terms or at all.

In any event, limited availability of credit may have an adverse effect on Front Yard's ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring Front Yard to accept financing with increasing restrictions. Front Yard's long-term ability to grow through additional investments will be limited if it cannot obtain additional debt or equity financing.

Front Yard may not be able to successfully operate its business or generate sufficient operating cash flows to make or sustain distributions to its stockholders.

There can be no assurance that Front Yard will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Front Yard's ability to make or sustain distributions to its stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to its SFR and REO properties; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in Front Yard’s SFR portfolio; its ability to sell its remaining mortgage loans on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that Front Yard will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Front Yard's investment strategy, which could materially and adversely affect our results of operations and financial condition.

Front Yard has leveraged its investments and expects to continue to do so, which may materially and adversely affect its return on investments and may reduce cash available for distribution to Front Yard's stockholders.

To the extent available, we intend to continue to leverage Front Yard's investments through borrowings, the level of which may vary based on the particular characteristics of Front Yard's investment portfolio and on market conditions. We have leveraged certain of Front Yard's investments to date through its repurchase agreements. When Front Yard enters into any repurchase agreement, it may sell securities, residential mortgage loans or residential properties to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same assets back to Front Yard at the end of the term of the transaction. Because the cash Front Yard receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Front Yard, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Front Yard to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Front Yard may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses. In the event Front Yard is unable to satisfy a margin call, its counterparty may sell the collateral, which may result in significant losses to Front Yard.

Front Yard's repurchase and other financing agreements generally require it to comply with various financial covenants, including those relating to tangible net worth, profitability and its ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future financing arrangements will have similar provisions. In the event that Front Yard is unable to satisfy these requirements, it could be forced to sell additional investments at a loss which could materially and adversely affect Front Yard.

Front Yard's repurchase and other financing agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that the single-family residential properties and other assets that collateralize these facilities do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Front Yard's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, Front Yard's outstanding repurchase and other financing agreements contain, and we expect any future repurchase and other financing agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. Because Front Yard's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Front Yard incurs on its repurchase and other financing agreements could materially and adversely affect Front Yard.

Front Yard has utilized repurchase agreements, seller financing arrangements, term financing arrangements, loan agreements and securitization transactions to finance its portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which may have similar risks to repurchase agreement financing and securitizations, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage Front Yard employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of its investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to Front Yard in the future or that existing sources of financing will continue to be available to it. Front Yard's governing documents contain no limitation on the amount of debt it may incur. Front Yard's return on investments and cash available for distribution to its stockholders may be reduced to the extent that changes in market conditions increase the cost of its financing relative to the income that can be derived from the investments acquired. Front Yard's debt service payments will reduce cash flow available for distribution to stockholders. Front Yard may not be able to meet its debt service obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations.

If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Front Yard utilizes non-recourse long-term financing structures, and such structures expose it to risks which could result in losses to Front Yard.

Front Yard currently utilizes securitization and other non-recourse long-term financing for certain of its investments and intends to continue to do so if, and to the extent, available. In such structures, Front Yard's lenders typically have only a claim against the assets collateralizing the debt rather than a general claim against Front Yard as an entity, subject to certain exceptions. In addition, long-term financing structures may offer significantly less flexibility to refinance or terminate on cost-effective terms or at all and, as a result, could make it more difficult for Front Yard to capitalize on changes in market conditions, including the availability of less expensive debt. In the event it is unable to renew or refinance existing long-term facilities, Front Yard may increase its reliance on short-term facilities, which would likely be recourse to Front Yard as an entity.

Front Yard may also continue to finance its investments with relatively short-term facilities until a sufficient portfolio is accumulated. If Front Yard is unable to renew, refinance or obtain new long-term and/or short-term facilities, it may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. In such an event, Front Yard's overall results of operations and financial condition would be materially adversely impacted, which would adversely impact our ability to generate management fees.

Front Yard's inability to make interest and/or principal payments on the seller financing obtained in connection with certain of its acquisitions would have a material adverse effect on its results of operations and financial condition.

In connection with Front Yard's acquisition of 4,262 homes on September 30, 2016 (the “HOME SFR Transaction”) and 3,465 homes in three closings during 2017 (the “HOME Flow Transaction”), certain of Front Yard's subsidiaries that own the underlying properties (each a “HOME Borrower”), borrowed approximately 75% of the aggregate purchase price for each transaction. These loans (the “HOME SFR Loans”) are each secured by the membership interests in each HOME Borrower and the properties and other assets held by such HOME Borrower. Upon the occurrence of a default of the payment of principal and/or interest on one or more of the HOME SFR Loans, recourse may generally be had against the assets of the applicable HOME Borrower and the membership interests in such HOME Borrower. The primary security and source of payment for the HOME SFR Loans is the cash flows generated by the properties and the other collateral described in the underlying loan agreements (the “HOME SFR Loan Agreements”). Since revenues from the properties held by the relevant HOME Borrower generally serve as the primary source for monthly payments due on the corresponding HOME SFR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of such HOME Borrower to make payments with respect to such HOME SFR Loan may be impaired. Similarly, the HOME SFR Loan Agreements require the applicable HOME Borrower to make a balloon payment at the ultimate maturity date of the corresponding HOME SFR Loan. The ability of the relevant HOME Borrower to sell and/or refinance the properties and to make the payment on the maturity date or the equity owner of the HOME Borrower (each a “HOME Equity Owner”), to sell and/or refinance its equity interest in such HOME Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If a HOME Borrower is unable to make payments under the applicable HOME SFR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of such HOME Borrower and the properties and other assets of such HOME Borrower to satisfy and discharge the corresponding HOME SFR Loan obligations. In such an event, Front Yard's overall results of operations and financial condition would be materially adversely affected.

Even though the HOME SFR Loans are non-recourse to Front Yard and all of its subsidiaries other than the relevant HOME Equity Owner and HOME Borrower, Front Yard has agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of the HOME Equity Owners and HOME Borrowers with respect to the HOME SFR Loans and (ii) a portion of the principal amount of the HOME SFR Loans and certain other obligations under the HOME SFR Loan Agreements in the event Front Yard causes certain voluntary bankruptcy events of the applicable HOME Equity Owner or HOME Borrower. Any of such liabilities could have a material adverse effect on Front Yard's results of operations and/or financial condition.

Front Yard may incur significant costs in renovating its properties, and it may underestimate the costs or amount of time necessary to complete restorations.

While a substantial portion of the SFR properties Front Yard has acquired to date meet its rental specifications at the time of acquisition, properties frequently require additional renovations prior to renting. Before renting a property, Front Yard's

Property Managers perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may, on Front Yard's behalf, instruct the Property Managers to undertake improvements designed to optimize the overall property appeal and increase the value of the property. Though we endeavor to conduct property inspections and due diligence prior to Front Yard's acquisition of new SFR portfolios, we expect that nearly all of Front Yard's rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. Front Yard may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, Front Yard will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, Front Yard is exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy, poor workmanship and improper oversight by its Property Managers. If our assumptions regarding the cost or timing of renovations across Front Yard's properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow its SFR portfolio, which could materially and adversely affect Front Yard. This could, in turn, materially and adversely affect our ability to generate management fees.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of single-family residential property portfolios available for sale. Because Front Yard operates in an emerging industry, market conditions may be volatile, and the prices at which portfolios of single-family residential properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of single-family residential properties that Front Yard may acquire may decline over time, which could materially and adversely affect Front Yard and its growth prospects.

Portfolios of properties that Front Yard has acquired or may acquire may include properties that do not fit its investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect its operating results.

Front Yard acquired, and expects to continue to acquire, portfolios of single-family residential properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with its property management and leasing standards, Front Yard may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to Front Yard regarding such portfolios during our due diligence may be inaccurate, and Front Yard may not be able to obtain relief under contractual remedies, if any. If Front Yard concludes that certain properties acquired as part of a portfolio do not fit its investment criteria, it may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect Front Yard.

Competition in identifying and acquiring residential rental assets could adversely affect Front Yard's ability to implement its business strategy, which could materially and adversely affect Front Yard.

Front Yard faces competition from various sources for investment opportunities, including REITs, hedge funds, private equity funds, partnerships, developers and others. Some third-party competitors have substantially greater financial resources and access to capital than Front Yard does and may be able to accept more risk than Front Yard can. Competition from these companies may reduce the number of attractive investment opportunities available to Front Yard or increase the bargaining power of asset owners seeking to sell, which would increase the prices of assets. If such events occur, Front Yard's ability to implement its business strategy could be adversely affected, which could materially and adversely affect Front Yard. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that Front Yard will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Failure of ASPS or MSR to effectively perform their obligations under their respective agreements with Front Yard could materially and adversely affect Front Yard.

Front Yard has engaged ASPS and MSR to provide services. If for any reason Front Yard's Property Managers are unable to perform the services described under these agreements at the level and/or the cost anticipated or fail to allocate sufficient resources to meet Front Yard's needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect Front Yard's performance. The performance of Front Yard's SFR portfolio will be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting its Property Managers or their respective affiliates, or the financial condition or results of operations of any of the foregoing. In certain circumstances and subject to the restrictions set forth in the property management agreements between each of Front Yard and its Property Managers, Front Yard's Property Managers have broad discretion with the respect to the management of the properties, including, without limitation, certain renovations, maintenance and certain matters related to leasing, including marketing and selection of tenants. Front Yard's Property Managers do not have long-term established track records to demonstrate their successful operation over a significant period of time. It is difficult to evaluate potential future performance of Front Yard's Property Managers and their ability to continue to perform management services effectively or within Front Yard's existing cost and expense assumptions without the benefit of such established track records.

Front Yard's Property Managers' ability to perform their obligations under the respective property management services agreements will be affected by various factors, including, among other things, their ability to hire sufficient personnel and retain key personnel, the number of Front Yard's properties that they manage and the volume of properties under management for their other clients. Increases in the number of properties under management by Front Yard's Property Managers that Front Yard may purchase or that the Property Managers themselves manage away from Front Yard may require them to hire additional qualified personnel. No assurance can be made that either of the Property Managers will be successful in attracting and retaining skilled personnel or in integrating any new personnel into their respective organizations and into the respective property management structures for Front Yard's acquired properties. Moreover, as the size of Front Yard's Property Managers' respective property management portfolios increases, the resources dedicated to Front Yard could decrease or require its Property Managers' personnel to focus on clients other than Front Yard. Such a decrease in productivity may adversely affect the management of Front Yard's properties.

Front Yard's Property Managers' failure to perform the services under their respective property management agreements or Front Yard's inability to retain qualified alternate service providers to replace and/or supplement them could result in a material adverse effect on Front Yard.

Termination of a Property Manager could have a material adverse effect on Front Yard's business, results of operations and financial condition.

In certain limited circumstances, Front Yard is permitted or required to terminate a Property Manager in connection with their management of all or a portion of the SFR portfolio that they currently manage. There is a high risk of a disruption in Front Yard's operations and possible lapse in quality should the applicable portfolio of properties experience a change in operators or key leadership personnel, particularly in the transition period immediately following such changes. There is no assurance that one or more adequate replacement property managers capable of managing the relevant portfolio of SFR properties would be available and willing to assume the existing Property Manager’s duties upon terms (including the compensation) that are the same or more favorable than those set forth in the existing property management agreement with the relevant Property Manager. Even if one or more replacement property managers were engaged, there is no assurance that such replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions.

If any of these foregoing risks materialize, this would have a material adverse effect on the performance of these properties or could cause a default of Front Yard's obligations under the MSR loan agreement, and Front Yard's business, results of operations and financial condition would therefore be materially harmed.

Front Yard may be materially and adversely affected by risks affecting the single-family rental properties in which its investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Front Yard's assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which Front Yard has a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect Front Yard.

Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of Front Yard's portfolio by geography, SFR property characteristics and/or borrower or tenant demographics. Such concentration could increase the risk of loss to Front Yard if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties or borrowers are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. A material decline in the demand for single-family housing or rentals in the areas where Front Yard owns assets may materially and adversely affect Front Yard. Lack of diversification can increase the correlation of non-performance and foreclosure risks among Front Yard's investments. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Short-term leases of residential property expose Front Yard more quickly to the effects of declining market rents.

We anticipate that a majority of Front Yard's leases to tenants of SFR properties will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Front Yard's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because Front Yard has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

Front Yard may be unable to secure funds for property restoration or other capital improvements, which could limit its ability to attract, retain or replace tenants.

When Front Yard acquires or otherwise takes title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, Front Yard generally will be required to expend funds for property restoration and leasing commissions in order to lease the property. If Front Yard has not established reserves or set aside sufficient funds for such expenditures, it may have to obtain financing from other sources, as to which no assurance can be given. Front Yard may also have future financing needs for other capital improvements to restore its properties. If Front Yard needs to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, Front Yard may be unable or unwilling to make capital improvements or it may be required or may choose to defer such improvements. If this happens, Front Yard's properties may suffer from a greater risk of obsolescence or decreased marketability, a decline in value or decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If Front Yard does not have access to sufficient funding in the future, it may not be able to make necessary capital improvements to its properties, and its properties’ ability to generate revenue may be significantly impaired. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Front Yard's revenue and expenses are not directly correlated, and, because a large percentage of its costs and expenses are fixed and some variable expenses may not decrease over time, it may not be able to adapt its cost structure to offset any declines in its revenue.

Many of the expenses associated with Front Yard's business, such as acquisition costs, restoration and maintenance costs, HOA fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Front Yard's assets also will likely require a significant amount of ongoing capital expenditure. Front Yard's expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as Front Yard's portfolio grows through additional property acquisitions. By contrast, Front Yard's revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in its markets. As a result, Front Yard may not be able to fully, or even partially, offset any increase in its expenses with a corresponding increase in its revenues. In addition, state and local regulations may require Front Yard to maintain its properties, even if the cost of maintenance is greater than the potential benefit. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Competition could limit Front Yard's ability to lease single-family rental properties or increase or maintain rents.

Front Yard's SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Front Yard's competitors’ SFR properties may be better quality, in a more desirable location or have leasing terms more favorable than Front Yard can provide. In addition, Front Yard's ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given Front Yard's significant competition, we cannot assure you that it will be successful in acquiring or managing SFR properties that generate favorable returns, which would materially and adversely affect our ability to generate management fees.

If rents in Front Yard's markets do not increase sufficiently to keep pace with rising costs of operations, its operating results and cash available for distribution will decline.

The success of Front Yard's business model will substantially depend on conditions in the SFR property market in its geographic markets. Front Yard's asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, Front Yard's operating results and cash available for distribution will be lower than expected, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including the following:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	economic and employment conditions that have increased foreclosure rates; and

•	reduced real estate values that challenged the traditional notion that homeownership is a stable investment.

A decrease in rental rates would have a material adverse effect on the performance of Front Yard's SFR portfolio or could cause a default of its obligations under one or more financing agreements, and Front Yard's business, results of operations and financial condition would therefore be materially harmed.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The SFR market is currently significantly larger than in historical periods. We do not expect the favorable trends in the SFR market to continue indefinitely. Eventually, continued strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family residential properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in Front Yard's markets would adversely affect its operating results and cash available for distribution, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees.

Suboptimal tenant underwriting and defaults by Front Yard's tenants may materially and adversely affect Front Yard.

Front Yard's success will depend, in large part, upon its ability to attract and retain qualified tenants for its properties. This will depend, in turn, upon Front Yard's ability to screen applicants, identify good tenants and avoid tenants who may default. Front Yard will inevitably make mistakes in its selection of tenants, and it may rent to tenants whose default on its leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect Front Yard. For example, tenants may default on payment of rent; make unreasonable and repeated demands for service or improvements; make unsupported or unjustified complaints to regulatory or political authorities; make use of Front Yard's properties for illegal purposes; damage or make unauthorized structural changes to its properties that may not be fully covered by security deposits; refuse to leave the property when the lease is terminated; engage in domestic violence or similar disturbances; disturb nearby residents with noise, trash, odors or eyesores; fail to comply with HOA regulations; sub-let to less desirable individuals in violation of Front Yard's leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to Front Yard's properties may significantly delay re-leasing after eviction, necessitate expensive repairs, reduce the rental revenue generated by the property or impair its value. In addition, Front Yard will incur turnover costs associated with re-leasing the properties, such as marketing expenses and brokerage commissions, and will not collect revenue while the property is vacant. Although Front Yard will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that it will be successful in all or most cases. Such tenants will not only cause Front Yard not to achieve its financial objectives for the properties in which they live, but may subject Front Yard to liability, and may damage Front Yard's reputation with its other tenants and in the communities where it does business. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

A significant uninsured property or liability loss could have a material adverse effect on Front Yard.

Front Yard carries commercial general liability insurance and property insurance with respect to its SFR properties on terms we consider commercially reasonable. However, many of the policies covering casualty losses are subject to substantial deductibles and exclusions, and Front Yard will be self-insured up to the amount of the deductibles and exclusions. For example, Front Yard may not always be fully insured against losses arising from floods, windstorms, fires, earthquakes, acts of war or terrorism or civil unrest because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, Front Yard could lose its capital invested in a property or group of properties as well as the anticipated future revenues from affected SFR properties or groups of properties. Further, inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent Front Yard from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed.

In the event that Front Yard incurs a casualty loss that is not fully covered by insurance, the value of its assets will be reduced by the amount of any such uninsured loss, and Front Yard could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Further, if an uninsured liability to a third party were to occur, Front Yard would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could adversely affect Front Yard's financial condition, operating results, cash flows and ability to make distributions on its common stock.

A significant number of Front Yard's single-family rental properties may be part of homeowners’ associations. Front Yard and its renters will be subject to the rules and regulations of such homeowners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of Front Yard's SFR properties and non-rental REO properties may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern Front Yard's SFR and REO properties may enact onerous or arbitrary rules that restrict Front Yard's ability to renovate, market or lease its SFR properties or require it to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause Front Yard to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and Front Yard may have renters who violate these HOA rules for which Front Yard may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern its SFR and REO properties may not make important disclosures or may block Front Yard's access to HOA records, initiate litigation, restrict its ability to sell, impose assessments or arbitrarily change the HOA rules. Front Yard may be unaware of or unable to review or comply with certain HOA rules before acquiring an SFR or REO property, and any such excessively restrictive or arbitrary regulations may cause Front Yard to sell such property, if possible, prevent it from renting such property or otherwise reduce its cash flow from such property. Any of the above-described occurrences may materially and adversely affect Front Yard’s and our results of operations and financial condition.

We rely on information supplied by prospective tenants in managing Front Yard's business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of Front Yard's portfolio over time. If tenant-supplied information is inaccurate or Front Yard's tenants’ creditworthiness declines over time, we may make poor leasing decisions and Front Yard's portfolio may contain more credit risk than we believe exists, which could harm Front Yard’s and our results of operations and financial condition.

Failure of Front Yard's third party mortgage servicers to effectively perform their servicing obligations under the servicing agreements could have a material adverse effect on Front Yard.

Front Yard is contractually obligated to service its remaining residential mortgage loans. Front Yard does not have any employees, servicing platforms, licenses or technical resources necessary to service its mortgage loans. Consequently, Front Yard has engaged mortgage servicers to service the mortgage loans in its portfolio. If for any reason, Front Yard's mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if Front Yard fails to pay or otherwise defaults under the servicing agreements and its mortgage servicers cease to act as Front Yard's servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Front Yard.

Difficulties in selling REO properties could limit Front Yard's flexibility and/or harm its liquidity.

Federal tax laws may limit Front Yard's ability to earn a gain on the sale of its properties if it is found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect its willingness to sell REO properties under favorable conditions or if necessary for funding purposes. Front Yard typically contributes REO properties that will not meet its rental profile to its taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, Front Yard's REO properties that it intends to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in Front Yard's markets may limit its ability to either sell properties that it deems unsuitable for rental or change or reduce the REO properties in its portfolio promptly in response to changes in economic or other conditions. Front Yard's failure to sell or delays in selling its REO properties could potentially cause a strain on its liquidity, and it may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our ability to generate management fees.

The growth of Front Yard's SFR portfolio, at least in the short term, is expected to be partially dependent on its ability to sell non-rental REO properties. If Front Yard is unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, Front Yard's ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on its ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-rental REOs are utilized to purchase the assets off of Front Yard's repurchase and loan facilities for which the assets are collateral. If a higher than expected portion of the loan sale consideration must be utilized to repurchase assets off of its facilities, Front Yard's ability to purchase SFR properties may also be adversely affected, which would slow the growth of its rental portfolio.

Front Yard's SFR and REO properties are not liquid assets, which could limit its ability to vary its portfolio or to realize the value at which such assets are carried if it is required to dispose of them.

Front Yard's SFR and REO properties are not liquid assets, which could limit Front Yard's ability to vary its portfolio or to realize the value at which such assets are carried if Front Yard is required to dispose of them. Front Yard's inability to sell individual or portfolios of SFR and/or REO properties on acceptable terms and/or in accordance with its anticipated timing could materially and adversely affect Front Yard's financial condition.

Front Yard's inability to promptly foreclose upon defaulted residential mortgage loans could increase its costs and/or diminish its expected return on investments.

Front Yard's ability to seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, promptly foreclose upon defaulted residential mortgage loans plays a critical role in the valuation of the residential mortgage assets in which it has invested and the expected return on those investments. Certain of the mortgage loans in Front Yard's portfolio may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit Front Yard's ability, through its mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of the valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A portion of Front Yard's investments are sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans in Front Yard's portfolio are impacted by these issues, Front Yard may be required to recommence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing its costs and/or diminishing its expected return on its investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact Front Yard's business.

Fair values of Front Yard's mortgage loans may not be precise and may materially and adversely affect its operating results, which, in turn, would materially and adversely affect Front Yard.

The values of Front Yard's remaining mortgage loans may not be precisely determinable. We measure the fair value of Front Yard's mortgage loans monthly, but the fair value at which Front Yard's mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, our fair value determination is only an estimate based on a number of factors incorporated into our mortgage loan valuation model and requires judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our assessment of the fair value of Front Yard's mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of Front Yard's mortgage loans are directly charged or credited to earnings for the period. If Front Yard were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of Front Yard's mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying Front Yard's mortgage loans and recognize unrealized gains in each period when Front Yard's mortgage loans are transferred to real estate owned. The fair value of residential properties is estimated using broker price opinions (“BPOs”) provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Front Yard's results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

We utilize analytical models and data in connection with the valuation of Front Yard's investments, and any incorrect, misleading or incomplete information used in connection therewith would subject Front Yard to potential risks.

We rely heavily on models and data, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value Front Yard's assets or potential investments and also in connection with performing due diligence on Front Yard's investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Front Yard may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether, all of which could adversely affect our ability to generate management fees.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals, may materially and adversely affect Front Yard.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of Front Yard's investments. A prolonged recession and a slow recovery could materially and adversely affect Front Yard as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for SFR properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate, which may be accentuated since we expect Front Yard to generally have rent terms of one to two years;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates and availability and terms of debt financing; and

•	economic conditions that could cause an increase in Front Yard's operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy Front Yard's real estate properties and, as a result, their ability to pay rent to Front Yard.

Inflation or deflation may adversely affect Front Yard's results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than Front Yard's rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in Front Yard's expenses. Accordingly, inflation or deflation may adversely affect Front Yard's results of operations and cash flows, which could materially and adversely affect our ability to generate management fees.

Changes in applicable laws or noncompliance with applicable law could materially and adversely affect Front Yard.

As an owner of real estate, Front Yard is required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to Front Yard's business operations. Noncompliance with laws or regulations could expose Front Yard to liability.

Lower revenue growth or significant unanticipated expenditures may result from Front Yard's need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of Front Yard's SFR properties, including changes to building codes and fire and life-safety codes. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Single-family residential properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a residential property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent Front Yard initiates foreclosure proceedings, some of its properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect Front Yard.

Front Yard's acquisition activities are subject to many risks. Front Yard may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or

HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, Front Yard's acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to Front Yard's properties, or if any adverse condition exists with respect to Front Yard's properties that is in excess of its insurance coverage, Front Yard might have to pay substantial sums to settle or cure it, which could materially and adversely affect Front Yard. The properties Front Yard acquires may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect Front Yard's ability to operate such properties as it intends. This, in turn, could materially and adversely affect our ability to generate management fees.

The costs and amount of time necessary to secure possession and control of a certain properties may exceed our assumptions, which would delay Front Yard's receipt of revenue from, and return on, the property.

A majority of the SFR properties Front Yard has acquired have had an existing tenant at the time of acquisition. However, certain SFR and non-rental REO properties require Front Yard to secure possession. In certain circumstances, Front Yard may have to evict occupants who are in unlawful possession before it can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations, Front Yard's and our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Eminent domain could lead to material losses on Front Yard's investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which Front Yard's properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow Front Yard to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in Front Yard's markets. Any of these events can cause a material loss to Front Yard, which could materially and adversely affect our ability to generate management fees.

Front Yard likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As Front Yard grows in scale, it may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the SFR property market. Additional actions that may be targeted at Front Yard include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of an SFR property. While we intend to conduct Front Yard's rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against Front Yard on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect Front Yard.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against Front Yard or may lobby state and local legislatures to pass new laws and regulations to constrain Front Yard's business operations. If they are successful in any such endeavors, they could directly limit and constrain Front Yard's business operations and impose on Front Yard significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect Front Yard, which could materially and adversely affect our ability to generate management fees.

Security breaches and other disruptions could compromise Front Yard's and/or our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of Front Yard's and our business, we, through ASPS, MSR or Front Yard's mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Front Yard's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Front Yard and/or us.

Front Yard may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, Front Yard may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its single-family residential properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage Front Yard may have for such events, which could materially and adversely affect Front Yard. The presence of such substances or the failure to properly remediate the contamination may adversely affect Front Yard's ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect Front Yard's ability to borrow against, sell or rent the affected property. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Front Yard properties will be subject to property and other taxes that may increase over time.

Front Yard will be responsible for property taxes for its single-family residential properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If Front Yard fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect Front Yard's yield from rental properties. Any such occurrence may materially and adversely affect Front Yard which, in turn, could materially and adversely affect us.

If Front Yard is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to Front Yard and us.

Front Yard does not intend or expect to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, Front Yard will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically SFR assets. To the extent that the SEC determines that Front Yard is in fact an investment company, Front Yard intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity's be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by Front Yard of non-real estate assets without the acquisition of substantial real estate assets could cause Front Yard to meet the definitions of an “investment company.” If Front Yard is deemed to be an investment company, Front Yard may be required to register as an investment company if it is unable to dispose of the disqualifying assets, which could have a material adverse effect on Front Yard.

Registration under the Investment Company Act would require Front Yard to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	prohibitions on transactions with affiliates and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase Front Yard's operating expenses.

If Front Yard were required to register as an investment company but failed to do so, it would be prohibited from engaging in its business, and criminal and civil actions could be brought against it.

Registration with the SEC as an investment company would be costly, would subject Front Yard to a host of complex regulations and would divert attention from the conduct of Front Yard's business. In addition, if Front Yard purchases or sells any real estate assets to avoid becoming an investment company under the Investment Company Act, it could materially adversely affect its net asset value, the amount of funds available for investment and its ability to pay distributions to its stockholders. Any such occurrences would adversely impact our income from the management fees paid by Front Yard.

Risks Related to Front Yard's Qualification as a REIT

Front Yard’s failure to qualify as a REIT would materially and adversely affect Front Yard and us.

Front Yard made an election to be treated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2013. However, we cannot assure you that Front Yard will remain qualified as a REIT. Moreover, Front Yard's qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that Front Yard's actual results of operations for any particular taxable year will satisfy such requirements. If Front Yard fails to qualify as a REIT in any taxable year, it will face serious tax consequences that will substantially reduce the funds available for distribution to its stockholders because:

•	Front Yard would not be allowed a deduction for dividends paid to stockholders in computing its taxable income, thus becoming subject to federal income tax;

•	Front Yard could be subject to increased state and local taxes; and

•
Unless Front Yard is entitled to relief under certain federal income tax laws, it could not re-elect REIT status until the fifth calendar year after the year in which it failed to qualify as a REIT. In addition, if Front Yard fails to qualify as a REIT, it will no longer be required to make distributions.

As a result of all these factors, Front Yard's failure to qualify as a REIT could impair its ability to expand its business and raise capital, and it could materially and adversely affect Front Yard and the market price of its common stock. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Front Yard's tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

Front Yard has not accrued interest income or market discount on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, Front Yard could be subject to entity level excise tax as a result of “deficiency dividends” that it may be required to pay to its stockholders at the time of such an adjustment to its income in order to maintain its qualification as a REIT. This, in turn, could materially and adversely affect our ability to generate management fees.

Compliance with REIT requirements may cause Front Yard to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return.

To qualify as a REIT, Front Yard is required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of its assets, its financing, hedging and investment strategies, the ownership of its stock and amounts it distributes to its stockholders. Compliance with the REIT requirements may preclude Front Yard from certain financing or hedging strategies or cause it to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return. For example, Front Yard may be required to pay distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.

Compliance with REIT requirements may force Front Yard to liquidate otherwise attractive investments, which could materially adversely affect Front Yard.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of Front Yard's assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 20% of the value of Front Yard's assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in Front Yard's qualified REIT subsidiaries and its taxable REIT subsidiaries, its investment in the value of any one issuer’s securities may not exceed 5% of the value of its total assets, and it may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, Front Yard may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect Front Yard. This, in turn, could materially and adversely affect our ability to generate management fees.

Failure to make required distributions would subject Front Yard to federal corporate income tax.

We intend to continue to operate Front Yard in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, Front Yard generally is required to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to its stockholders. To the extent that Front Yard satisfies this distribution requirement, but distribute less than 100% of its REIT taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, Front Yard will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under the Code.

The IRS may deem the gains from sales of Front Yard's properties to be subject to a 100% prohibited transaction tax.

From time to time, Front Yard may be forced to sell properties that do not meet its investment objectives or it may need to sell properties, mortgage loans or other assets either because they do not meet its rental portfolio objectives or to satisfy its REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If Front Yard were to purchase real estate assets with a view toward re-selling them, it could be considered a “dealer” of real estate, which could cause Front Yard to fail to meet its REIT requirements or such sales could be considered “prohibited transactions.” Because Front Yard has historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that it purchases as part of all-or none portfolios that are not acceptable for its portfolio and necessary to sell. Typically, Front Yard contributes REO properties that it determines will not meet its rental portfolio criteria to its taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. The IRS may deem one or more sales of Front Yard's properties to be “prohibited transactions.” If the IRS takes the position that Front Yard has engaged in a “prohibited transaction” (i.e., if Front Yard sells a property held by us primarily for sale in the ordinary course of our trade or business), then any gain it recognizes from such sale would not disqualify Front Yard as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Front Yard will be able to qualify for the safe harbor. Front Yard does not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate management fees.

In the future, Front Yard could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution.

Front Yard's Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited. In the future, Front Yard could be required to sell assets, borrow funds or raise equity capital to fund its distributions or to make a portion of its distributions in the form of a taxable stock distribution. Front Yard's Board of Directors will make determinations regarding distributions based upon various factors, including its historical and projected financial condition and requirements, liquidity and results of operations, financing covenants, maintenance of its REIT qualification, applicable law and other factors, as its Board of Directors may deem relevant from time to time. To the extent that Front Yard is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, it could be materially and adversely affected. To the extent Front Yard may have to raise equity capital, it may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect its ability to make distributions to its stockholders. This, in turn, could materially and adversely affect our ability to generate management fees.

Even if Front Yard qualifies as a REIT, it may be subject to tax liabilities that could materially and adversely affect Front Yard.

Even if Front Yard qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, Front Yard could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain its qualification as a REIT. In order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” Front Yard may also move or hold some of its assets or conduct activities through a TRS. In addition, if Front Yard lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to Front Yard, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to Front Yard's stockholders.

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure Front Yard's transaction with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that Front Yard will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on Front Yard and us.

Ordinary dividends payable by REITs are generally taxed at U.S. federal income tax rates, higher than tax rates applicable to dividends from Subchapter C corporations.

Effective for tax years beginning in 2018, the maximum U.S. federal income tax rate for “qualifying dividends” payable by Subchapter C U.S. corporations to individual U.S. stockholders is 23.8%, including the 3.8% Medicare tax. Beginning in 2018, subject to a number of limitations, individuals receiving ordinary dividends payable by REITs will be eligible for up to a 20% deduction. For those individuals qualifying for the full 20% deduction, the maximum tax rate on such dividends will be 33.4%, including the 3.8% Medicare tax.

Front Yard may be subject to legislative or regulatory tax changes that could materially and adversely affect Front Yard.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. Front Yard and its stockholders could be materially and adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation. This, in turn, could materially and adversely affect our ability to generate management fees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On April 16, 2015, we entered into a lease with respect to approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820. The lease has an initial term of five years from the date the premises are first occupied, and we have an option to extend the lease for an additional five-year term. The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. Initially, the landlord was required to make renovations and build offices in the premises under the lease. During the renovation period, the landlord provided us with approximately 4,000 square feet of temporary space. During July 2017, the renovations were completed, and we occupied the office space effective July 24, 2017, which is the commencement date of the initial five-year term of the lease.

In addition, we entered into a lease of approximately 5,700 square feet of office space in Bangalore, India for the employees of our India subsidiary. The lease, which was executed on October 16, 2015, has an initial term of five years and requires monthly payments of 291,159 Indian rupees (approximately $4,500 United States dollars) per month beginning December 16, 2015.

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2017 or which settled during 2017:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al.
On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with Front Yard, Altisource Portfolio Solutions S.A., Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen Financial Corporation (“Ocwen”), including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter. On September 18, 2017, Appellant filed its appeal brief, and briefing on the appeal motion was completed on November 15, 2017.

We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al.
On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Front Yard and AAMC.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE MKT under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	2017		2016
Quarter ended	High	Low	High	Low
March 31	$85.90	$53.00	$20.01	$11.77
June 30	92.00	64.00	24.37	12.20
September 30	109.35	73.50	18.50	12.55
December 31	90.00	71.90	57.75	21.18

The number of holders of record of our common stock as of February 19, 2018 was 49. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 6 to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2017 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2017.

Issuance of Preferred Shares to USVI Employees

On January 5, 2017, we issued an aggregate of 900 shares of preferred stock to certain of our USVI employees pursuant to our 2016 Employee Preferred Stock Plan. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason; therefore, these shares are classified within accounts payable and accrued liabilities in our consolidated balance sheet.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2017, we have remaining approximately $34.5 million authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchases of common stock were made pursuant to this stock repurchase plan during the quarter ended December 31, 2017. At December 31, 2017, we had repurchased an aggregate total of 1,190,606 shares of common stock as part of this stock repurchase plan.

No repurchase plan has expired during the year ended December 31, 2017.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Dow Jones U.S. Asset Manager Index. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 31, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	Year Ended December 31,
Index	2013	2014	2015	2016	2017
Altisource Asset Management Corporation	$1,134.15	$378.20	$20.93	$65.24	$99.51
S&P 500	129.60	144.36	143.31	156.98	187.47
Dow Jones U.S. Asset Manager Index	143.69	154.86	136.33	148.06	187.91

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The following table sets forth selected financial data derived from our audited consolidated financial statements ($ in thousands, except per share data). The historical results presented below may not be indicative of our future performance. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$18,160	$19,991	$248,099	$423,298	$72,297
Net (loss) income attributable to stockholders	(6,969)	(4,935)	(3,290)	59,679	(5,293)
(Loss) earnings per basic common share	(4.57)	(2.93)	(1.59)	26.31	(2.26)
(Loss) earnings per diluted common share	(4.57)	(2.93)	(1.59)	21.07	(2.26)

	As of December 31,
	2017	2016	2015	2014	2013
Total assets	$60,387	$65,748	$2,518,601	$2,756,447	$1,402,811
Repurchase and loan agreements	—	—	763,369	1,013,133	600,089
Other secured borrowings	—	—	502,599	321,698	—

Prior to January 1, 2016, we concluded that Front Yard was a VIE, and we consolidated the accounts of Front Yard in our consolidated financial statements. Effective January 1, 2016, we adopted the provisions of ASU 2015-02 and performed an analysis of our relationship with Front Yard pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Front Yard is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Front Yard is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Front Yard. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to our equity on January 1, 2016. As a result, periods ending prior to the adoption were not impacted. The adoption effectively removed those balances previously disclosed that related to Front Yard from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in Front Yard as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist of management fees and expense reimbursements received from Front Yard under the AMA, and our consolidated expenses consist of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Due to the significance of Front Yard's consolidated financial statements to our historical consolidated financial statements in periods prior to January 1, 2016, our consolidated financial statements have limited comparability with our consolidated financial statements in prior periods.

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

Our primary client currently is Front Yard, a publicly-traded REIT focused on acquiring and managing quality, affordable SFR properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

Our strategy for Front Yard is to build long-term shareholder value through the creation of a large portfolio of SFR homes that are targeted to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for Front Yard that, in our view, offers attractive yield opportunities for Front Yard that should benefit AAMC in the form of growing management fees as Front Yard continues to grow.

Prior to January 1, 2016, we had concluded that Front Yard was a VIE that we consolidated in our consolidated financial statement. Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we determined that Front Yard is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Front Yard. Due to the significance of Front Yard's accounts to the Company's historical consolidated financial statements, the comparability of the Company's consolidated financial statements as of and for the year ended December 31, 2017 have limited comparability with periods ending on or before December 31, 2015.

Additionally, our wholly owned subsidiary, NewSource, is a title insurance and reinsurance company licensed with the Bermuda Monetary Authority. NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time. We consolidate NewSource in our consolidated financial statements.

Management Overview

During fiscal year 2017, we continued to make substantial progress in guiding Front Yard's transformation into a 100% SFR equity REIT by continuing to focus on Front Yard's strategic objectives of (i) identifying and acquiring SFR properties with attractive yields; (ii) completing the sale of the vast majority of Front Yard's mortgage loans and non-rental REO properties that do not meet Front Yard's rental criteria; and (iii) extending the duration of Front Yard's financing arrangements to better match the long-term nature of its rental portfolio.

Front Yard's Acquisitions in 2017

On March 30, 2017, we facilitated Front Yard's agreement to acquire up to 3,500 SFR (the “HOME Flow Transaction”) from entities sponsored by Amherst Holdings, LLC (“Amherst”). In March, June and November 2017, Front Yard acquired an aggregate of 3,465 SFR properties under the HOME Flow Transaction in three separate closings:

•
In the first closing on March 30, 2017, Front Yard's indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million.

•
In the second closing on June 29, 2017, Front Yard's indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million.

•
In the third and final closing on November 29, 2017, Front Yard's indirect wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million.

Combined with Front Yard's other 2017 SFR acquisition activities and conversions of REO properties to SFR properties, the homes acquired in the HOME Flow transaction have increased Front Yard's total SFR portfolio by 39% from 8,603 homes at December 31, 2016 to 11,975 homes at December 31, 2017.

Front Yard's Transformative Dispositions in 2017

As of December 31, 2017, Front Yard has completed the disposition of the vast majority of its remaining mortgage loans. During 2017, Front Yard sold an aggregate of 2,995 mortgage loans to third-party purchasers, resolved an additional 120 mortgage loans, and converted an aggregate of 248 mortgage loans to REO properties. As a result of these efforts, Front Yard's mortgage loan portfolio was reduced to 111 mortgage loans with a carrying value of $11.5 million and an aggregate unpaid principal balance of only $29.4 million at December 31, 2017.

In addition, Front Yard has continued to make significant progress on the sale of its non-rental REO properties with an additional 1,710 of such properties sold during the year ended December 31, 2017. We expect Front Yard to continue to sell its remaining REO properties that do not meet its rental profile as soon as reasonably practicable based on market conditions.

Optimization of Front Yard's Financing in 2017

We have continued our efforts to optimize Front Yard's financing structure. During 2017, we facilitated Front Yard's entry into the following financing arrangements that we believe better match the long-term nature of Front Yard's assets than the shorter-term repurchase and loan agreements historically used to finance its portfolios while providing Front Yard with protection against rising interest rates.

•
On March 30, 2017, in connection with the first closing under the HOME Flow Transaction, Front Yard obtained approximately $79.9 million of proceeds from a seller financing arrangement (the “HOME II Loan Agreement”), representing 75% of the aggregate purchase price. Initially, the HOME II Loan Agreement had an interest rate based on one-month LIBOR plus a fixed component spread of 2.75% and an initial maturity date of October 9, 2019, which Front Yard has the option to extend for three successive one-year periods, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. On November 13, 2017, the HOME II Loan Agreement was amended and restated to (i) increase the principal amount to $83.3 million, (ii) reduce the fixed component spread of the interest rate to 2.10% and (iii) change the initial maturity date to November 9, 2019.

•
On April 6, 2017, Front Yard entered into a fixed rate, five-year credit and security agreement with an aggregate principal balance of $100.0 million (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement.

•
On June 29, 2017, in connection with the second closing under the HOME Flow Transaction, Front Yard obtained approximately $87.8 million of proceeds from a seller financing arrangement (the “HOME III Loan Agreement”), representing 75% of the aggregate purchase price. Initially, the HOME III Loan Agreement had an interest rate based on one-month LIBOR plus a fixed component spread of 2.30% and an initial maturity date of October 9, 2019, which Front Yard has the option to extend for three successive one-year periods, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. On November 13, 2017, the HOME III Loan Agreement was amended and restated to (i) increase the principal amount to $89.2 million, (ii) reduce the fixed component spread of the interest rate to 2.10% and (iii) change the initial maturity date to November 9, 2019.

•
On November 29, 2017, in connection with the third and final closing under the HOME Flow Transaction, Front Yard obtained an aggregate of approximately $228.8 million of proceeds from two separate seller financing arrangements (collectively, the “HOME IV Loan Agreements”), representing 75% of the aggregate purchase price. The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022.

In addition to these long-term facilities, on April 6, 2017, we managed Front Yard's amendment and restatement of its loan and security agreement with Nomura Corporate Funding Americas, LLC to, among other things, extend the termination date of the facility by one year to April 5, 2018. Lastly, we also managed Front Yard's amendment and extension of its repurchase facility (the “CS Repurchase Agreement”) with Credit Suisse First Boston Mortgage Capital, LLC (“CS”). In connection therewith, certain of the financial covenants under the CS Repurchase Facility were updated to customary provisions to better reflect Front Yard's business, and the maturity date was extended to November 16, 2018. The aggregate maximum borrowing capacity of the CS Repurchase Facility remained unchanged at $350.0 million.

We believe all of the foregoing developments continue to be critical to our strategy of building long-term stockholder value for Front Yard through the creation of a large portfolio of SFR homes that we target operating for Front Yard at an attractive yield. To the extent Front Yard is successful in implementing this strategy under our management, the fees we earn under the AMA should be positively impacted.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in SFR demand. Front Yard targets the moderately-priced single-family home market to acquire rental units that, in our view, offer optimal yield opportunities. In the current market, tighter credit availability for lower-income buyers and the relative scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for affordable homes, Front Yard's lower home acquisition costs and careful evaluation of capital expenditure requirements prior to acquisition will offer attractive yield opportunities. We view this as a significant differentiator for Front Yard.

Asset Management Agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of Front Yard's SFR properties; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential rental properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage Front Yard's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Front Yard's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

On March 31, 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

•
Base Management Fee. We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard's average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of average invested capital while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeds an annual hurdle return rate of between 7.0% and

8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of the market value of assets converted into leased single-family homes by Front Yard for the first time during the quarter.

Because Front Yard has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of Front Yard’s invested capital and a potential incentive management fee percentage of 25% of the amount by which Front Yard exceeds its then-required return on invested capital threshold.

Front Yard has the flexibility to pay up to 25% of the incentive management fee to us in shares of its common stock.

Under the AMA, Front Yard reimburses us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

The AMA requires that we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Front Yard achieving an average annual return on invested capital of at least 7.0%. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Front Yard “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Front Yard for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) Front Yard in connection with certain change of control events.

If the AMA were terminated by Front Yard, our financial position and future prospects for revenues and growth would be materially adversely affected.

Metrics Affecting Our Consolidated Results

Subsequent to January 1, 2016

Subsequent to our deconsolidation of Front Yard effective January 1, 2016, our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of quarterly fees due to us under the AMA, including a base management fee, an incentive management fee and a conversion fee as described above and reimbursements of out-of-pocket expenses in our management of Front Yard's business. The base management fee is derived as a percentage of Front Yard’s average invested capital, and the conversion fee is based on the number and value of mortgage loans and/or REO properties that Front Yard converts to rental properties for the first time in each period. The incentive management fee is directly dependent upon Front Yard's financial performance being in excess of a 7.0%-8.25% minimum return on invested capital and will vary with Front Yard's financial performance. Expense reimbursements we receive from Front Yard relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard. In addition, we receive dividends on the shares of Front Yard common stock that we own, which we record as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, we recognize changes in the fair value of our holdings of Front Yard common stock as other comprehensive income or loss, which will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

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

Prior to January 1, 2016

Prior to our deconsolidation of Front Yard effective January 1, 2016, our operating results were heavily dependent upon Front Yard’s operating results. Although our results continue to be heavily dependent on Front Yard’s operating results, our reported consolidated results of operations for periods prior to January 1, 2016 consolidated the financial results of Front Yard, which were a significant component of our consolidated results. As a result of our deconsolidation of Front Yard, the results of operations in periods commencing on or after January 1, 2016 have limited comparability to periods prior to January 1, 2016. Front Yard’s results are affected by various factors, some of which are beyond our control, and the Front Yard financial data that is no longer a part of our financial statements includes the following:

Front Yard's Revenues

Front Yard’s revenues primarily consisted of the following:

i.
Rental revenues. Minimum contractual rents from leases were recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period.

ii.
Net realized gain on mortgage loans. Front Yard recorded net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may have consisted of short sale, third-party sale of the underlying property, refinancing or full debt pay-off of the loan.

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, Front Yard marked the properties to the then-most recent market value. The difference between the carrying value of the asset at the time of conversion and the then-most recent market value, based on broker price opinions (“BPOs”), was recorded in Front Yard's statement of operations as change in unrealized gain on mortgage loans.

iv.
Change in unrealized gains from the change in fair value of loans. After Front Yard's sub-performing and non-performing mortgage loans were acquired, the fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in change in unrealized gain on mortgage loans in Front Yard's statements of operations.

v.
Net realized gain on real estate. REO properties that did not meet Front Yard's investment criteria were sold out of its taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Front Yard's Expenses

Front Yard's expenses primarily consisted of residential property operating expenses, depreciation and amortization, selling costs and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursements as well as fees to us from Front Yard under the applicable asset management agreement. Residential property operating expenses were expenses associated with Front Yard's ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization was a non-cash expense associated with the ownership of real estate, which was depreciated on a straight-line basis over a fixed life. Selling costs and impairment represented Front Yard's estimated and actual costs to sell a property or mortgage loan and an amount that represented the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs were primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consisted of the costs to borrow money in connection with Front Yard's debt financing of its portfolios. General and administrative expenses consisted of the costs related to the general operation and overall administration of Front Yard's business. Under the previous asset management agreement, expense reimbursement consisted primarily of our employee salaries in direct correlation to the services they provide on Front Yard’s behalf and other personnel costs and corporate overhead. Under the AMA, there are no general expense or salary reimbursements except for the compensation and benefits of the general counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf. The fees from Front Yard consisted of compensation due from Front Yard under the applicable asset management agreement. Under the previous asset management agreement, fees due from Front Yard were based on the amount of cash available for distribution to its stockholders for each period. Under the AMA, the management fees we receive from Front Yard are based on a combination of a percentage of Front Yard's invested capital, a conversion fee for assets that convert to single-family rentals during each period and Front Yard's return on invested capital. The percentage payment on each of these metrics will vary based on Front Yard's number of leased properties. The fees due from Front Yard under the respective asset management agreements were eliminated in consolidation but increased our net income by reducing the amount of net income attributable to non-controlling interest.

Summary Management Reporting Information

Prior to our deconsolidation of Front Yard, we evaluated the operations of AAMC on a stand-alone basis in addition to evaluating our consolidated financial performance, which included the results of Front Yard and NewSource under U.S. GAAP. In evaluating our operating performance and managing our business, we considered the management fees and reimbursement of expenses paid to us by Front Yard as well as our stand-alone operating expenses. We maintained our internal management reporting on this basis. The following table presents our consolidating statement of operations, which is reconciled to U.S. GAAP. Accordingly, the entries necessary to consolidate AAMC's subsidiaries, including, but not limited to, elimination of fees paid under the asset management agreement and reimbursed expenses, are reflected in the Consolidating Entries column.

Upon our adoption of ASU 2015-02, we are no longer required to consolidate the results of Front Yard. Therefore, we do not present the table for periods beginning on or subsequent to January 1, 2016.

The following tables include non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our business on a stand-alone basis. This information should be considered in addition to, and not as a substitute for, our financial results determined in accordance with U.S. GAAP.

Altisource Asset Management Corporation
Consolidating Statement of Operations
Year ended December 31, 2015
(In thousands)

	Front Yard (GAAP)	NewSource Stand-alone (Non-GAAP)	AAMC Stand-alone (Non-GAAP)	Consolidating Entries	AAMC Consolidated (GAAP)
Revenues:
Rental revenues	$13,233	$—	$—	$—	$13,233
Change in unrealized gain on mortgage loans	88,829	—	—	—	88,829
Net realized gain on mortgage loans	94,493	—	—	—	94,493
Net realized gain on real estate	50,932	—	—	—	50,932
Interest income	611	564	—	(563)	612
Conversion fee	—	—	1,037	(1,037)	—
Base management fee	—	—	14,565	(14,565)	—
Incentive management fee	—	—	7,994	(7,994)	—
Expense reimbursements	—	—	750	(750)	—
Total revenues	248,098	564	24,346	(24,909)	248,099
Expenses:
Salaries and employee benefits	—	—	16,294	—	16,294
Legal and professional fees	6,480	199	6,632	(2,000)	11,311
Residential property operating expenses	66,266	—	—	—	66,266
Real estate depreciation and amortization	7,472	—	—	—	7,472
Selling costs and impairment	72,230	—	—	—	72,230
Mortgage loan servicing costs	62,346	—	—	—	62,346
Interest expense	53,694	—	—	(563)	53,131
General and administrative	6,101	—	2,232	(750)	7,583
Management fees	22,966	630	—	(23,596)	—
Total expenses	297,555	829	25,158	(26,909)	296,633
Other income:
Dividend income	1,518	—	211	(1,729)	—
Other income	2,000	—	—	(2,000)	—
Total other income	3,518	—	211	(3,729)	—
Loss before income taxes	(45,939)	(265)	(601)	(1,729)	(48,534)
Income tax expense	66	—	288	—	354
Net loss	(46,005)	(265)	(889)	(1,729)	(48,888)
Net loss attributable to non-controlling interest in consolidated affiliate	—	—	—	45,598	45,598
Net loss attributable to stockholders	(46,005)	(265)	(889)	43,869	(3,290)
Amortization of preferred stock issuance costs	—	—	(206)	—	(206)
Net loss attributable to common stockholders	(46,005)	(265)	(1,095)	43,869	(3,496)

Primary Driver of Our Operating Results

Our performance in each particular period will be affected by our ability to manage Front Yard’s business and rental portfolio effectively. If there are declines in Front Yard’s performance in either return on invested capital or in growing Front Yard’s rental portfolio and related operating metrics, our fees in each such period would be adversely affected. Conversely, if there are improvements in Front Yard’s performance in either return on invested capital or in growing Front Yard’s rental portfolio and related operating metrics, our fees in each period would be positively affected. Front Yard's operating results historically have been affected by various factors including, but not limited to, the number and performance of Front Yard's SFR properties, its ability to use financing to grow its SFR portfolio, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Front Yard affects our ability to generate management fees, which are our primary source of income.

Under the AMA, we are entitled to a base management fee, a conversion fee and an incentive management fee. The base management fee, which is derived as a percentage of Front Yard’s average invested capital, provides us with quarterly minimum revenues that are meant to cover our employment and other overhead costs and expenses. The conversion fee is based on the number and value of mortgage loans and/or REO properties that Front Yard converts to rental properties for the first time in each period and will fluctuate over time. The incentive management fee is earned only if Front Yard exceeds the current required return threshold on invested capital (as defined in the AMA).

With respect to our incentive management fee, in the event Front Yard’s return on invested capital is below the required hurdle rate in a quarter, a return rate shortfall in incentive management fees is created that is carried forward and added to the next quarter's hurdle for the seven most recent trailing quarters or until the shortfall is reduced by Front Yard's future performance above the hurdle rate. As of December 31, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 55.82% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter. If and when the trailing seven quarter performance of Front Yard allows Front Yard to meet the hurdle return rate for the incentive management fee, AAMC will then earn an incentive management fee for the quarter of 25% of the amount by which Front Yard’s return exceeds the hurdle.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015. Because the results of Front Yard were consolidated into our financial statements for all periods prior to January 1, 2016, the results of operations for periods beginning on or after January 1, 2016 are not comparable to the results of periods prior to January 1, 2016. As such, the disclosures set forth below do not compare the results of operations attributable to Front Yard to those of AAMC, including its wholly owned subsidiaries, from period to period.

We eliminate all intercompany amounts in our consolidated financial statements, which included elimination of management fees paid or owed to us by Front Yard for periods prior to January 1, 2016. However, the effect of such amounts received from Front Yard is still recognized in net income attributable to our stockholders through the adjustment for earnings attributable to non-controlling interest for such prior periods.

We did not recognize any rental revenues, change in unrealized gain on mortgage loans, net realized gain on mortgage loans, net realized gain on mortgage loans held for sale, net realized gain on real estate, residential property operating expenses, real estate depreciation and amortization, selling costs and impairment, mortgage loan servicing costs or interest expense during the year ended December 31, 2017. All amounts recorded in our consolidated financial statements for these captions in 2015 and 2014 are attributable to Front Yard. In addition, the net income attributable to non-controlling interest in consolidated affiliate is no longer applicable for periods beginning on or after January 1, 2016.

Fiscal Year ended December 31, 2017 Compared to Fiscal Year ended December 31, 2016

Management Fees and Expense Reimbursements

Pursuant to the AMA, we earned base management fees from Front Yard of $16.0 million for the year ended December 31, 2017 compared to $17.3 million for the year ended December 31, 2016. The decrease in base management fees is primarily driven by declines in Front Yard's average invested capital as defined in the AMA, partially offset by increases in the base management fee percentage under the AMA due to the increase in the number of Rental Properties in Front Yard's portfolio to more than 4,500 homes, as described in more detail below.

We earned conversion fees of $1.3 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively. We expect the conversion fees we receive to fluctuate dependent upon the number and fair market value of properties converted to Rental Properties for the first time during the quarter. We expect reductions in the amount of conversion fees we receive as Front Yard's portfolios of mortgage loans and REO properties decline.

Because Front Yard has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2% of Front Yard’s invested capital and a potential incentive management fee percentage of 25% of the amount by which Front Yard exceeds its then-required return on invested capital threshold.

We recognized expense reimbursements due from Front Yard of $0.9 million for the year ended December 31, 2017 compared to $0.8 million for the year ended December 31, 2016. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits increased to $19.4 million from $17.4 million for the years ended December 31, 2017 and 2016, respectively. This increase in salaries and benefits is primarily due to increases in our employee headcount, partially offset by decreased share-based compensation expense for awards granted to our employees as awards vested during 2017.

Legal and Professional Fees

Legal and professional fees increased to $2.8 million from $2.2 million for the years ended December 31, 2017 and 2016, respectively. This increase is primarily due to increased legal expenses during 2017 in the City of Cambridge litigation and general corporate activities.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million from $4.8 million for the years ended December 31, 2017 and 2016, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

Dividend Income

Dividends recognized on shares of Front Yard common stock was approximately $1.0 million for each of the years ended December 31, 2017 and 2016. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Fiscal Year ended December 31, 2016 Compared to Fiscal Year ended December 31, 2015

Management Fees and Expense Reimbursements

We recorded total management fees from Front Yard under the AMA of $19.2 million during the year ended December 31, 2016 compared to $23.0 million during the year ended December 31, 2015. The reduction in management fees earned from Front Yard in 2016 was primarily due to the change in fee structure commencing April 1, 2015 upon entering into the AMA and decreases in Front Yard's average invested capital upon which the management fee is calculated.

Our management fees recorded for the year ended December 31, 2016 consisted of $17.3 million of base management fees and $1.8 million of conversion fees. We did not receive any incentive management fees under the AMA during the year ended December 31, 2016. Our management fees recorded from Front Yard during the year ended December 31, 2015 consisted of $13.9 million of base management fees and $1.0 million of conversion fees under the AMA. In addition, although we did not earn incentive management fees in the second, third and fourth quarters of 2015 under the AMA, we did earn $8.0 million in incentive management fees under the previous asset management agreement for the first quarter of 2015.

We recognized expense reimbursements of $0.8 million for the year ended December 31, 2016 related to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the general counsel dedicated to Front Yard that are required to be reimbursed to us under the AMA. We recognized expense reimbursements of $0.8 million for the year ended December 31, 2015 related to expenses reimbursable to us under the previous asset management agreement during the first quarter of 2015.

Prior to January 1, 2016, we eliminated all management fees and expense reimbursements from Front Yard in our consolidated statement of operations.

Rental Revenues

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any rental revenues during the year ended December 31, 2016. Front Yard's rental revenues from its residential rental properties were $13.2 million for the year ended December 31, 2015.

Change in Unrealized Gain on Mortgage Loans

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any change in unrealized gain on mortgage loans during the year ended December 31, 2016. Front Yard's change in unrealized gains on mortgage loans were $88.8 million for the year ended December 31, 2015, which was driven by $91.3 million of unrealized gains upon conversion of mortgage loans to REO, $122.4 million of unrealized gains from the net increase in the fair value of loans and $124.9 million of reclassifications from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans.

Net Realized Gain on Mortgage Loans

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any net realized gain on mortgage loans during the year ended December 31, 2016. Front Yard's net realized gains on mortgage loans was $58.1 million for the year ended December 31, 2015, during which Front Yard resolved or disposed of 824 mortgage loans, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net Realized Gain on Mortgage Loans Held for Sale

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any net realized gain on mortgage loans held for sale during the year ended December 31, 2016. Front Yard recognized $36.4 million of net realized gains on mortgage loans held for sale during the year ended December 31, 2015, primarily due to Front Yard's sale of 772 mortgage loans held for sale during the fourth quarter of 2015.

Net Realized Gain on Real Estate

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any net realized gain on real estate during the year ended December 31, 2016. Front Yard's net realized gains on real estate were $50.9 million for the year ended December 31, 2015, during which Front Yard disposed of 1,321 residential properties.

Interest Income

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any interest income during the year ended December 31, 2016 other than nominal interest on bank balances. Front Yard accreted $0.6 million of interest income on its re-performing loans acquired in June 2014 during the year ended December 31, 2015.

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

Legal and Professional Fees

Legal and professional fees were $2.2 million and $6.8 million during the years ended December 31, 2016 and 2015, respectively. The 2015 legal and professional fees exclude amounts attributable to Front Yard since we no longer consolidate Front Yard into our financial statements. This decrease is primarily due to a significant reduction in litigation expenses from those incurred during 2015 related to ongoing motion practice in a litigation matter. In addition, during 2015, we had reimbursed Front Yard on a one-time basis an aggregate of $2.0 million of legal and professional fees associated with the negotiation of the AMA pursuant to a cost-sharing agreement. Front Yard recorded $2.0 million of corresponding other income during the same period of 2015. Both the $2.0 million expense recorded by us and the $2.0 million other income recorded by Front Yard were eliminated on consolidation as of December 31, 2015.

In addition to the above, legal and professional fees of $6.5 million were attributable to Front Yard for the year ended December 31, 2015, which includes legal and professional fees related to litigation-based expenses and to the negotiation of the AMA during the first quarter of 2015.

Residential Property Operating Expenses

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any residential property operating expenses during the year ended December 31, 2016. Front Yard incurred $66.3 million of residential property operating expenses during the year ended December 31, 2015 related to its 6,516 REO properties at December 31, 2015.

Real Estate Depreciation and Amortization

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any real estate depreciation and amortization during the year ended December 31, 2016. Front Yard incurred $7.5 million of real estate depreciation and amortization during the year ended December 31, 2015.

Selling Costs and Impairment

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any selling costs and impairment during the year ended December 31, 2016. Front Yard's selling costs of REO held for sale were $33.6 million for the year ended December 31, 2015. Front Yard also recognized $2.1 million in mortgage loan selling costs for the year ended December 31, 2015. Lastly, Front Yard recognized $36.5 million of REO valuation impairment for the year ended December 31, 2015.

Mortgage Loan Servicing Costs

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any mortgage loan servicing costs during the year ended December 31, 2016. Front Yard incurred $62.3 million of mortgage loan servicing costs primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2015.

Interest Expense

Due to our deconsolidation of Front Yard effective January 1, 2016, we did not recognize any interest expense during the year ended December 31, 2016. Front Yard incurred $53.7 million of interest expense for the year ended December 31, 2015 related to borrowings under its repurchase and loan facilities (including amortization of deferred financing costs).

General and Administrative Expenses

General and administrative expenses, excluding amounts attributable to Front Yard for 2015, were $4.8 million and $2.2 million for the year ended December 31, 2016 and 2015, respectively. The increase was primarily due to the higher fair value of non-employee share-based compensation awards.

In addition, general and administrative expenses of $6.1 million were attributable to Front Yard for the year ended December 31, 2015.

Dividend Income

During the year ended December 31, 2016, we recognized $1.0 million of dividends from Front Yard common stock compared to $0.2 million for the year ended December 31, 2015. This increase was primarily due to our increased holdings of Front Yard's common stock during 2016. Prior to January 1, 2016, we eliminated all dividends we recognized on our holdings of Front Yard common stock in our consolidated statement of operations.

Other Income

We recognized $0.1 million in other income for the year ended December 31, 2016, which represented a payment received by us in relation to a shareholder action. Other income for the year ended December 31, 2015 related primarily to Front Yard's receipt of dividends on its NewSource preferred stock and its receipt of payment from us related to the cost-sharing agreement for costs to negotiate the AMA, all of which was eliminated upon consolidation.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $33.3 million compared to $40.6 million as of December 31, 2016. The reduction in the cash and cash equivalents in 2017 was primarily due to the use of cash to repurchase stock under our Board-approved repurchase plan or for tax withholdings on restricted stock vestings during the year, payments of employee compensation and general corporate expenses. At December 31, 2017, we also held $19.3 million in Front Yard common stock. We believe the cash and cash equivalents at December 31, 2017 is sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our only ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At December 31, 2017, a total of $265.5 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net cash provided by (used in) operating activities	$365	$(192)	$(183,237)
Net cash (used in) provided by investing activities (1)	(1,841)	(152,856)	466,941
Net cash used in financing activities	(5,759)	(11,478)	(208,658)
Total cash flows	$(7,235)	$(164,526)	$75,046
_______________

(1)
Upon deconsolidation of Front Yard effective January 1, 2016, we recognized a reduction in cash, cash equivalents and restricted cash of $137.3 million, which represented the cash, cash equivalents and restricted cash attributable to Front Yard within our consolidated balance sheet as of December 31, 2015.

Net cash provided by operating activities for the year ended December 31, 2017 by us consisted primarily of management fee revenues, partially offset salaries and employee benefits, legal and professional fees and general and administrative expenses.
Net cash used in operating activities for the year ended December 31, 2016 by us consisted primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, the refund of 2015 amounts due to Front Yard under the previous asset management agreement and an increase in receivables from Front Yard for management fees, which was substantially offset by management fees earned during 2016. Net cash used in operating activities for the years ended December 31, 2015 by Front Yard and us consisted primarily of residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, legal and professional fees and salaries and employee benefits. The management fees earned by AAMC and paid by Front Yard in 2015 were eliminated in such periods due to the consolidation of Front Yard into AAMC’s financial statements for that period.

Net cash used in investing activities for the year ended December 31, 2017 by us consisted of investments in short-term investments and property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2016 by us consisted primarily of our purchases of the common stock of Front Yard and a reduction of reported cash due to the deconsolidation of Front Yard. Net cash provided by investing activities for the year ended December 31, 2015 to Front Yard and us consisted primarily of Front Yard's mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties.

Net cash used in financing activities for the years ended December 31, 2017 and 2016 by us consisted primarily of repurchases of our common stock. Net cash used in financing activities for the year ended December 31, 2015 by Front Yard and us consisted primarily of payments for share repurchases of Front Yard's and our common stock under the respective share repurchase programs, payment of dividends by Front Yard and net repayments of Front Yard's borrowings.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017 or 2016.

Contractual Obligations

On April 16, 2015, we entered into a lease with respect to approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820. The lease has an initial term of five years from the date the premises are first occupied, and we have an option to extend the lease for an additional five-year term. The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. Initially, the landlord was required to make renovations and build offices in the premises under the lease. During the renovation period, the landlord provided us with approximately 4,000 square feet of temporary space. During July 2017, the renovations were completed, and we occupied the office space effective July 24, 2017, which is the commencement date of the initial five-year term of the lease.

In addition, we entered into a lease of approximately 5,700 square feet of office space in Bangalore, India for the employees of our India subsidiary. The lease, which was executed on October 16, 2015, has an initial term of five years and requires monthly payments of 291,159 Indian rupees (approximately $4,500 United States dollars) per month beginning December 16, 2015.

The following table presents our contractual obligations for the periods indicated ($ in thousands):

		Amounts Due during the Years ending December 31,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Operating leases (1)	$709	$175	$347	$187	$—
	$709	$175	$347	$187	$—
_______________

(1)	Lease denominated in Indian rupees estimated at the exchange rate as of December 31, 2017.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2017 or 2016.

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

For all temporary differences, we have considered the potential future sources of taxable income against which they may be realized. In so doing, we have taken into account temporary differences that we expect to reverse in future years and those where it is unlikely. Where it is more likely than not that there will not be potential future taxable income to offset a temporary difference, a valuation allowance has been recorded.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are currently exposed to is market risk related to our investment in Front Yard's common stock.

Investment Risk Relating to Front Yard's Common Stock

We have purchased an aggregate of 1,624,465 shares of Front Yard common stock in open market transactions, and we may purchase additional shares of Front Yard common stock from time to time. If additional purchases are commenced, any such purchases of Front Yard common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the AMA, Front Yard has the flexibility to pay up to 25% of our incentive management fees in shares of Front Yard common stock. Should Front Yard make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pursuant to the approval of the Audit Committee of the Board of Directors (the “Audit Committee”), on May 19, 2017, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, and engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. The decision to dismiss Deloitte and engage EY was made as a result of a competitive bidding process to determine the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017.

Deloitte's reports on the consolidated financial statements of the Company as of and for year ended December 31, 2016 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal year ended December 31, 2016 and the subsequent interim period from January 1, 2017 through May 19, 2017, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports. There were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during the interim period from January 1, 2017 through May 19, 2017.

During the Company’s fiscal year ended December 31, 2016, there was one “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, which are described below.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q/A for the three months ended June 30, 2016, the Company had concluded that its disclosure controls and procedures as of June 30, 2016 were not effective at the reasonable assurance level. This conclusion was based solely on a material weakness in the Company’s internal control over financial reporting relating to the operation of its review procedures for the consolidated financial statements and footnotes, which resulted in an error in the disclosure of loss per share of common stock for the three and six months ended June 30, 2016. Although the Company had correctly reported the net loss attributable to stockholders and weighted average common stock outstanding for the period ended June 30, 2016, an error was identified in the loss per share of common stock for the three and six months ended June 30, 2016, causing the Company to amend the Form 10-Q to correct the error. This material weakness was fully remediated by the Company as of December 31, 2016.

The Audit Committee has discussed the subject matter of the foregoing material weakness with Deloitte, and the Company has authorized Deloitte to respond fully to the inquiries of EY concerning this matter.

During the fiscal year ended December 31, 2016 and the subsequent interim period through May 19, 2017, neither the Company nor anyone on its behalf consulted with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on Internal Control over Financial Reporting
We have audited Altisource Asset Management Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altisource Asset Management Corporation (the Company) management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Altisource Asset Management Corporation as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for year then ended, and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2018

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2017. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.1
Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.2
Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.3
Commercial Lease, dated April 16, 2015 by and between St. Croix Financial Center, Inc. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 22, 2015).

10.4†
Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2017).

10.5†
Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 5, 2017).

21*	Schedule of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	March 1, 2018	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	March 1, 2018	By:	/s/	Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ George G. Ellison	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
George G. Ellison
/s/ Ricardo C. Byrd	Director	March 1, 2018
Ricardo C. Byrd
/s/ Dale Kurland	Director	March 1, 2018
Dale Kurland
/s/ Nathaniel Redleaf	Director	March 1, 2018
Nathaniel Redleaf
/s/ John P. de Jongh, Jr.	Director	March 1, 2018
John P. de Jongh, Jr.
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Robin N. Lowe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Altisource Asset Management Corporation (the Company) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.
Atlanta, Georgia
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the accompanying consolidated balance sheet of Altisource Asset Management Corporation and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of Altisource Asset Management Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue through its asset management agreement with Front Yard Residential Corporation, a related party (formerly Altisource Residential Corporation). Additionally, as discussed in Notes 1 and 5, the Company is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation (related parties through January 16, 2015).

As discussed in Note 1 to the consolidated financial statements, the accompanying 2016 and 2015 consolidated financial statements have been retrospectively adjusted for the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2017 (March 1, 2018 as to the effects of the adjustment to retrospectively apply the change in accounting described in Note 1)

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$33,349	$40,584
Short-term investments	625	—
Available-for-sale securities (Front Yard common stock)	19,266	17,934
Receivable from Front Yard	4,151	5,266
Prepaid expenses and other assets	1,022	1,964
Total current assets	58,413	65,748
Other non-current assets	1,974	—
Total assets	$60,387	$65,748

Current liabilities:
Accrued salaries and employee benefits	$5,651	$4,100
Accounts payable and accrued liabilities	2,085	4,587
Total liabilities	7,736	8,687

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Series A preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2017 and 2016; redemption value $250,000	249,546	249,340

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,815,122 and 1,599,210 shares issued and outstanding, respectively, as of December 31, 2017 and 2,637,629 and 1,513,912 shares issued and outstanding, respectively, as of December 31, 2016	28	26
Additional paid-in capital	37,765	30,696
Retained earnings	38,970	46,145
Accumulated other comprehensive loss	(1,330)	(2,662)
Treasury stock, at cost, 1,215,912 and 1,123,717 shares as of December 31, 2017 and 2016, respectively	(272,328)	(266,484)
Total stockholders' deficit	(196,895)	(192,279)
Total liabilities and equity	$60,387	$65,748

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Revenues:
Management fees from Front Yard	$16,010	$17,334	$—
Conversion fees from Front Yard	1,291	1,841	—
Expense reimbursements from Front Yard	859	816	—
Rental revenues	—	—	13,233
Change in unrealized gain on mortgage loans	—	—	88,829
Net realized gain on sales of mortgage loans	—	—	94,493
Net realized gain on sales of real estate	—	—	50,932
Interest income	—	—	612
Total revenues	18,160	19,991	248,099
Expenses:
Salaries and employee benefits	19,393	17,369	16,294
Legal and professional fees	2,794	2,173	11,311
Residential property operating expenses	—	—	66,266
Real estate depreciation and amortization	—	—	7,472
Selling costs and impairment	—	—	72,230
Mortgage loan servicing costs	—	—	62,346
Interest expense	—	—	53,131
General and administrative	3,320	4,772	7,583
Total expenses	25,507	24,314	296,633
Other income:
Dividend income on Front Yard common stock	975	1,023	—
Other income	111	71	—
Total other income	1,086	1,094	—
Loss before income taxes	(6,261)	(3,229)	(48,534)
Income tax expense	708	1,706	354
Net loss	(6,969)	(4,935)	(48,888)
Net loss attributable to non-controlling interest in consolidated affiliate	—	—	45,598
Net loss attributable to stockholders	(6,969)	(4,935)	(3,290)
Amortization of preferred stock issuance costs	(206)	(207)	(206)
Net loss attributable to common stockholders	$(7,175)	$(5,142)	$(3,496)

Loss per share of common stock – basic:
Loss per basic share	$(4.57)	$(2.93)	$(1.59)
Weighted average common stock outstanding – basic	1,570,428	1,752,302	2,202,815

Loss per share of common stock – diluted:
Loss per diluted share	$(4.57)	$(2.93)	$(1.59)
Weighted average common stock outstanding – diluted	1,570,428	1,752,302	2,202,815

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net loss attributable to stockholders	$(6,969)	$(4,935)	$(3,290)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities (Front Yard common stock)	1,332	(1,681)	—
Total other comprehensive income (loss)	1,332	(1,681)	—
Comprehensive loss	$(5,637)	$(6,616)	$(3,290)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest in Consolidated Affiliate	Total Equity (Deficit)
	Number of Shares	Amount
December 31, 2014	2,452,101	$25	$14,152	$54,174	$—	$(245,468)	$1,326,911	$1,149,794
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	104,727	1	72	—	—	—	—	73
Treasury shares repurchased	—	—	—	—	—	(9,516)	—	(9,516)
Capital contribution from non-controlling interest	—	—	—	—	—	—	111	111
Distribution from non-controlling interest	—	—	—	—	—	—	(103,649)	(103,649)
Repurchase of non-controlling interest in subsidiaries by affiliate	—	—	—	—	—	—	(24,983)	(24,983)
Acquisition of non-controlling interest in affiliate	—	—	2,330	—	—	—	(7,337)	(5,007)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	—	(206)
Share-based compensation	—	—	6,865	—	—	—	184	7,049
Net loss	—	—	—	(3,290)	—	—	(45,598)	(48,888)
December 31, 2015	2,556,828	26	23,419	50,678	—	(254,984)	1,145,639	964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	80,801	—	22	—	—	—	—	22
Treasury shares repurchased	—	—	—	—	—	(11,500)	—	(11,500)
Amortization of preferred stock issuance costs	—	—	—	(207)	—	—	—	(207)
Share-based compensation	—	—	9,585	—	—	—	—	9,585
Change in unrealized loss on available-for-sale securities (Front Yard common stock)	—	—	—	—	(1,681)	—	—	(1,681)
Net loss	—	—	—	(4,935)	—	—	—	(4,935)
December 31, 2016	2,637,629	26	30,696	46,145	(2,662)	(266,484)	—	(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	177,493	2	83	—	—	—	—	85
Treasury shares repurchased	—	—	—	—	—	(5,844)	—	(5,844)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	—	(206)
Share-based compensation	—	—	6,986	—	—	—	—	6,986
Change in unrealized loss on available-for-sale securities (Front Yard common stock)	—	—	—	—	1,332	—	—	1,332
Net loss	—	—	—	(6,969)	—	—	—	(6,969)
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$—	$(196,895)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Operating activities:
Net loss attributable to stockholders	$(6,969)	$(4,935)	$(48,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	—	—	(88,829)
Net realized gain on sales of mortgage loans	—	—	(94,493)
Net realized gain on sales of real estate	—	—	(50,932)
Depreciation and amortization	302	—	7,472
Selling costs and impairment	—	—	72,230
Accretion of interest on re-performing mortgage loans	—	—	(551)
Share-based compensation	6,986	9,585	6,865
Amortization of deferred financing costs	—	—	7,348
Loss on retirement of leasehold improvements	—	—	212
Changes in operating assets and liabilities:
Accounts receivable, net	—	123	(21,919)
Related party receivables	1,115	(5,266)	17,491
Prepaid expenses and other assets	942	68	(1,023)
Deferred leasing costs	—	—	(88)
Other non-current assets	(1,060)	—	—
Accrued salaries and employee benefits	1,551	94	2,754
Accounts payable and accrued liabilities	(2,502)	2,319	15,283
Related party payables	—	(2,180)	(6,169)
Net cash provided by (used in) operating activities	365	(192)	(183,237)
Investing activities:
Decrease in cash, cash equivalents and restricted cash due to deconsolidation of Front Yard (Note 1)	—	(137,268)	—
Purchases of Front Yard common stock	—	(15,588)	—
Investment in short-term investments	(625)	—	—
Investment in property, plant and equipment	(1,216)	—	—
Investment in real estate	—	—	(119,977)
Investment in renovations	—	—	(27,410)
Investment in affiliate	—	—	(5,007)
Real estate tax advances	—	—	(29,862)
Mortgage loan dispositions	—	—	468,111
Mortgage loan payments	—	—	26,206
Disposition of real estate	—	—	154,880
Net cash (used in) provided by investing activities	(1,841)	(152,856)	466,941

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Financing activities:
Issuance of common stock, including stock option exercises	650	593	833
Repurchase of common stock	(5,844)	(11,500)	(9,516)
Payment of tax withholdings on exercise of stock options	(565)	(571)	(760)
Capital contribution from non-controlling interest	—	—	111
Distribution to non-controlling interest	—	—	(98,123)
Repurchase of non-controlling interest in subsidiaries by affiliate	—	—	(24,983)
Proceeds from issuance of other secured borrowings	—	—	220,931
Repayments of other secured borrowings	—	—	(39,832)
Proceeds from repurchase and loan agreements	—	—	347,077
Repayments of repurchase and loan agreements	—	—	(594,564)
Payment of deferred financing costs	—	—	(9,832)
Net cash used in financing activities	(5,759)	(11,478)	(208,658)
Net change in cash, cash equivalents and restricted cash	(7,235)	(164,526)	75,046
Cash, cash equivalents and restricted cash, beginning of the period	40,584	205,110	130,064
Cash, cash equivalents and restricted cash, end of the period	$33,349	$40,584	$205,110

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$46,559
Income taxes paid	820	132	265
Transfer of mortgage loans to real estate owned, net	—	—	470,221
Change in accrued capital expenditures	—	—	(1,388)
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	—	—	(592)
Changes in receivables from real estate owned dispositions	—	—	15,252
Unpaid distribution to non-controlling interest	—	—	5,526
Decrease in noncontrolling interest due to deconsolidation of Front Yard (Note 1)	—	(1,145,639)	—
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of Front Yard (Note 1)	—	(1,265,968)	—
Decrease in real estate assets and mortgage loans due to deconsolidation of Front Yard (Note 1)	—	2,264,296	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2017

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. We have also been a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client currently is Front Yard Residential Corporation, formerly Altisource Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our standalone revenue for all periods presented was generated through our asset management agreement with Front Yard.

On March 31, 2015, we entered into a new asset management agreement with Front Yard (the “AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 5 for additional details of the AMA.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

Front Yard has property management contracts with two separate third-party service providers to provide to Front Yard, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of its SFR and REO portfolios. Also, Front Yard also has servicing agreements with two separate mortgage servicers for the remaining mortgage loans in its portfolio. If the service providers under these agreements are unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Front Yard and us.

Altisource Portfolio Solutions S.A. (“ASPS”), one of Front Yard's property management service providers, Ocwen Financial Corporation (“Ocwen”), a former mortgage servicer, were related parties until January 16, 2015 (see Note 5).

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

Effective January 1, 2016, the accompanying consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under Accounting Standards Codification (“ASC”) 810, as amended by Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. With the adoption of the ASU 2015-02 effective January 1, 2016, we no longer consolidate Front Yard as a VIE, and we currently do not have any other potential VIEs.

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

Deconsolidation of Front Yard

Effective January 1, 2016, we adopted the provisions of ASU 2015-02, and we performed an analysis of our relationship with Front Yard pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Front Yard is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Front Yard is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Front Yard. We applied ASU 2015-02 using the modified retrospective approach, which resulted in a cumulative-effect adjustment to equity on January 1, 2016. As a result, periods prior to January 1, 2016 were not impacted. The adoption effectively removed those balances previously disclosed that related to Front Yard from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in Front Yard as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist of management fees and expense reimbursements received from Front Yard under the AMA, and our consolidated expenses consist of salaries and employee benefits, legal and professional fees and general and administrative expenses.

Preferred stock

Issuance of Series A convertible preferred stock in 2014 private placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Preferred Stock”). All of the outstanding shares of Series A Preferred Stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of Series A Preferred Stock may potentially cause us to redeem all the shares of Series A Preferred Stock held by such holder at a redemption price equal to $1,000 per share from funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of Series A Preferred Stock will not be entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange rate of 0.8 shares of common stock for each share of Series A Preferred Stock), subject to certain anti-dilution adjustments.

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

Issuance of preferred stock under the 2016 Employee Preferred Stock Plan

On May 26, 2016, the 2016 Employee Preferred Stock Plan (the “Employee Preferred Stock Plan”) was approved by our stockholders. Pursuant to the Employee Preferred Stock Plan, the Company may grant one or more series of non-voting preferred stock, par value $0.01 per share, in the Company to induce certain employees to become employed and remain employees of the Company in the USVI, and any of its future USVI subsidiaries, to encourage ownership of shares in the Company by such USVI employees and to provide additional incentives for such employees to promote the success of the Company’s business.

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

On January 5, 2017, the Company issued an aggregate of 900 shares of preferred stock to its USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason; therefore, at December 31, 2017, we included $9,000 related to these shares within accounts payable and accrued liabilities in our consolidated balance sheet.

In February 2018, our Board of Directors declared and paid an aggregate of $0.9 million of dividends on the preferred stock issued under the Employee Preferred Stock Plan. In March 2017, our Board of Directors declared and paid an aggregate of $0.6 million of dividends on the preferred stock issued under the Employee Preferred Stock Plan. Such dividends are included in salaries and employee benefits in our consolidated statement of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU 2017-01 effective January 1, 2017. This adoption had no significant effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. As a result of this adoption, the Company has retrospectively included $20.6 million of cash flows related to the decrease in restricted cash upon the deconsolidation of Front Yard in its investing activities on the cash flow statement for the year ended December 31, 2016. In addition, the Company has retrospectively reclassified $7.3 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the year ended December 31, 2015. Restricted cash balances were attributable to Front Yard and included amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to Front Yard's repurchase and loan agreements and other secured borrowings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This ASU became effective for interim and annual reporting periods beginning after December 15, 2016. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon our adoption of ASU 2016-01, we expect to recognize a cumulative-effect adjustment to our balance sheet to reclassify our accumulated other comprehensive loss of $1.3 million to retained earnings, and we will thereafter record changes in the fair value of our available-for-sale securities through profit and loss.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We have substantively completed our analysis of the impact of this standard. Due to the nature of the management fees we earn under the AMA, we do not expect this amendment to have a significant effect on our consolidated financial statements. We anticipate applying this amendment using the modified retrospective method.

2. Summary of Significant Accounting Policies

Available-for-sale securities

The securities we hold consist solely of the common stock of Front Yard. These securities are classified as available for sale and are reported at fair value. We adjust our investment in Front Yard common stock to fair value based on unadjusted quoted market prices in active markets. Changes in the fair value are recorded in accumulated other comprehensive income (loss) as changes in unrealized gain (loss) on available-for-sale securities. Our ability to sell these securities, or the price ultimately realized for these securities, depends upon the demand in the market and potential restrictions on the timing at which we may be able to sell the Front Yard common stock when desired.

Cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the year ended December 31, 2017.

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

Earnings per share

Basic earnings per share is computed by dividing net income or loss attributable to stockholders, less amortization of preferred stock issuance costs, by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss attributable to stockholders by the weighted average common stock outstanding for the period plus the dilutive effect of (i) stock options and restricted stock outstanding using the treasury stock method and (ii) Series A Preferred Stock using the if-converted method. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating.

Fees under the asset management agreement

In accordance with the asset management agreement, we receive compensation from Front Yard, a related party, on a quarterly basis for our efforts in the management of Front Yard's business. We recognize these fees in the fiscal quarter in which they are earned by us. Refer to Note 5 for details of the fee structure under the asset management agreement. Prior to our deconsolidation of Front Yard effective January 1, 2016, our revenue and Front Yard's corresponding expense related to these fees were eliminated in consolidation.

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

For all temporary differences, we have considered the potential future sources of taxable income against which they may be realized. In so doing, we have taken into account temporary differences that we expect to reverse in future years and those where it is unlikely. Where it is more likely than not that there will not be potential future taxable income to offset a temporary difference, a valuation allowance has been recorded.

Other non-current assets

Other non-current assets includes leasehold improvements; furniture, fixtures and equipment; deferred tax assets and miscellaneous intangibles assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

Share-based compensation

For restricted stock granted to our directors and employees, we amortize the grant date fair value as expense on a straight-line basis over the service period with an offsetting increase in shareholders' equity. The grant date fair value of awards with only service-based vesting conditions is determined based upon the share price on the grant date. The grant date fair value of awards with both service-based and market-based vesting conditions is calculated using a Monte Carlo simulation.

For restricted stock grants to non-employees, the fair value was based on the share price when the shares vest, which required the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award had vested.

Forfeitures of share-based awards are recognized as they occur.

Short-term investments

Short-term investments include certificates of deposit with original maturities greater than three months and remaining maturities less than one year.

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

Accounting policies related to Front Yard

The following significant accounting policies are applicable only to the accounts of Front Yard that we consolidated prior to January 1, 2016. These accounting policies are no longer applicable to our consolidated financial statements as of January 1, 2016.

Mortgage loans, at fair value

Front Yard accounted for its mortgage loans at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings in order to timely reflect the results of Front Yard’s investment performance. The fair value of each loan was adjusted in each subsequent reporting period as the loan proceeded to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approached resolution, the resolution timeline for that loan decreased, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The increase in the value of the loan was recognized in change in unrealized gain on mortgage loans in Front Yard’s consolidated statements of operations.

Front Yard also recognized unrealized gains and losses in the fair value of the loans in each reporting period when its mortgage loans were transferred to real estate owned. The transfer to real estate owned occurred when Front Yard obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned was estimated using broker price opinions (“BPOs”).

Our capital markets group determined the fair value of mortgage loans monthly and developed procedures and controls governing the valuation process relating to these assets. The capital markets group reported to Front Yard’s Investment Committee, which was a committee of Front Yard’s Chairman, its Chief Executive Officer and its Chief Financial Officer that oversaw and approved the valuations. The capital markets group also monitored the valuation model for performance against actual results, which was reported to the Investment Committee and used to continuously improve the model.

Real estate depreciation and amortization

The cost basis of Front Yard's residential rental properties was depreciated using the straight-line method over an estimated useful life of three years to 27.5 years based on the nature of the components. Lease intangibles were amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases. Expenditures directly related to successful leasing efforts, such as lease commissions, were capitalized and subsequently amortized on a straight-line basis over the lease term of the respective leases, which generally were from one to two years.

Real estate impairment

We performed an impairment analysis of Front Yard's real estate assets if events or changes in circumstances indicated that the carrying value may have been impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than the carrying amount. This analysis was performed at the property level using estimated cash flows. These cash flows were estimated based on a number of assumptions that were subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. If the carrying amount of a property exceeded the sum of its undiscounted future operating and residual cash flows, an impairment loss was recorded for excess of the carrying amount over the estimated fair value (in the case of rental residential properties and REO properties) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

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

Rents receivable and deferred rents receivable were reduced by an allowance for amounts that became uncollectible. We regularly evaluated the adequacy of Front Yard's allowance for doubtful accounts. The evaluation took into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable were written-off when Front Yard deemed that the amounts were uncollectible.

Restricted cash

Restricted cash represented cash deposits that were legally restricted or held by third parties on Front Yard’s behalf, such as escrows and reserves for debt service established pursuant to certain of Front Yard's repurchase and loan agreements.

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy as of December 31, 2017 and 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2017
Recurring basis (assets)
Available-for-sale securities: Front Yard common stock	$19,266	$19,266	$—	$—

December 31, 2016
Recurring basis (assets)
Available-for-sale securities: Front Yard common stock	$17,934	$17,934	$—	$—

We did not transfer any assets from one level to another level during the years ended December 31, 2017 or 2016.

The carrying values of our cash and cash equivalents, short-term investments, accounts receivable, related party receivables and accounts payable and other accrued liabilities are equal to or approximate fair value. The fair value of our available-for-sale securities is based on unadjusted quoted market prices from active markets.

As of December 31, 2017 and 2016, we held 1,624,465 shares of Front Yard's common stock, representing approximately 3.0% of Front Yard's then-outstanding common stock, which is included as available-for-sale securities in our consolidated balance sheet. All of our shares of Front Yard's common stock were acquired in open market transactions.

We recorded dividends on Front Yard's common stock of $1.0 million, $1.0 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2015, we eliminated our dividends from Front Yard common stock upon consolidation (see Note 1).

The following table presents the cost and fair value of our available-for-sale securities as of December 31, 2017 ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Available-for-sale securities: Front Yard common stock	$20,596	$—	$1,330	$19,266

December 31, 2016
Available-for-sale securities: Front Yard common stock	$20,596	$—	$2,662	$17,934

During the year ended December 31, 2016 and 2015, we acquired 1,300,000 and 324,465 shares, respectively, of Front Yard's common stock in open market transactions at a weighted average purchase price of $11.97 and $15.41 per share, respectively.

4. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2017 or which settled during 2017:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al.
On January 16, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action names as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleges that the defendants violated federal securities laws by failing to disclose material information to AAMC shareholders concerning alleged conflicts of interest held by Mr. Erbey with respect to AAMC’s relationship and transactions with Front Yard, Altisource Portfolio Solutions S.A., Home Loan Servicing Solutions, Ltd., Southwest Business Corporation, NewSource Reinsurance Company and Ocwen, including allegations that the defendants failed to disclose (i) the nature of relationships between Mr. Erbey, AAMC and those entities; and (ii) that the transactions were the result of an allegedly unfair process from which Mr. Erbey failed to recuse himself. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses. AAMC and Mr. Erbey are the only defendants who have been served with the complaint.

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

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter. On September 18, 2017, Appellant filed its appeal brief, and briefing on the appeal motion was completed on November 15, 2017.

We believe the amended complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Kanga v. Altisource Asset Management Corporation, et al.
On March 12, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Front Yard and AAMC.

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

Operating leases

We lease office space under various operating leases. The future minimum payments under non-cancelable leases we are obligated to make as of December 31, 2017 are as follows ($ in thousands):

2018	$175
2019	175
2020	172
2021	120
2022 and thereafter	67
$709

5. Related-party Transactions

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of ASPS and Chairman of Front Yard. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of us, ASPS and Front Yard and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and ASPS were no longer considered related parties of Front Yard or AAMC as defined by ASC Topic 850, Related Party Disclosures. Transactions under our agreements with Ocwen and ASPS for the period January 1, 2015 through January 16, 2015 were not material to our consolidated results of operations.

Asset management agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the Property Managers' renovation, leasing and property management of Front Yard's SFR properties; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. Our management also has significant corporate governance experience that enables us to manage Front Yard's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of a SFR business or (c) any other activity in which Front Yard engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Front Yard's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

On March 31, 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

•
Base Management Fee. We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard's average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of average invested capital while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while it has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties; and

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of the market value of assets converted into leased single-family homes by Front Yard for the first time during the quarter.

Because Front Yard has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of Front Yard’s invested capital and a potential incentive management fee percentage of 25% of the amount by which Front Yard exceeds its then-required return on invested capital threshold.

Front Yard has the flexibility to pay up to 25% of the incentive management fee to us in shares of its common stock.

Under the AMA, Front Yard reimburses us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

The AMA requires that we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Front Yard achieving an average annual return on invested capital of at least 7.0%. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Front Yard “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Front Yard for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) Front Yard in connection with certain change of control events.

Under the previous asset management agreement, Front Yard paid us a quarterly incentive management fee based on its cash available for distribution to its stockholders. Front Yard distributed any quarterly distribution to its stockholders after the application of the incentive management fee payable to us. Front Yard was required to reimburse us on a monthly basis for the (i) direct and indirect expenses we incurred or payments we made on Front Yard’s behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all of our employees and staff and (ii) all other reasonable operating and overhead expenses we incurred related to the asset management services we provided to Front Yard.

If the AMA were terminated by Front Yard, our financial position and future prospects for revenues and growth would be materially and adversely affected.

Summary of related-party transactions

The following table presents our significant transactions with Front Yard, which is a related party, for the periods indicated ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Base management fees (1)	$16,010	$17,334	$13,935
Conversion fees (1)	1,291	1,841	1,037
Expense reimbursements (1)	859	816	750
Incentive management fees (1)	—	—	7,994
Professional fee sharing for negotiation of the AMA (1)	—	—	2,000
_______________

(1)	Prior to January 1, 2016, we eliminated these transactions upon consolidation (see Note 1).

No incentive management fee under the AMA has been earned by us because Front Yard's return on invested capital (as defined in the AMA) for the seven quarters covered by the AMA was below the required hurdle rate. Under the AMA, to the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. As of December 31, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 55.82% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

On September 30, 2014, pursuant to a master repurchase agreement, a subsidiary of Front Yard sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, such subsidiary completed its repurchase of the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield.

6. Incentive Compensation and Share-based Payments

Long-term incentive compensation

Our officers and employees participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Our officers generally have a target annual non-equity incentive payment percentage that ranges from 50% to 100% of base salary. The officer's actual incentive payment for the year is determined by (i) the Company's performance versus the objectives established in the corporate scorecard (80%) and (ii) a performance appraisal (20%).

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

December 31, 2017
Stock options outstanding	29,450
Possible future issuances under equity incentive plan	81,862
111,312

As of December 31, 2017, we had 2,184,878 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2014	239,060	$1.10
Exercised	(54,261)	1.35
Forfeited or canceled	(3,097)	4.14
December 31, 2015	181,702	0.98
Exercised	(39,396)	0.80
Forfeited or canceled	(939)	3.67
December 31, 2016	141,367	1.01
Exercised	(111,917)	0.75
December 31, 2017	29,450	$2.01

As of December 31, 2017, we had 29,450 outstanding options, all of which were exercisable, with a weighted average exercise price of $2.01, weighted average remaining life of 2.3 years and intrinsic value of $2.3 million. Of these options, none had an exercise price higher than the market price of our common stock as of December 31, 2017.

Restricted stock

During the years ended December 31, 2017, we granted 20,205 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $78.58 under the 2012 Plan. During the year ended December 31, 2016, we granted no shares of restricted stock to members of management.

Restricted stock granted in 2017 vests in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture.

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

We granted shares of restricted stock to employees of ASPS under the 2012 Plan and 2012 Special Plan related to our separation from ASPS. We included no share-based compensation in our consolidated financial statements for the portion of these grants made to ASPS employees. These shares of restricted stock became fully vested and were issued during 2017.

As part of the separation, we granted restricted stock to an employee of Ocwen. We calculated the fair value of non-employee restricted stock using a Monte Carlo simulation until each market hurdle was met. Subsequent to the market hurdle being met, we calculated the fair value of non-employee restricted stock based on the market value of shares quoted on the NYSE. The fair value was re-measured each accounting period with amortization of the resulting expense over the vesting period. These instruments qualified for equity classification. These shares of restricted stock became fully vested and were issued during 2017.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2017 and 2016, we granted 2,001 and 11,119 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $89.93 and $19.31, respectively.

We recorded $7.0 million and $9.6 million of compensation expense related to these grants for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, we had $4.5 million and $9.6 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.2 years and 1.5 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2014	175,489	$90.51
Granted	53,531	174.34
Vested (1)	(51,305)	11.53
Forfeited or canceled	(23,389)	6.65
December 31, 2015	154,326	158.84
Granted	11,119	19.31
Vested (1)	(40,566)	13.34
December 31, 2016	124,879	193.17
Granted	22,206	79.60
Vested (1)	(65,576)	79.45
December 31, 2017	81,509	$253.72
_____________

(1)	The vesting date fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $5.1 million, $0.6 million and $11.6 million, respectively.

Restricted stock granted with market-based vesting conditions

We calculate the grant date fair value of restricted stock subject to market-based vesting conditions using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of restricted stock granted was determined using the following assumptions, weighted by number of shares:

Year ended December 31, 2015
Risk free interest rate (1)	2.89% to 3.27%
Common stock dividend yield (2)	0%
Expected volatility (3)	92.04% to 96.46%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted stock grants.

(2)	At the date of grant, we had no history of dividend payments.

(3)	Based on the historical volatility of comparable companies, adjusted for our expected additional cash flow volatility.

7. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. For the year ended December 31, 2017, we generated a tax loss in the USVI.

For the years ended December 31, 2017, 2016 and 2015, AAMC had income from AAMC Cayman SEZC Ltd., a Cayman entity disregarded for USVI tax purposes, and from Front Yard dividends. This income was not eligible for the 90% tax reduction.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

Prior to January 1, 2016, our income tax expense and accruals included those of Front Yard. During the year ended December 31, 2015, Front Yard qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
U.S. Virgin Islands	$(7,259)	$(3,721)	$(1,249)
Other	998	492	(1,687)
Loss before income taxes	$(6,261)	$(3,229)	$(2,936)

The following table sets forth the components of our deferred tax assets:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Stock compensation	$374	$880
Accrued expenses	550	475
Available-for-sale securities	307	1,027
Net operating losses	114	—
Other	29	21
	1,374	2,403
Deferred tax liability:
Depreciation	14	5
	1,360	2,398
Valuation allowance	(828)	(2,377)
Deferred tax asset, net	$532	$21

The change in deferred tax assets is included in changes in other non-current assets in the consolidated statement of cash flows for the year ended December 31, 2017. Significant factors contributing to the decrease in our valuation allowance in 2017 are the reduction of the corporate income tax rate in the U.S. and U.S. Virgin Islands stemming from U.S. tax reform, reductions in the temporary differences attributable to AAMC’s investment in RESI common shares and vesting of share-based compensation awards.

The following table sets forth the reconciliation of the statutory USVI income tax rate to our effective income tax rate:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
U.S. Virgin Islands income tax rate	38.5%	38.5%	38.5%
State and local income tax rates	(0.1)	—	4.7
Excluded REIT income	—	—	2.6
EDC benefits in the USVI	(45.1)	(50.7)	(0.7)
Foreign tax rate differential	0.3	(1.2)	(3.5)
Permanent and other	(4.6)	2.1	(1.7)
Valuation allowance	—	(41.5)	(40.6)
Effective income tax rate (1)	(11.0)%	(52.8)%	(0.7)%
________________
(1) Prior to our deconsolidation of Front Yard effective January 1, 2016, our effective tax rate included the activities of Front Yard.

During the tax years ended December 31, 2017 and 2016, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2017 and 2016, we had accrued no unrecognized tax benefits or associated interest and penalties.

We remain subject to tax examination in the USVI for tax years 2014 to 2017 and in the United States for 2017.

Impact of Tax Reform

The Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, we have recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances, and we estimate there is no one-time transition tax on foreign earnings. Further, we estimate that the new taxes on foreign-sourced earnings are not applicable to our foreign operations. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As the majority of our deferred balances are offset by a full valuation allowance, the revaluation of our deferred balances from TCJA was immaterial. Therefore, although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will significantly impact our consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes. Our financial results reflect the income tax effects of the TCJA for which the accounting under ASC Topic 740 is complete, and we have recorded provisional amounts for those specific income tax effects of the TCJA for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We recorded an immaterial amount of tax expense for the impact of the re-measurement of our deferred tax inventory. We are still analyzing certain aspects of the TCJA and refining our calculations; therefore, these estimates may change as additional information becomes available.

8. Earnings per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator
Net loss attributable to stockholders	$(6,969)	$(4,935)	$(3,290)
Amortization of preferred stock issuance costs	(206)	(207)	(206)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(7,175)	$(5,142)	$(3,496)

Denominator
Weighted average common stock outstanding – basic	1,570,428	1,752,302	2,202,815
Weighted average common stock outstanding – diluted	1,570,428	1,752,302	2,202,815

Loss per basic share	$(4.57)	$(2.93)	$(1.59)
Loss per diluted share	$(4.57)	$(2.93)	$(1.59)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator
Amortization of preferred stock issuance costs	$206	$207	$206

Denominator
Stock options	57,488	165,983	222,566
Restricted stock	38,424	40,476	85,121
Preferred stock, if converted	200,000	200,000	200,000

9. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to Front Yard under the AMA, we operate as a single segment focused on providing asset management and corporate governance services.

10. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$5,011	$4,643	$4,429	$4,077	$18,160
Net loss attributable to stockholders	(1,318)	(1,742)	(2,125)	(1,784)	(6,969)
Loss per share of common stock – basic	(0.89)	(1.15)	(1.38)	(1.15)	(4.57)
Loss per share of common stock – diluted	(0.89)	(1.15)	(1.38)	(1.15)	(4.57)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$4,526	$5,407	$4,854	$5,204	$19,991
Net loss attributable to stockholders	(940)	(1,261)	(1,071)	(1,663)	(4,935)
Loss per share of common stock – basic	(0.50)	(0.74)	(0.67)	(1.09)	(2.93)
Loss per share of common stock – diluted	(0.50)	(0.74)	(0.67)	(1.09)	(2.93)

11. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2017 and through the issuance of these consolidated financial statements. Except as disclosed below, management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

On February 20, 2018, we granted 25,074 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $64.05.