Form 10-Q
period 2018-03-31
Altisource Asset Management Corp
filed 2018-05-08
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 2, 2018, 1,611,747 shares of our common stock were outstanding (excluding 1,218,714 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2018

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate a return on invested capital in excess of applicable hurdle rates under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	the failure of Front Yard’s service providers to effectively perform their obligations under their agreements with Front Yard;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$29,115	$33,349
Short-term investments	432	625
Front Yard common stock	16,326	19,266
Receivable from Front Yard	4,027	4,151
Prepaid expenses and other assets	1,440	1,022
Total current assets	51,340	58,413
Other non-current assets	1,527	1,974
Total assets	$52,867	$60,387

Current liabilities:
Accrued salaries and employee benefits	$2,045	$5,651
Accounts payable and other accrued liabilities	1,471	2,085
Total liabilities	3,516	7,736

Commitments and contingencies (Note 3)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017; redemption value $250,000	249,597	249,546

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,830,461 and 1,611,747 shares issued and outstanding, respectively, as of March 31, 2018 and 2,815,122 and 1,599,210 shares issued and outstanding, respectively, as of December 31, 2017	28	28
Additional paid-in capital	39,025	37,765
Retained earnings	33,225	38,970
Accumulated other comprehensive loss	—	(1,330)
Treasury stock, at cost, 1,218,714 shares as of March 31, 2018 and 1,215,912 shares as of December 31, 2017	(272,524)	(272,328)
Total stockholders' deficit	(200,246)	(196,895)
Total liabilities and equity	$52,867	$60,387

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Management fees from Front Yard	$3,727	$4,211
Conversion fees from Front Yard	63	604
Expense reimbursements from Front Yard	262	196
Total revenues	4,052	5,011
Expenses:
Salaries and employee benefits	4,214	4,687
Legal and professional fees	352	684
General and administrative	947	1,157
Total expenses	5,513	6,528
Other (loss) income:
Change in fair value of Front Yard common stock	(2,940)	—
Dividend income on Front Yard common stock	244	244
Other income	43	12
Total other (loss) income	(2,653)	256
Loss before income taxes	(4,114)	(1,261)
Income tax expense	250	57
Net loss	(4,364)	(1,318)
Amortization of preferred stock issuance costs	(51)	(52)
Net loss attributable to common stockholders	$(4,415)	$(1,370)

Loss per share of common stock – basic:
Loss per basic share	$(2.75)	$(0.89)
Weighted average common stock outstanding – basic	1,603,898	1,545,555

Loss per share of common stock – diluted:
Loss per diluted share	$(2.75)	$(0.89)
Weighted average common stock outstanding – diluted	1,603,898	1,545,555

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(4,364)	$(1,318)

Other comprehensive (loss) income:
Change in fair value of Front Yard common stock (Note 1)	—	6,839
Other comprehensive (loss) income, before tax effect	—	6,839
Tax expense of other comprehensive (loss) income	—	(1,608)
Total other comprehensive (loss) income	—	5,231

Comprehensive (loss) income	$(4,364)	$3,913

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	15,339	—	3	—	—	—	3
Treasury shares repurchased	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	1,257	—	—	—	1,257
Net loss	—	—	—	(4,364)	—	—	(4,364)
March 31, 2018	2,830,461	$28	$39,025	$33,225	$—	$(272,524)	$(200,246)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	102,919	1	66	—	—	—	67
Treasury shares repurchased	—	—	—	—	—	(3,996)	(3,996)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	2,169	—	—	—	2,169
Change in fair value of Front Yard common stock	—	—	—	—	5,231	—	5,231
Net loss	—	—	—	(1,318)	—	—	(1,318)
March 31, 2017	2,740,548	$27	$32,931	$44,775	$2,569	$(270,480)	$(190,178)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(4,364)	$(1,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,257	2,169
Change in fair value of Front Yard common stock	2,940	—
Depreciation	109	—
Changes in operating assets and liabilities:
Related party receivables	124	175
Prepaid expenses and other assets	(418)	(546)
Other non-current assets	352	—
Accrued salaries and employee benefits	(3,606)	(3,141)
Accounts payable and other accrued liabilities	(614)	(3,139)
Net cash used in operating activities	(4,220)	(5,800)
Investing activities:
Proceeds of maturities of short-term investments	193	—
Investment in property, plant and equipment	(14)	—
Net cash provided by investing activities	179	—
Financing activities:
Proceeds from stock option exercises	3	363
Repurchase of common stock	(196)	(3,996)
Payment of tax withholdings on stock option exercises	—	(296)
Net cash used in financing activities	(193)	(3,929)
Net change in cash and cash equivalents	(4,234)	(9,729)
Cash and cash equivalents as of beginning of the period	33,349	40,584
Cash and cash equivalents as of end of the period	$29,115	$30,855

Supplemental disclosure of cash flow information
Income taxes paid	$330	$662

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and corporate governance services to institutional investors. We have been a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client currently is Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue for all periods presented was generated through our asset management agreement (the “AMA”) with Front Yard.

On March 31, 2015, we entered into the AMA, under which we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that become rental properties for the first time during each quarter. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 4 for additional details of the AMA.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2017 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018.

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

Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Preferred Stock”) to institutional investors. All of the outstanding shares of Series A Preferred Stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of Series A Preferred Stock may potentially cause us to redeem all the shares of Series A Preferred Stock held by such holder at a redemption price equal to $1,000 per share from funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of Series A Preferred Stock are not entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange ratio of 0.8 shares of common stock for each share of Series A Preferred Stock), subject to certain anti-dilution adjustments.

Upon a change of control or upon the liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

(i)   $1,000 plus the aggregate amount of cash dividends paid on the number of shares of common stock into which such shares of Series A Preferred Stock was convertible on each ex-dividend date for such dividends; and
(ii)   the number of shares of common stock into which the Series A Preferred Stock is then convertible multiplied by the then current market price of the common stock.

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

To date, we have issued an aggregate of 900 shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason; therefore, at each of March 31, 2018 and December 31, 2017, we included the redemption value of these shares of $9,000 within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2018, our Board of Directors declared and paid an aggregate of $0.9 million of dividends on these shares of preferred stock, and in March 2017, our Board of Directors declared and paid an aggregate of $0.6 million of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

Revenue recognition

Under the AMA, we administer Front Yard's business activities and day-to-day operations and provide corporate governance services to Front Yard. The base management fees are earned by us ratably throughout the applicable quarter and are based on a percentage of Front Yard's average invested capital (as defined in the AMA). In the event that Front Yard's performance exceeds certain hurdles, we would be entitled to an incentive management fee based on a percentage of Front Yard's earnings in excess of such hurdle (see Note 4).

We have evaluated the nature of the services provided to Front Yard and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard. Therefore, base management fees and incentive management fees, if any, are earned ratably over the applicable fiscal quarter.

We also receive conversion fees based on a percentage of the fair value of properties that become rented for the first time in each quarter. Such conversion fees are earned by us in the quarter that the conversion to rentals occurs. In addition, we receive expense reimbursements from Front Yard for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf. These expense reimbursements are earned by us at the time the underlying expense is incurred.

We have determined that each of the above-described components of our revenues derived from the AMA are variable consideration, and we recognize each component of this revenue on a quarterly basis.

Recently issued accounting standards

Adoption of recent accounting standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company has adopted the provisions of ASU 2017-09 effective January 1, 2018. This adoption had no significant effect on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-15 should be applied on a modified retrospective transition basis. The Company has adopted the provisions of ASU 2016-15 effective January 1, 2018. This adoption had no significant effect on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Our adoption of ASU 2016-01 resulted in a cumulative-effect adjustment to our balance sheet of $1.3 million to reclassify our accumulated other comprehensive loss to retained earnings, and thereafter we record the impact of changes in the fair value of our Front Yard common stock during the current period through profit and loss. Periods ending prior to the adoption were not impacted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management performed an analysis of the AMA (our sole source of revenue within the scope of ASU 2014-09) and the related compensation and service obligations performed pursuant to the AMA. The Company determined that its policy for recognition of management fees, conversion fees and expense reimbursements prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. Therefore, our adoption of ASU 2014-09 effective January 1, 2018 had no significant impact on our previous or current revenue recognition practices. As a result, our application of the modified retrospective method of adoption resulted in no cumulative adjustment effective January 1, 2018.

Recently issued accounting standards not yet adopted

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2018
Recurring basis (assets):
Front Yard common stock	$16,326	$16,326	$—	$—

December 31, 2017
Recurring basis (assets):
Front Yard common stock	$19,266	$19,266	$—	$—

We did not transfer any assets from one level to another level during the three months ended March 31, 2018 or during the year ended December 31, 2017.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of March 31, 2018 and December 31, 2017, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions. We received dividends on Front Yard's common stock of $0.2 million during each of the three months ended March 31, 2018 and 2017.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Front Yard common stock	$20,596	$—	$4,270	$16,326

December 31, 2017
Front Yard common stock	$20,596	$—	$1,330	$19,266

3. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2018:

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

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter. On September 18, 2017, Appellant filed its appeal brief, and briefing on the appeal motion was completed on November 15, 2017. Oral argument on the appeal has been scheduled for May 24, 2018.

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

4. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to our AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its property managers; (6) overseeing the servicing of Front Yard's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

On March 31, 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

•
Base Management Fee. We are entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while it has fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of average invested capital while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while Front Yard has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while Front Yard has 4,500 or more Rental Properties. Front Yard has the flexibility to pay up to 25% of the incentive management fee to us in shares of its common stock; and

•	Conversion Fee. We are entitled to a quarterly conversion fee equal to 1.5% of assets converted into leased single-family homes by Front Yard for the first time during the applicable quarter.

Because Front Yard has more than 4,500 Rental Properties, we are entitled to receive a base management fee of 2.0% of Front Yard’s invested capital and a potential incentive management fee percentage of 25% of the amount by which Front Yard exceeds its then-required return on invested capital threshold.

No incentive management fee under the AMA has been earned by us for the first quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of March 31, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 50.01% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

Under the AMA, Front Yard reimburses us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

The AMA requires that we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to Front Yard achieving an average annual return on invested capital of at least 7.0%. Front Yard's termination rights under the AMA are significantly limited. Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or Front Yard “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) Front Yard for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) Front Yard in connection with certain change of control events.

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

5. Share-Based Payments

On February 20, 2018, we granted 25,074 shares of restricted stock to members of management with a weighted average grant date fair value per share of $64.05. The restricted stock units will vest in three equal annual installments on each of February 20, 2019, 2020 and 2021, subject to forfeiture or acceleration.

On March 7, 2017, we granted 20,205 shares of restricted stock to members of management with a weighted average grant date fair value of $78.58 per share. The restricted stock units vest in three equal annual installments, the first of which occurred on March 7, 2018 with the remaining installments vesting in March 2019 and 2020, subject to forfeiture or acceleration.

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

We recorded $1.3 million and $2.2 million of compensation expense related to our grants of restricted stock for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had an aggregate $4.9 million and $4.5 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.3 years and 1.2 years, respectively.

6. Income Taxes

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

As of March 31, 2018 and December 31, 2017, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the three months ended March 31, 2018 and 2017.

7. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2018	2017
Numerator
Net loss	$(4,364)	(1,318)
Amortization of preferred stock issuance costs	(51)	(52)
Numerator for basic and diluted EPS – loss attributable to common stockholders	$(4,415)	$(1,370)

Denominator
Weighted average common stock outstanding – basic	1,603,898	1,545,555
Weighted average common stock outstanding – diluted	1,603,898	1,545,555

Loss per basic common share	$(2.75)	$(0.89)
Loss per diluted common share	$(2.75)	$(0.89)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31,
	2018	2017
Numerator
Reversal of amortization of preferred stock issuance costs	$51	$52

Denominator
Stock options	27,588	113,339
Restricted stock	29,979	40,666
Preferred stock, if converted	200,000	200,000

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

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012. We have been a registered investment adviser under section 203(c) of the Investment Advisers Act of 1940 since October 2013. We operate in a single segment focused on providing asset management and corporate governance services to institutional investors.

Our primary client currently is Front Yard Residential Corporation (“Front Yard”), a publicly-traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

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

Management Overview

Over the past two years and the first quarter of 2018, we have guided Front Yard's transformation into a 100% SFR equity REIT by continuing to focus on Front Yard's strategic objectives. In particular, we assisted Front Yard in the continued liquidation of its remaining non-rental REO properties that do not meet its rental criteria and optimizing its financing arrangements. We have increased Front Yard’s rental portfolio to approximately 12,000 homes while reducing Front Yard’s mortgage loan portfolio to only 99 loans.

During the first quarter of 2018, we continued Front Yard’s efforts to recycle capital through the liquidation of its remaining non-rental REO properties and mortgage loans. We have assisted Front Yard in the sale of 165 non-rental REO properties, leaving 320 of such properties to be sold. In addition, we continually evaluate the performance of Front Yard's SFR portfolio and market certain rental properties for sale that no longer meet its strategic objectives. During the first quarter of 2018, we assisted Front Yard in the sale of 28 former rental properties, and we have identified 142 additional rental properties for sale. These real estate sales allow Front Yard to both improve its operating efficiencies and to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as Front Yard determines will best serve its stockholders.

We also have continued our efforts to optimize Front Yard's financing structure. On April 5, 2018, we managed Front Yard's amendment and restatement of its loan and security agreement with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, (i) extend the termination date of the facility by two years to April 5, 2020, with a potential additional one-year extension to April 5, 2021, (ii) reduce the interest rate spread over one-month LIBOR by 0.25% to 3.00% and (iii) increase the advance rates on both non-stabilized properties and stabilized rental properties. We believe this facility with Nomura, as amended, better matches the long-term nature of Front Yard's assets and provides additional acquisition flexibility to Front Yard with lower cost.

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

Asset Management Agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its property managers; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

•
Incentive Management Fee. We are entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while it has 4,500 or more Rental Properties. Front Yard has the flexibility to pay up to 25% of the incentive management fee to us in shares of its common stock; and

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

No incentive management fee under the AMA has been earned by us for the first quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of March 31, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 50.01% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Metrics Affecting our Consolidated Results

Revenues

Our revenues consist of quarterly fees due to us under the AMA, including a base management fee, an incentive management fee and a conversion fee as described above and reimbursements of out-of-pocket expenses in our management of Front Yard's business. The base management fee is derived as a percentage of Front Yard’s average invested capital, and the conversion fee is based on the number and value of mortgage loans and/or REO properties that Front Yard converts to rental properties for the first time in each period. The incentive management fee is directly dependent upon Front Yard's financial performance being in excess of a 7.0%-8.25% minimum annual return on invested capital and will vary with Front Yard's financial performance. Expense reimbursements we receive from Front Yard relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard. In addition, we receive dividends on the shares of Front Yard common stock that we own, which we record as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, effective January 1, 2018, we recognize changes in the fair value of our holdings of Front Yard common stock as other income or loss, which will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses. Salaries and employee benefits includes the base salaries, incentive bonuses, medical coverage, retirement benefits, relocation, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from Front Yard of $3.7 million during the three months ended March 31, 2018 compared to $4.2 million during the three months ended March 31, 2017. The decrease in base management fees is primarily driven by a decline in Front Yard's average invested capital.

We received conversion fees from Front Yard of $0.1 million during the three months ended March 31, 2018 compared to $0.6 million during the three months ended March 31, 2017, primarily due to having fewer loans and REO properties convert to rental properties during the first quarter of 2018. We expect that the conversion fees will continue to decline as we complete the transition of Front Yard to a 100% SFR equity REIT.

We recognized expense reimbursements due from Front Yard of $0.3 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits were $4.2 million and $4.7 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in salaries and benefits during the three months ended March 31, 2018 is primarily due to reduced share-based compensation expense related to restricted stock grants to management.

Legal and Professional Fees

Legal and professional fees were $0.4 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively. This decrease is primarily the result of the non-recurrence of legal fees related to the securities litigation for which we won a motion to dismiss in 2017 as well as a dropped shareholder matter.

General and Administrative Expenses

General and administrative expenses were $0.9 million and $1.2 million during the three months ended March 31, 2018 and 2017, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $(2.9) million compared to $6.8 million (gross of related deferred tax expense of $1.6 million) during the three months ended March 31, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock. Effective January 1, 2018, we began recording changes in the fair value of our Front Yard common stock through net income upon our adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10) as discussed in Note 1 of our condensed consolidated financial statements. Prior to January 1, 2018, we recognized changes in the fair value of our Front Yard common stock through other comprehensive income or loss.

Dividend Income on Front Yard Common Stock

Dividends received on shares of Front Yard common stock were $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $29.1 million and short-term investments of $0.4 million compared to cash and cash equivalents of $33.3 million and short-term investments $0.6 million as of December 31, 2017. The reduction in the cash and cash equivalents in 2018 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses. At March 31, 2018, we also had $16.3 million in Front Yard common stock, a decrease from $19.3 million as of December 31, 2017, due to the decrease in Front Yard’s stock price during the first three months of 2018. We also continue to generate asset management fees from Front Yard under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At March 31, 2018, a total of $265.5 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(4,220)	$(5,800)
Net cash provided by investing activities	179	—
Net cash used in financing activities	(193)	(3,929)
Total cash flows	$(4,234)	$(9,729)

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 consisted primarily of payment of annual incentive compensation and dividends under the 2016 Employee Preferred Stock Program.

Net cash provided by investing activities for the three months ended March 31, 2018 consisted primarily of proceeds from the maturities of short-term investments. We had no investing cash flows during the three months ended March 31, 2017.

Net cash used in financing activities for the three months ended March 31, 2018 activities primarily related to repurchases of common stock in connection with the vesting of restricted stock. Net cash used in financing activities for the three months ended March 31, 2017 consisted primarily of repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 1, 2018.

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

Investment Risk Relating to Front Yard's Common Stock

We hold an aggregate of 1,624,465 shares of Front Yard common stock in open market transactions, and we may purchase additional shares of Front Yard common stock from time to time. If additional purchases are commenced, any such purchases of Front Yard common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2018:

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

On July 7, 2017, Plaintiff filed a notice of appeal with the Third Circuit Court of Appeals with respect to the federal district court's April 6, 2017 memorandum and order granting Defendants’ motion to dismiss, the April 6, 2017 order granting Defendants’ motion to dismiss and the July 5, 2017 order denying with prejudice Plaintiff’s motion for leave to file the first amendment consolidated complaint in the matter. On September 18, 2017, Appellant filed its appeal brief, and briefing on the appeal motion was completed on November 15, 2017. Oral argument on the appeal has been scheduled for May 24, 2018.

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

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2017. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

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

Altisource Asset Management Corporation
Date:	May 8, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer