Form 10-Q
period 2018-06-30
Altisource Asset Management Corp
filed 2018-08-09
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 2, 2018, 1,613,268 shares of our common stock were outstanding (excluding 1,219,194 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2018

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate a return on invested capital in excess of applicable hurdle rates under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•
our ability to successfully and efficiently integrate and manage Front Yard’s newly acquired property manager or effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•	the failure of Front Yard’s service providers to effectively perform their obligations under their agreements with Front Yard;

•	our failure to maintain Front Yard’s qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$29,266	$33,349
Short-term investments	142	625
Front Yard common stock	16,927	19,266
Receivable from Front Yard	4,252	4,151
Prepaid expenses and other assets	1,371	1,022
Total current assets	51,958	58,413
Other non-current assets	1,484	1,974
Total assets	$53,442	$60,387

Current liabilities:
Accrued salaries and employee benefits	$3,114	$5,651
Accounts payable and other accrued liabilities	713	2,085
Total liabilities	3,827	7,736

Commitments and contingencies (Note 3)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017; redemption value $250,000	249,649	249,546

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,832,462 and 1,613,268 shares issued and outstanding, respectively, as of June 30, 2018 and 2,815,122 and 1,599,210 shares issued and outstanding, respectively, as of December 31, 2017	28	28
Additional paid-in capital	40,387	37,765
Retained earnings	32,106	38,970
Accumulated other comprehensive loss	—	(1,330)
Treasury stock, at cost, 1,219,194 shares as of June 30, 2018 and 1,215,912 shares as of December 31, 2017	(272,555)	(272,328)
Total stockholders' deficit	(200,034)	(196,895)
Total liabilities and equity	$53,442	$60,387

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Management fees from Front Yard	$3,644	$3,999	$7,371	$8,210
Conversion fees from Front Yard	53	434	116	1,038
Expense reimbursements from Front Yard	219	210	481	406
Total revenues	3,916	4,643	7,968	9,654
Expenses:
Salaries and employee benefits	4,524	5,281	8,738	9,968
Legal and professional fees	467	336	819	1,020
General and administrative	843	726	1,790	1,883
Total expenses	5,834	6,343	11,347	12,871
Other income (loss):
Change in fair value of Front Yard common stock	601	—	(2,339)	—
Dividend income on Front Yard common stock	243	243	487	487
Other income	49	15	92	27
Total other income (loss)	893	258	(1,760)	514
Loss before income taxes	(1,025)	(1,442)	(5,139)	(2,703)
Income tax expense	42	300	292	357
Net loss	(1,067)	(1,742)	(5,431)	(3,060)
Amortization of preferred stock issuance costs	(52)	(51)	(103)	(103)
Net loss attributable to common stockholders	$(1,119)	$(1,793)	$(5,534)	$(3,163)

Loss per share of common stock – basic:
Loss per basic share	$(0.69)	$(1.15)	$(3.44)	$(2.03)
Weighted average common stock outstanding – basic	1,612,382	1,563,272	1,608,163	1,554,462

Loss per share of common stock – diluted:
Loss per diluted share	$(0.69)	$(1.15)	$(3.44)	$(2.03)
Weighted average common stock outstanding – diluted	1,612,382	1,563,272	1,608,163	1,554,462

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(1,067)	$(1,742)	$(5,431)	$(3,060)

Other comprehensive (loss) income:
Change in fair value of Front Yard common stock (Note 1)	—	(3,752)	—	3,087
Other comprehensive (loss) income, before tax effect	—	(3,752)	—	3,087
Tax expense (benefit) of other comprehensive (loss) income	—	1,444	—	(164)
Total other comprehensive (loss) income	—	(2,308)	—	2,923

Comprehensive loss	$(1,067)	$(4,050)	$(5,431)	$(137)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	17,340	—	3	—	—	—	3
Treasury shares repurchased	—	—	—	—	—	(227)	(227)
Amortization of preferred stock issuance costs	—	—	—	(103)	—	—	(103)
Share-based compensation	—	—	2,619	—	—	—	2,619
Net loss	—	—	—	(5,431)	—	—	(5,431)
June 30, 2018	2,832,462	$28	$40,387	$32,106	$—	$(272,555)	$(200,034)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	146,825	2	73	—	—	—	75
Treasury shares repurchased	—	—	—	—	—	(5,530)	(5,530)
Amortization of preferred stock issuance costs	—	—	—	(103)	—	—	(103)
Share-based compensation	—	—	4,064	—	—	—	4,064
Change in fair value of Front Yard common stock	—	—	—	—	2,923	—	2,923
Net loss	—	—	—	(3,060)	—	—	(3,060)
June 30, 2017	2,784,454	$28	$34,833	$42,982	$261	$(272,014)	$(193,910)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(5,431)	$(3,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,619	4,064
Change in fair value of Front Yard common stock	2,339	—
Depreciation	214	—
Changes in operating assets and liabilities:
Receivable from Front Yard	(101)	333
Prepaid expenses and other assets	(349)	(893)
Other non-current assets	350	—
Accrued salaries and employee benefits	(2,537)	(1,279)
Accounts payable and other accrued liabilities	(1,372)	(2,642)
Net cash used in operating activities	(4,268)	(3,477)
Investing activities:
Proceeds from maturities of short-term investments	483	—
Investment in property, plant and equipment	(74)	—
Net cash provided by investing activities	409	—
Financing activities:
Proceeds from stock option exercises	3	486
Repurchase of common stock	(227)	(5,530)
Payment of tax withholdings on stock option exercises	—	(411)
Net cash used in financing activities	(224)	(5,455)
Net change in cash and cash equivalents	(4,083)	(8,932)
Cash and cash equivalents as of beginning of the period	33,349	40,584
Cash and cash equivalents as of end of the period	$29,266	$31,652

Supplemental disclosure of cash flow information
Income taxes paid	$1,181	$686

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2018
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

The Series A Preferred Stock is recorded net of issuance costs, which are being amortized on a straight-line basis through the first potential redemption date in March 2020.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At June 30, 2018 and December 31, 2017, we had 800 and 900 shares outstanding, respectively, and we included the redemption value of these shares of $8,000 and $9,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2018, our Board of Directors declared and paid an aggregate of $0.9 million of dividends on these shares of preferred stock, and in March 2017, our Board of Directors declared and paid an aggregate of $0.6 million of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

We have determined that each of the above-described components of our revenues derived from the AMA are variable consideration, and we recognize each component of this revenue on a quarterly basis up to the amount that would likely not be reversed.

Recently issued accounting standards

Adoption of recent accounting standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This ASU is effective for fiscal years after December 15, 2018, including interim periods within that fiscal year. The Company has adopted the provisions of ASU 2018-07 effective April 1, 2018. This adoption had no significant effect on our condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Our adoption of ASU 2016-01 effective January 1, 2018 resulted in a cumulative-effect adjustment to our balance sheet of $1.3 million to reclassify our accumulated other comprehensive loss to retained earnings, and thereafter we record the impact of changes in the fair value of our Front Yard common stock during the current period through profit and loss. Periods ending prior to the adoption were not impacted.

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

Recently issued accounting standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We are currently evaluating the impact of this ASU on our consolidated financial statements. Upon adoption, we expect to recognize a right-of-use asset and a related lease liability on our consolidated balance sheet for the leases we currently classify as operating leases.

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2018
Recurring basis (assets):
Front Yard common stock	$16,927	$16,927	$—	$—

December 31, 2017
Recurring basis (assets):
Front Yard common stock	$19,266	$19,266	$—	$—

We did not transfer any assets from one level to another level during the six months ended June 30, 2018 or during the year ended December 31, 2017.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of June 30, 2018 and December 31, 2017, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions. We received dividends on Front Yard's common stock of $0.2 million and $0.5 million during the three and six months ended June 30, 2018 respectively, and we received dividends on Front Yard's common stock of $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Front Yard common stock	$20,596	$—	$3,669	$16,927

December 31, 2017
Front Yard common stock	$20,596	$—	$1,330	$19,266

3. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2017. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

On May 24, 2018, the parties made oral arguments with respect to the briefs in response to the Plaintiff’s appeal of our successful motions to dismiss in the U.S. Court of Appeals for the Third Circuit.

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

4. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to our AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its property managers; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

No incentive management fee under the AMA has been earned by us for the second quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of June 30, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 43.53% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Common Stock Repurchased from Luxor

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

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2018 and 2017, we granted 1,866 and 2,001 shares of restricted stock, respectively, to our Directors, with a weighted average grant date fair value per share of $64.30 and $89.93, respectively.

We recorded $1.4 million and $2.6 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2018, respectively, and we recorded $1.9 million and $4.1 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, we had an aggregate $3.6 million and $4.5 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.2 years at each date.

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

As of June 30, 2018 and December 31, 2017, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the six months ended June 30, 2018 and 2017.

The following table sets forth the components of our deferred tax assets:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Stock compensation	$415	$374
Accrued expenses	310	550
Available-for-sale securities	540	307
Net operating losses	114	114
Other	32	29
	1,411	1,374
Deferred tax liability:
Depreciation	13	14
	1,398	1,360
Valuation allowance	(1,070)	(828)
Deferred tax asset, net	$328	$532

7. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,067)	$(1,742)	$(5,431)	(3,060)
Amortization of preferred stock issuance costs	(52)	(51)	(103)	(103)
Numerator for basic and diluted EPS – loss attributable to common stockholders	$(1,119)	$(1,793)	$(5,534)	$(3,163)

Denominator
Weighted average common stock outstanding – basic	1,612,382	1,563,272	1,608,163	1,554,462
Weighted average common stock outstanding – diluted	1,612,382	1,563,272	1,608,163	1,554,462

Loss per basic common share	$(0.69)	$(1.15)	$(3.44)	$(2.03)
Loss per diluted common share	$(0.69)	$(1.15)	$(3.44)	$(2.03)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Reversal of amortization of preferred stock issuance costs	$52	$51	$103	$103

Denominator
Stock options	23,544	45,057	25,566	79,198
Restricted stock	35,228	40,635	32,603	40,650
Preferred stock, if converted	200,000	200,000	200,000	200,000

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

Management Overview

On August 8, 2018, we assisted Front Yard in its achievement of two significant milestones. First, Front Yard completed the acquisition of an additional 3,236 SFR properties (the “RHA Acquired Properties”), expanding its SFR portfolio to approximately 15,000 homes. This acquisition also enhances Front Yard's presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. Second, Front Yard completed the acquisition of HavenBrook Partners, LLC (“HavenBrook”), a property management firm that currently manages the RHA Acquired Properties. With its continued growth, we believe Front Yard has now achieved the portfolio size necessary to commence the internalization of its property management function. HavenBrook will provide Front Yard with an internal property management service company and allow it to benefit from economies of scale that will enhance long-term value for Front Yard's shareholders, which we believe will benefit our shareholders in turn. The combined purchase price was $485.0 million. We refer to this transaction as the “HB Acquisition.”

As part of the internalization of property management, we expect Front Yard to transition its properties currently managed by Altisource Portfolio Solutions S.A. (“ASPS”) into the newly acquired HavenBrook property management platform. We anticipate that this transition will be completed by December 31, 2018.

In conjunction with the HB Acquisition, Berkadia Commercial Mortgage LLC (“Berkadia”) provided $508.7 million of financing (the “FYR SFR Loan Agreement”) as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) affordable single-family rental pilot program. The FYR SFR Loan Agreement is interest only, bears interest at a fixed rate of 4.65% and has a 10-year term, maturing September 1, 2028. This financing includes 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by Front Yard and previously financed on its existing warehouse facilities with other lenders (the “FYR SFR Collateral Properties”). Approximately 78% of the homes financed pursuant to the FYR SFR Loan Agreement have rents that are considered affordable for families earning at or below 80% of the area median income (“AMI”). Moreover, approximately 93% of the units are affordable for families earning at or below 100% of AMI. We believe this further solidifies Front Yard's value proposition as a leading provider of affordable single-family rental housing.

In addition to this transformative transaction, during the second quarter of 2018, we have guided Front Yard's transformation into a 100% SFR equity REIT by continuing to assist Front Yard in the liquidation of its remaining non-rental REO properties that do not meet its rental criteria and reducing Front Yard’s mortgage loan portfolio to only 91 loans. Front Yard completed the sale of 123 non-rental REO properties, leaving 190 of such properties to be sold. In addition, we continually evaluate the performance of Front Yard's SFR portfolio and market certain rental properties for sale that no longer meet its strategic objectives. During the second quarter of 2018, we assisted Front Yard in the sale of 14 former rental properties, and we have identified 221 additional rental properties for sale. These real estate sales allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet and recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as Front Yard and we determine will best serve Front Yard's stockholders.

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

Asset Management Agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering all of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its property managers; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

No incentive management fee under the AMA has been earned by us for the second quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of June 30, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 43.53% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Metrics Affecting our Consolidated Results

Revenues

Our revenues consist of quarterly fees due to us under the AMA, including a base management fee, an incentive management fee and a conversion fee as described above and reimbursements of out-of-pocket expenses in our management of Front Yard's business, including, without limitation, the compensation of Front Yard's General Counsel. The base management fee is derived as a percentage of Front Yard’s average invested capital, and the conversion fee is based on the number and value of mortgage loans and/or REO properties that Front Yard converts to rental properties for the first time in each period. The incentive management fee is directly dependent upon Front Yard's financial performance being in excess of a 7.0%-8.25% minimum annual return on invested capital and will vary with Front Yard's financial performance. Expense reimbursements we receive from Front Yard relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the general counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard, other than those with respect to the dedicated General Counsel of Front Yard. In addition, we receive dividends on the shares of Front Yard common stock that we own, which we record as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, effective January 1, 2018, we recognize changes in the fair value of our holdings of Front Yard common stock as other income or loss, which will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2018 and 2017.

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from Front Yard of $3.6 million and $7.4 million during the three and six months ended June 30, 2018, respectively, compared to $4.0 million and $8.2 million during the three and six months ended June 30, 2017, respectively. The decrease in base management fees is primarily driven by a decline in Front Yard's average invested capital.

We received conversion fees from Front Yard of $53,000 and $0.1 million during the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively, primarily due to fewer loans and REO properties converting to rental properties during 2018 as we continue to pare the small number of remaining legacy assets of Front Yard. We expect that the conversion fees will continue to decline as we complete the transition of Front Yard to a 100% SFR equity REIT.

We recognized expense reimbursements due from Front Yard of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits were $4.5 million and $5.3 million during the three months ended June 30, 2018 and 2017, respectively. The decrease in salaries and benefits in 2018 is primarily due to reduced share-based compensation expense related to restricted stock grants to management.

Salaries and employee benefits were $8.7 million and $10.0 million during the six months ended June 30, 2018 and 2017, respectively. The decrease in salaries and benefits during the six months ended June 30, 2018 is primarily due to reduced share-based compensation expense related to restricted stock grants to management.

Legal and Professional Fees

Legal and professional fees were $0.5 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively. This increase is primarily due to increased legal fees related to an appeal by the plaintiff of AAMC's successful motion to dismiss in a litigation matter.

Legal and professional fees were $0.8 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively. This decrease is primarily the result of the non-recurrence of legal fees related to a dropped shareholder matter.

General and Administrative Expenses

General and administrative expenses were $0.8 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively. This increase was primarily due to increased occupancy and travel costs, partially offset by decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

General and administrative expenses were $1.8 million and $1.9 million during the six months ended June 30, 2018 and 2017, respectively. This decrease was primarily due to decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017, partially offset by increased occupancy and travel costs.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.6 million compared to $(3.8) million (gross of related deferred tax benefit of $1.4 million) during the three months ended June 30, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange (“NYSE”).

The change in fair value of Front Yard common stock was $(2.3) million compared to $3.1 million (gross of related deferred tax expense of $0.2 million) during the six months ended June 30, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the NYSE.

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

Dividend Income on Front Yard Common Stock

Dividends received on shares of Front Yard common stock were $0.2 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0.5 million for each of the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $29.3 million and short-term investments of $0.1 million compared to cash and cash equivalents of $33.3 million and short-term investments $0.6 million as of December 31, 2017. The reduction in the cash and cash equivalents in 2018 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses. At June 30, 2018, we also had $16.9 million in Front Yard common stock, a decrease from $19.3 million as of December 31, 2017, due to the decrease in Front Yard’s stock price during the first six months of 2018. We also continue to generate asset management fees from Front Yard under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At June 30, 2018, a total of $265.5 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.5 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(4,268)	$(3,477)
Net cash provided by investing activities	409	—
Net cash used in financing activities	(224)	(5,455)
Total cash flows	$(4,083)	$(8,932)

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the six months ended June 30, 2018 consisted primarily of proceeds from the maturities of short-term investments. We had no investing cash flows during the six months ended June 30, 2017.

Net cash used in financing activities for the six months ended June 30, 2018 activities primarily related to repurchases of common stock in connection with the vesting of restricted stock. Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

On May 24, 2018, the parties made oral arguments with respect to the briefs in response to the Plaintiff’s appeal of our successful motions to dismiss in the U.S. Court of Appeals for the Third Circuit.

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

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2017 other than the risk factors provided below in connection with Front Yard's HB Acquisition and the FYR SFR Loan Agreement. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 (the “Form 10-K”). As applicable, the risk factors included in the Form 10-K that relate to Front Yard's property management should be read to include reference to HavenBrook, and risk factors that relate to our Front Yard's borrowings should be read to include reference to the FYR SFR Loan Agreement.

Front Yard is our primary source of revenue and will drive our potential future growth. Any risk associated with Front Yard's business that would adversely affect its ability to generate revenue and pay distributions to its shareholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the management fees paid to us by Front Yard. Any risk that ultimately adversely affects Front Yard could adversely affect the revenues we can generate under the asset management agreement, our results of operations and our financial condition, including the risks related to Front Yard’s business provided below.

Following the HB Acquisition and related transactions, Front Yard may be unable to integrate the RHA Acquired Properties and/or HavenBrook’s business successfully and realize anticipated synergies and other expected benefits of the HB Acquisition in the anticipated timeframe or at all.

The HB Acquisition and related transactions involved the combination of companies that previously operated as independent companies. In addition, pursuant to an amendment to its Master Services Agreement (“MSA”) with ASPS on August 8, 2018 (the “MSA Amendment Agreement”), Front Yard will also be required to hire certain property management personnel that have been operating the properties previously managed by ASPS. We and Front Yard will be required to devote significant management attention and resources to the integration of HavenBrook’s business practices and operations as well as the acquired personnel from ASPS. The potential difficulties that may be encountered in the integration process include, without limitation, the following:

•
the complexities associated with the successful operation of HavenBrook as a property manager, including Front Yard's inability to effectively perform the property management services at the level and/or the anticipated cost or as a result of a failure to allocate sufficient resources to meet Front Yard's property management needs;

•	the complexities associated with integrating personnel from HavenBrook and ASPS, including retaining key HavenBrook employees;

•	the complexities of combining the RHA Acquired Properties into Front Yard's SFR portfolio;

•
the complexities associated with integrating HavenBrook’s separate technology systems, property management policies and procedures, regulatory and legal compliance controls and financial reporting practices and controls into Front Yard's business;

•	potential unknown liabilities and unforeseen increased expenses associated with the HB Acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the HB Acquisition and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of management, the disruption of ongoing business or inconsistencies in Front Yard's operations, services, standards, controls, policies and procedures, any of which could adversely affect Front Yard's ability to maintain relationships with operators, vendors and/or employees or to achieve the anticipated benefits of the HB Acquisition or could otherwise materially and adversely affect Front Yard's business and financial results.

Front Yard incurred substantial expenses related to the HB Acquisition and MSA Amendment Agreement with ASPS and will continue to incur substantial expenses in integrating HavenBrook and the RHA Acquired Properties.

Front Yard incurred substantial expenses in connection with completing the HB Acquisition and will continue to incur substantial expenses in integrating the RHA Acquired Properties and HavenBrook’s business, operations, staff, networks, systems, technologies, policies and procedures with its business. Front Yard will also incur additional expense in taking on former ASPS employees pursuant to the MSA Amendment Agreement, and Front Yard will continue to incur expenses related to the property management services still being provided by Main Street Renewal, LLC (“MSR”) and ASPS. During the integration process, certain expenses may be duplicated, and Front Yard's expenses could increase, particularly if the services provided by ASPS are required for a longer period than anticipated. Factors beyond the control of us or Front Yard could affect the total amount or the timing of Front Yard's integration expenses. Many of the integration expenses that Front Yard will incur, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the HB Acquisition and MSA Amendment Agreement with ASPS could, particularly in the near term, exceed the anticipated cost savings related to the integration of HavenBrook and Front Yard's business following the HB Acquisition. These savings are not expected to be fully realized until full integration is achieved, which is not expected to occur immediately. If the expenses Front Yard incurs as a result of the HB Acquisition and the MSA Amendment Agreement with ASPS are higher than anticipated, Front Yard's financial results would be adversely affected.

Front Yard's failure to effectively perform property management functions through HavenBrook or to effectively manage its expanded portfolio and operations could materially and adversely affect Front Yard.

Prior to the HB Acquisition, Front Yard had relied on both ASPS and MSR to provide property management services for the properties in its SFR portfolio. As a result, neither we nor Front Yard has direct experience operating a property manager directly. If Front Yard's newly acquired property manager is unable to continue to effectively perform property management services at the level and/or the anticipated cost or if allocated resources are insufficient to meet Front Yard's property management needs, it would adversely affect Front Yard's performance. Through HavenBrook, Front Yard will have direct responsibility for the management of a significant proportion of the properties in its SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS properties that we move to the HavenBrook platform. In addition, Front Yard will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to its homes, tenants and prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit its ability to increase rental rates. Because neither we nor Front Yard have experience operating a property manager, it is difficult to evaluate Front Yard's potential future performance.

Front Yard's ability to perform the property management services will be affected by various factors, including, among other things, its ability to maintain sufficient personnel and retain key personnel and the number of its SFR properties that it will manage. For example, following the property management transition anticipated under the MSA Amendment Agreement with ASPS, the number of properties that HavenBrook historically managed will more than double. These increases in the number of properties Front Yard manages may require Front Yard to hire qualified personnel in addition to the ASPS employees that will transition to Front Yard's internal property manager. No assurance can be made that Front Yard will be successful in attracting and retaining skilled personnel or in integrating any new personnel into its organization.

Although we expect that the HB Acquisition and the utilization of HavenBrook as an internal property manager will result in certain benefits to Front Yard, there can be no assurance regarding when or the extent to which Front Yard will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. Front Yard's future success will depend, in part, upon its ability to manage its expansion and integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance that Front Yard's expansion or acquisition opportunities will be successful, or that Front Yard will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Front Yard's inability to effectively perform the property management services on the properties it manages, through HavenBrook, or to effectively manage its expanded portfolio and operations could materially adversely affect its business, financial results and share price.

Front Yard may have failed to uncover all liabilities associated with the RHA Acquired Properties or HavenBrook through the due diligence process prior to the HB Acquisition, exposing Front Yard to potentially large, unanticipated costs.

Prior to completing the HB Acquisition, Front Yard performed certain due diligence reviews of the RHA Acquired Properties and the business of HavenBrook. In view of timing and other considerations relevant to successfully achieving the closing of the HB Acquisition, Front Yard's due diligence reviews were necessarily limited in nature and may not have adequately uncovered all of the contingent or undisclosed liabilities it may incur as a consequence of the HB Acquisition. Because Front Yard has acquired the entities, and not just the assets, in the HB Acquisition, any liabilities not uncovered by Front Yard, or not explicitly excluded in the acquisition agreements, would be assumed by Front Yard in the HB Acquisition. Therefore, any such liabilities could cause Front Yard to experience potentially significant losses, which would materially adversely affect its business, results of operations and financial condition.

Contingent or unknown liabilities associated with the RHA Acquired Properties could adversely affect Front Yard's financial condition, cash flows and operating results.

Assets and entities that Front Yard has acquired in connection with the HB Acquisition may be subject to unknown or contingent liabilities for which Front Yard may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow Front Yard limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which Front Yard may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that Front Yard may incur with respect to liabilities associated with the RHA Acquired Properties and entities may exceed its expectations, which may adversely affect its operating results and financial condition. Additionally, such RHA Acquired Properties may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. Front Yard may not have discovered such restrictions during the acquisition process, and such restrictions may adversely affect Front Yard's ability to operate such properties as it intends.

The transition of properties managed by ASPS to the HavenBrook property management platform will present challenges that, if not adequately addressed, may adversely impact Front Yard.

Pursuant to the MSA Amendment Agreement with ASPS, Front Yard has agreed to transfer of all of its ASPS-managed rental properties to the HavenBrook property management platform by December 31, 2018. In addition, certain employees of ASPS may leave prior to the transition of the ASPS-managed properties, which may adversely affect the performance of such properties before they are transferred to the HavenBrook platform. As such, Front Yard's failure to efficiently transfer such properties in a timely manner may result in increased costs or disruption in the services to its tenants.

We also anticipate that Front Yard will hire certain ASPS employees that currently service Front Yard's ASPS-managed properties. However, such individuals may not accept employment with Front Yard, and Front Yard may not be able to hire replacement personnel in a timely manner or at all, which may also result in increased costs or disruption in the services to Front Yard's tenants.

Front Yard will be exposed to labor and employment risks to which it has not historically been exposed.

Prior to the HB Acquisition, Front Yard had no employees of its own. Upon completion of the HB Acquisition, Front Yard will have employees of its own managing the internal property management function, and it will also move some ASPS employees into its internal property manager as well. As an employer, Front Yard will now be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, Front Yard bears the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for its employees.

HavenBrook historically has relied on its executive officers and dedicated personnel, and the departure of any of its key personnel could materially and adversely affect Front Yard. Front Yard also faces intense competition for the employment of highly skilled managerial and operational personnel.

Prior to the HB Acquisition, HavenBrook relied on a small number of persons to carry out its business and operations, and the loss of the services of any of the key management personnel that we choose to retain, or Front Yard's inability to recruit and retain qualified personnel in the future, could have an adverse effect on Front Yard's business and financial results.

In addition, the implementation of Front Yard's business plan may require that Front Yard employ additional qualified personnel, including, without limitation, the ASPS employees it hires as a result of the MSA Amendment Agreement. Front Yard is also required to devote significant management attention and resources to the integration of HavenBrook’s business practices and operations. Competition for highly skilled managerial and operational personnel is intense. As additional large real estate investors and property managers enter into and expand their scale within the single-family rental business, we expect Front Yard to face increased challenges in hiring and retaining personnel, and there can be no assurance to stockholders that Front Yard will be successful in attracting and retaining such skilled personnel. If Front Yard is unable to hire and retain qualified personnel as required, its growth and operating results could be adversely affected.

Front Yard's ability to meet its labor needs while controlling its labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If Front Yard is unable to retain qualified personnel or its labor costs increase significantly, its business operations and financial performance could be adversely impacted.

Security breaches and other disruptions could compromise Front Yard's information systems and expose Front Yard to liability, which would cause its business and reputation to suffer.

The acquisition of HavenBrook will require Front Yard to integrate its separate technology systems, which may increase information security risks. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of HavenBrook’s business, it acquires and stores sensitive data, including intellectual property, proprietary business information and personally identifiable information of prospective and current residents, employees and third party service providers. The continued secure processing and maintenance of such information is critical to Front Yard's operations and business strategy. Despite Front Yard's security measures, the integration of HavenBrook’s information technology and infrastructure with Front Yard's technology systems may result in increased vulnerability to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Any such breach could compromise Front Yard's networks, and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to Front Yard's operations and the services it provides to customers or damage its reputation, any of which could adversely affect Front Yard's results of operations, reputation and competitive position.

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

Altisource Asset Management Corporation
Date:	August 9, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer