Form 10-Q
period 2018-09-30
Altisource Asset Management Corp
filed 2018-11-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 2, 2018, 1,632,995 shares of our common stock were outstanding (excluding 1,225,993 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2018

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$30,194	$33,349
Short-term investments	279	625
Front Yard common stock, at fair value	17,625	19,266
Receivable from Front Yard	4,006	4,151
Prepaid expenses and other assets	1,172	1,022
Total current assets	53,276	58,413
Other non-current assets	1,638	1,974
Total assets	$54,914	$60,387

Current liabilities:
Accrued salaries and employee benefits	$4,603	$5,651
Accounts payable and other accrued liabilities	888	2,085
Total liabilities	5,491	7,736

Commitments and contingencies (Note 3)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017; redemption value $250,000	249,701	249,546

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,835,046 and 1,613,852 shares issued and outstanding, respectively, as of September 30, 2018 and 2,815,122 and 1,599,210 shares issued and outstanding, respectively, as of December 31, 2017	28	28
Additional paid-in capital	41,475	37,765
Retained earnings	30,899	38,970
Accumulated other comprehensive loss	—	(1,330)
Treasury stock, at cost, 1,221,194 shares as of September 30, 2018 and 1,215,912 shares as of December 31, 2017	(272,680)	(272,328)
Total stockholders' deficit	(200,278)	(196,895)
Total liabilities and equity	$54,914	$60,387

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Management fees from Front Yard	$3,613	$3,966	$10,984	$12,176
Conversion fees from Front Yard	35	163	151	1,201
Expense reimbursements from Front Yard	286	300	767	706
Total revenues	3,934	4,429	11,902	14,083
Expenses:
Salaries and employee benefits	4,605	5,035	13,343	15,003
Legal and professional fees	474	899	1,293	1,919
General and administrative	993	778	2,783	2,661
Total expenses	6,072	6,712	17,419	19,583
Other income (loss):
Change in fair value of Front Yard common stock	698	—	(1,641)	—
Dividend income on Front Yard common stock	244	244	731	731
Other income	58	41	150	68
Total other income (loss)	1,000	285	(760)	799
Loss before income taxes	(1,138)	(1,998)	(6,277)	(4,701)
Income tax expense	17	127	309	484
Net loss	(1,155)	(2,125)	(6,586)	(5,185)
Amortization of preferred stock issuance costs	(52)	(52)	(155)	(155)
Net loss attributable to common stockholders	$(1,207)	$(2,177)	$(6,741)	$(5,340)

Loss per share of common stock – basic:
Loss per basic share	$(0.75)	$(1.38)	$(4.19)	$(3.42)
Weighted average common stock outstanding – basic	1,613,413	1,574,822	1,609,932	1,562,056

Loss per share of common stock – diluted:
Loss per diluted share	$(0.75)	$(1.38)	$(4.19)	$(3.42)
Weighted average common stock outstanding – diluted	1,613,413	1,574,822	1,609,932	1,562,056

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(1,155)	$(2,125)	$(6,586)	$(5,185)

Other comprehensive (loss) income:
Change in fair value of Front Yard common stock (Note 1)	—	(2,973)	—	114
Other comprehensive (loss) income, before tax effect	—	(2,973)	—	114
Tax benefit of other comprehensive (loss) income	—	164	—	—
Total other comprehensive (loss) income	—	(2,809)	—	114

Comprehensive loss	$(1,155)	$(4,934)	$(6,586)	$(5,071)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	19,924	—	6	—	—	—	6
Treasury shares repurchased	—	—	—	—	—	(352)	(352)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	(155)
Share-based compensation	—	—	3,704	—	—	—	3,704
Net loss	—	—	—	(6,586)	—	—	(6,586)
September 30, 2018	2,835,046	$28	$41,475	$30,899	$—	$(272,680)	$(200,278)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	158,201	2	80	—	—	—	82
Treasury shares repurchased	—	—	—	—	—	(5,530)	(5,530)
Amortization of preferred stock issuance costs	—	—	—	(155)	—	—	(155)
Share-based compensation	—	—	5,723	—	—	—	5,723
Change in fair value of Front Yard common stock	—	—	—	—	114	—	114
Net loss	—	—	—	(5,185)	—	—	(5,185)
September 30, 2017	2,795,830	$28	$36,499	$40,805	$(2,548)	$(272,014)	$(197,230)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(6,586)	$(5,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,704	5,723
Change in fair value of Front Yard common stock	1,641	—
Depreciation	325	106
Changes in operating assets and liabilities:
Receivable from Front Yard	145	586
Prepaid expenses and other assets	(150)	(1,310)
Other non-current assets	88	—
Accrued salaries and employee benefits	(1,048)	328
Accounts payable and other accrued liabilities	(1,197)	(2,571)
Net cash used in operating activities	(3,078)	(2,323)
Investing activities:
Investment in short-term investments	(137)	—
Proceeds from maturities of short-term investments	483	—
Investment in property and equipment	(77)	—
Net cash provided by investing activities	269	—
Financing activities:
Proceeds from stock option exercises	24	522
Repurchase of common stock	(352)	(5,530)
Payment of tax withholdings on stock option exercises	(18)	(440)
Net cash used in financing activities	(346)	(5,448)
Net change in cash and cash equivalents	(3,155)	(7,771)
Cash and cash equivalents as of beginning of the period	33,349	40,584
Cash and cash equivalents as of end of the period	$30,194	$32,813

Supplemental disclosure of cash flow information
Income taxes paid	$1,320	$691

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At September 30, 2018 and December 31, 2017, we had 800 and 900 shares outstanding, respectively, and we included the redemption value of these shares of $8,000 and $9,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2018, our Board of Directors declared and paid an aggregate of $0.9 million of dividends on these shares of preferred stock, and in March 2017, our Board of Directors declared and paid an aggregate of $0.6 million of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

Recently issued accounting standards not yet adopted

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2018
Recurring basis (assets):
Front Yard common stock	$17,625	$17,625	$—	$—

December 31, 2017
Recurring basis (assets):
Front Yard common stock	$19,266	$19,266	$—	$—

We did not transfer any assets from one level to another level during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of September 30, 2018 and December 31, 2017, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions. We recorded dividends on Front Yard's common stock of $0.2 million and $0.7 million during the three and nine months ended September 30, 2018, respectively, and we recorded dividends on Front Yard's common stock of $0.2 million and $0.7 million during the three and nine months ended September 30, 2017, respectively.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Front Yard common stock	$20,596	$—	$2,971	$17,625

December 31, 2017
Front Yard common stock	$20,596	$—	$1,330	$19,266

3. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2017. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. The following updates and restates the description of the previously reported matters:

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

No incentive management fee under the AMA has been earned by us for the third quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of September 30, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 40.68% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2018 and 2017, we granted 1,866 and 2,001 shares of restricted stock, respectively, to our Directors, with a weighted average grant date fair value per share of $64.30 and $89.93, respectively.

We recorded $1.1 million and $3.7 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2018, respectively, and we recorded $1.7 million and $5.7 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, we had an aggregate $2.5 million and $4.5 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.0 year and 1.2 years, respectively.

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

As of September 30, 2018 and December 31, 2017, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the nine months ended September 30, 2018 and 2017.

The following table sets forth the components of our deferred tax assets:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Stock compensation	$415	$374
Accrued expenses	480	550
Available-for-sale securities	379	307
Net operating losses	96	114
Other	34	29
	1,404	1,374
Deferred tax liability:
Depreciation	9	14
	1,395	1,360
Valuation allowance	(905)	(828)
Deferred tax asset, net	$490	$532

7. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,155)	$(2,125)	$(6,586)	(5,185)
Amortization of preferred stock issuance costs	(52)	(52)	(155)	(155)
Numerator for basic and diluted EPS – loss attributable to common stockholders	$(1,207)	$(2,177)	$(6,741)	$(5,340)

Denominator
Weighted average common stock outstanding – basic	1,613,413	1,574,822	1,609,932	1,562,056
Weighted average common stock outstanding – diluted	1,613,413	1,574,822	1,609,932	1,562,056

Loss per basic common share	$(0.75)	$(1.38)	$(4.19)	$(3.42)
Loss per diluted common share	$(0.75)	$(1.38)	$(4.19)	$(3.42)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Reversal of amortization of preferred stock issuance costs	$52	$52	$155	$155

Denominator
Stock options	21,194	40,310	24,109	66,235
Restricted stock	47,888	40,311	37,698	40,537
Preferred stock, if converted	200,000	200,000	200,000	200,000

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

Our strategy for Front Yard is to build long-term shareholder value through the efficient management and continued growth of its portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for Front Yard that, in our view, offers attractive yield opportunities for Front Yard that should benefit AAMC in the form of growing management fees as Front Yard continues to grow.

Management Overview

On August 8, 2018, we assisted Front Yard in its achievement of two significant milestones. First, Front Yard completed the acquisition of an additional 3,236 SFR properties (the “RHA Acquired Properties”), expanding its SFR portfolio to approximately 15,000 homes. This acquisition enhanced Front Yard's presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. Second, Front Yard completed the acquisition of HavenBrook Partners, LLC (“HavenBrook”), the property management firm that managed the RHA Acquired Properties. HavenBrook provides Front Yard with an internal property management service company that we expect will allow Front Yard to provide excellent service to its tenants with an efficient and cost-effective property management platform. The combined purchase price was $485.0 million. We refer to this transaction as the “HB Acquisition.”

As of October 31, 2018, Front Yard had transitioned 2,245 homes previously managed by Altisource S.à r.l., a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), onto the newly acquired HavenBrook property management platform. We anticipate that the remainder of the ASPS-managed homes will be transitioned to HavenBrook before December 31, 2018.

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

In addition to this transformative transaction, during the third quarter of 2018, we continued to assist Front Yard in the liquidation of its remaining non-rental REO properties and mortgage loans with only 133 such properties and only 76 loans remaining at September 30, 2018. In addition, we continually evaluate the performance of Front Yard's SFR portfolio and market certain rental properties for sale that do not meet its strategic objectives, and we have identified 763 former rental properties for sale as of September 30, 2018. These property sales allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet and to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as Front Yard and we determine will best serve Front Yard's stockholders.

On September 4, 2018, we managed Front Yard's amendment and restatement of its repurchase agreement with Credit Suisse (“CS”) to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a fixed spread of 3.00%, resulting in a net lower cost of financing for Front Yard.

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

No incentive management fee under the AMA has been earned by us for the third quarter of 2018 because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. As of September 30, 2018, Front Yard's aggregate return shortfall under the AMA was approximately 40.68% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017.

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from Front Yard of $3.6 million and $11.0 million during the three and nine months ended September 30, 2018, respectively, compared to $4.0 million and $12.2 million during the three and nine months ended September 30, 2017, respectively. The decrease in base management fees is primarily driven by a decline in Front Yard's average invested capital (as defined in the AMA).

We received conversion fees from Front Yard of $35,000 and $0.2 million during the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $1.2 million during the three and nine months ended September 30, 2017, respectively. This decrease is primarily due to fewer loans and REO properties converting to rental properties during 2018 as we continue to pare the small number of remaining legacy assets of Front Yard. We expect that the conversion fees will continue to decline as we complete the disposition of Front Yard's non-rental assets.

We recognized expense reimbursements due from Front Yard of $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits were $4.6 million and $5.0 million during the three months ended September 30, 2018 and 2017, respectively. The decrease in salaries and benefits in 2018 is primarily due to reduced share-based compensation expense related to restricted stock grants to management, partially offset by higher salaries and benefits associated with increased headcount.

Salaries and employee benefits were $13.3 million and $15.0 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease in salaries and benefits during the nine months ended September 30, 2018 is primarily due to reduced share-based compensation expense related to restricted stock grants to management, partially offset by higher salaries and benefits associated with increased headcount.

Legal and Professional Fees

Legal and professional fees were $0.5 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively. This decrease is primarily due to a decrease in litigation-related expenses.

Legal and professional fees were $1.3 million and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively. This decrease is primarily due to a decrease in litigation-related expenses.

General and Administrative Expenses

General and administrative expenses were $1.0 million and $0.8 million during the three months ended September 30, 2018 and 2017, respectively. This increase was primarily due to increased travel costs during 2018.

General and administrative expenses were $2.8 million and $2.7 million during the nine months ended September 30, 2018 and 2017, respectively. This increase was primarily due to increased occupancy and travel costs during 2018, partially offset by decreased share-based compensation expense related to non-employee awards that became fully vested during the second quarter of 2017.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.7 million compared to $(3.0) million (gross of related deferred tax benefit of $0.2 million) during the three months ended September 30, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange (“NYSE”).

The change in fair value of Front Yard common stock was $(1.6) million compared to $0.1 million during the nine months ended September 30, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the NYSE.

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

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0.2 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.7 million for each of the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $30.2 million and short-term investments of $0.3 million compared to cash and cash equivalents of $33.3 million and short-term investments of $0.6 million as of December 31, 2017. The reduction in the cash and cash equivalents in 2018 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses. At September 30, 2018, we also had $17.6 million in Front Yard common stock, a decrease from $19.3 million as of December 31, 2017, due to the decrease in Front Yard’s stock price during the first nine months of 2018. We also continue to generate asset management fees from Front Yard under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At September 30, 2018, a total of $265.6 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $34.4 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(3,078)	$(2,323)
Net cash provided by investing activities	269	—
Net cash used in financing activities	(346)	(5,448)
Total cash flows	$(3,155)	$(7,771)

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from the maturities of short-term investments, net of investments in short-term investments. We had no investing cash flows during the nine months ended September 30, 2017.

Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 primarily related to repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017. The following updates and restates the description of the previously reported matters:

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

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2017 other than the risk factors provided below in connection with Front Yard's HB Acquisition and the FYR SFR Loan Agreement. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 (the “Form 10-K”). As applicable, the risk factors included in the Form 10-K that relate to Front Yard's property management should be read to include reference to HavenBrook, and risk factors that relate to Front Yard's borrowings should be read to include reference to the FYR SFR Loan Agreement.

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

Prior to the HB Acquisition, Front Yard had relied on third parties (ASPS and MSR) to provide property management services for the properties in its SFR portfolio. As a result, neither we nor Front Yard have direct experience operating a property manager directly. If Front Yard's newly acquired property manager is unable to effectively perform property management services at the level and/or the anticipated cost or if allocated resources are insufficient to meet Front Yard's property management needs, it would adversely affect Front Yard's performance. Through HavenBrook, Front Yard will have direct responsibility for the management of a significant proportion of the properties in its SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS properties that we move to the HavenBrook platform. In addition, Front Yard will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to its homes, tenants and prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit its ability to increase rental rates. Because neither we nor Front Yard have experience operating a property manager, it is difficult to evaluate Front Yard's potential future performance.

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

Front Yard is now exposed to labor and employment risks to which it has not historically been exposed.

Prior to the HB Acquisition, Front Yard had no employees of its own. With the completion of the HB Acquisition, Front Yard now has employees of its own managing the internal property management function, and it has and may continue to also move some ASPS employees into its internal property manager as well. As an employer, Front Yard is now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, Front Yard bears the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for its employees.

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

The acquisition of HavenBrook requires Front Yard to integrate its separate technology systems, which may increase information security risks. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of HavenBrook’s business, it acquires and stores sensitive data, including intellectual property, proprietary business information and personally identifiable information of prospective and current residents, employees and third party service providers. The continued secure processing and maintenance of such information is critical to Front Yard's operations and business strategy. Despite Front Yard's security measures, the integration of HavenBrook’s information technology and infrastructure with Front Yard's technology systems may result in increased vulnerability to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Any such breach could compromise Front Yard's networks, and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to Front Yard's operations and the services it provides to customers or damage its reputation, any of which could adversely affect Front Yard's results of operations, reputation and competitive position.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized a stock repurchase plan of up to $300.0 million of common stock. During the third quarter of 2018, we repurchased an aggregate of 2,000 shares for an aggregate purchase price of $0.1 million. As of September 30, 2018, we have remaining approximately $34.4 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending September 30, 2018 (in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	$—	1,190,606	$34,484
August 1, 2018 to August 31, 2018	2,000	62.74	1,192,606	34,359
September 1, 2018 to September 31, 2018	—	—	1,192,606	34,359
For the quarter ended September 31, 2018	2,000	62.74	1,192,606	34,359
__________

(1)	Since Board approval of repurchases is based on a dollar amount, we cannot estimate the number of shares remaining to be purchased.

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

Altisource Asset Management Corporation
Date:	November 7, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer