Form 10-K
period 2018-12-31
Altisource Asset Management Corp
filed 2019-02-27
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36063

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 Tamarind Reef
Christiansted, United States Virgin Islands 00820
(Address of principal executive office)

(340) 692-1055
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of exchange on which registered)
Common stock, par value $0.01 per share	NYSE American

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

The aggregate market value of common stock held by non-affiliates of the registrant was $40.6 million, based on the closing share price as reported on the New York Stock Exchange on June 29, 2018 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 21, 2019, 1,584,668 shares of our common stock were outstanding (excluding 1,292,740 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2019 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Asset Management Corporation
December 31, 2018

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “ASPS” refer to Altisource S.à r.l. and Altisource Portfolio Solutions N.A. and their respective consolidated subsidiaries, unless otherwise indicated.

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

•	our failure to maintain Front Yard's qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

ii

Part I

Item 1. Business

Overview

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and we commenced operations in December 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We operate in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

Our primary client is Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

On March 31, 2015, we entered into the asset management agreement with Front Yard (the “AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for loans and real estate owned (“REO”) properties that become rental properties during each quarter; therefore, our operating results are highly dependent on Front Yard's operating results. See the “Asset Management Agreement” section for additional details of the AMA.

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

On August 8, 2018, Front Yard acquired HavenBrook Partners, LLC (“HavenBrook” or the “internal property manager”), a full-service property management company and a Delaware limited liability company, as well as the 3,236 homes managed by HavenBrook (the “RHA Acquired Properties”). The acquisition of HavenBrook provides Front Yard with an internal property manager and an efficient, scalable property management platform that is designed to provide tenants with excellent service. As Front Yard continues to grow, this platform will allow Front Yard to benefit from economies of scale that will enhance long-term value for its stockholders. We refer to this transaction as the “HB Acquisition.” Prior to the HB Acquisition, Front Yard relied exclusively on two external property management vendors, Main Street Renewal, LLC (“MSR”) and Altisource S.à r.l. (“ASPS”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of certain of its SFR properties.

Upon the acquisition of HavenBrook, Front Yard commenced the internalization of its property management function, and we expect that substantially all of Front Yard's single-family rental assets will be managed by HavenBrook by March 31, 2019. On August 8, 2018, Front Yard amended its property management service agreement with Altisource S.à r.l. to, among other things, move all homes managed by ASPS onto the internal property management platform. The transition of homes away from ASPS was completed in November 2018, and, as of December 31, 2018, ASPS no longer serves as a property manager for Front Yard. On December 7, 2018, Front Yard amended also its property management service agreements with MSR (the “MSR Termination Agreements”) to provide for the transition of the SFR properties managed by MSR to the internal property management platform. As of February 21, 2019, 12,868 properties were managed on the internal property management platform.

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

Front Yard's Business Strategy

We are committed to assisting Front Yard in executing its strategy of being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for its investors. We have guided significant growth in Front Yard's portfolio of SFR properties in recent years. The HB Acquisition and subsequent internalization of the property management function, under our management, has provided Front Yard with additional opportunities to deliver an excellent tenant experience and manage its rental homes efficiently and in line with its key operating targets.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in SFR demand. Front Yard targets the moderately priced single-family home market to acquire rental properties, which in our view, not only provide safe, comfortable homes for Front Yard's residents, but also offer attractive yield opportunities.

We expect Front Yard to hold SFR properties over the long term with a focus on developing Front Yard's brand. We also believe that, given the limited institutional penetration to date into the SFR marketplace, Front Yard's ability to acquire and effectively manage assets with attractive yields in strategic markets provides Front Yard with a significant opportunity to establish itself as a leading SFR equity REIT.

From an operational standpoint, Front Yard has established an extensive renovation and property management infrastructure that provides it with geographic reach and a scalable property management structure that will allow Front Yard to grow in a cost-efficient manner.

Front Yard's Acquisition Strategy

Through the judicious use of cash under our management, Front Yard's strong financing relationships and the sale of non-core assets, Front Yard has capitalized on opportunities to buy large portfolios and smaller pools of stabilized rental homes and individual residential properties at attractive yields. Front Yard continues to have access to funding and may execute upon acquisition opportunities as they become available.

We have been successful in our pursuit of this strategy on Front Yard's behalf to date, having increased Front Yard's SFR portfolio to approximately 15,000 homes at December 31, 2018 from approximately 3,000 at December 31, 2015. We expect Front Yard to continue to opportunistically source, bid on and acquire SFR properties that meet its targeted metrics under our management over the course of 2019.

Strengths that AAMC Brings to Front Yard

We are committed to a business strategy that will enable Front Yard to efficiently manage and continue to grow its SFR portfolio and to become one of the largest nationwide SFR REITs. Our goal is to enhance Front Yard's long-term stockholder value through the execution of its business plan with a focus on its competitive strengths. We believe these strengths will enable Front Yard to grow and provide strong stabilized results over time, which we expect will, in turn, result in improved results for AAMC. Front Yard's strong competitive position is based on the following strengths through our management:

•
Acquisition Strategy Enables Front Yard to Continue Building a Portfolio that Targets Attractive Yields to its Stockholders. Through our personnel and technical expertise, we have developed a disciplined market and asset selection approach and a valuation model for Front Yard that uses proprietary and market data to evaluate and project the performance of SFR assets. This valuation model has been built with multiple broad economic and geographic inputs as well as numerous property-level inputs to determine which properties will produce attractive yields and how much to pay for these properties to best achieve optimal results. These internally developed tools help Front Yard to evaluate the most attractive SFR properties for sale. We also leverage Front Yard's property inspection, management and rental infrastructure and related data flows to identify and acquire attractive assets in any geographical locations into which Front Yard desires to grow. We intend to continue to build Front Yard's internal property management structure, which will allow Front Yard to focus on strategic geographical areas, develop regional experience to continually refine Front Yard's acquisition strategy and achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believe that Front Yard's focus on affordable housing provides it with a potential advantage, as we believe this is an underserved market segment that provides Front Yard with attractive yield and growth opportunities.

•
Extensive Internal Property Management Infrastructure. With the internal property manager and the support of its growing nationwide vendor networks, we believe that Front Yard is well positioned to operate and manage SFR properties across the United States at an attractive cost structure. The HB Acquisition has provided Front Yard with an excellent, experienced property management team with a successful track-record of internal property management operations and enables Front Yard to capitalize on additional opportunities to enhance its tenants’ experience and improve its operating efficiency for its entire portfolio. We believe that the new internal property management infrastructure provides Front Yard with a cost-efficient, scalable platform that will be a key factor in its success as it continues to grow.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of Front Yard's key strengths. Our team has a broad and deep knowledge of the real estate market with decades of experience in real estate, mortgage trading, housing, financial services and asset management. Their experience in the real estate industry brings a wealth of understanding of the markets in which Front Yard operates and can help Front Yard build its portfolio in a manner that brings attractive potential returns to its stockholders. Management and its supporting teams have expertise and extensive contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, Front Yard has been able to strategically sell non-core assets to sustain a strong dividend while also using the liquidity generated from these sales to increase the size of its SFR portfolio. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new SFR assets will help Front Yard to appropriately value the portfolios at the time of purchase and to operate them profitably as Front Yard continues to grow.

Asset Management Agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its internal and external property managers; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

Internalization of Scalable Property Management Platform

The HB Acquisition provides Front Yard with an efficient, scalable internal property management platform that provides tenants with excellent service and allows Front Yard to benefit from economies of scale. With HavenBrook, Front Yard has direct, internally managed control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which will enhance its ability to control costs and generate long-term returns to its stockholders. As of December 31, 2018, Front Yard had 140 employees who serviced 7,400 homes in 23 MSAs across 16 states, and Front Yard works directly with over 300 vendors providing services to its homes with capacity to process over 500 turns per month. When the remaining SFR properties serviced by MSR are transitioned to the internal platform, Front Yard will directly service approximately 15,000 homes.

The transition to internal property management has also provided Front Yard with the opportunity to develop its brand and enhance the tenant experience. The internal property manager has allowed Front Yard to develop a unified approach to renovation management, repair and maintenance, vendor contracting and material supply chain management in an effort to create a consistent look and feel for its SFR properties. Over time, we expect Front Yard to develop a nationally recognized brand that is known for consistent quality at affordable prices.

This internal property management platform is driven by proprietary technology solutions that support tenant experience and enhance operational efficiency and performance. In addition to in-house technicians, efficient back-office support evaluates and solicits the appropriate external vendors to perform required work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and utilizes technology to review and assess properties. We believe this technology-driven property management infrastructure will result in increased long-term value for Front Yard's stockholders, which will in turn benefit AAMC.

Front Yard's Investment Process

We continue to provide personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, our capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. Through close collaboration with Front Yard's internal property management team, we are able to source and acquire properties that fit Front Yard's investment strategy and integrate well with Front Yard's property management infrastructure. This expertise and coordination has enabled us to strategically grow Front Yard's SFR portfolio to approximately 15,000 homes, the majority of which were stabilized rentals at the time of acquisition.

Front Yard's Financing Strategy

Front Yard intends to continue to finance its real estate investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Front Yard's financing sources may include bank credit facilities, term financing, warehouse lines of credit, securitization financing, seller financing arrangements, structured financing arrangements and repurchase agreements, among others. Front Yard may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions.

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

The objective of Front Yard’s investment policy is to oversee our efforts to achieve a return on assets consistent with Front Yard’s business objectives and to maintain adequate liquidity to meet Front Yard’s financial covenants and regular cash requirements.

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

Broad Investment Policy Risks

Front Yard's investment policy is very broad. Therefore, its Investment Committee and we have extensive latitude in determining the types of assets that are appropriate investments for Front Yard and to make individual investment decisions. In the future, we may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Front Yard's Board of Directors will periodically review its investment policy and its investment portfolio but will not typically review or approve each proposed investment made by us unless, for example, it falls outside our previously approved investment policy or constitutes a related party transaction.

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

Employees

As of December 31, 2018, we had 103 full-time employees in the USVI, the United States, the Cayman Islands and India. Our employees undertake asset management functions for Front Yard that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. Our executive officers are also officers of Front Yard.

We employ a dedicated General Counsel for Front Yard. Although he is not employed by Front Yard, his primary duties are to act as Front Yard's General Counsel, and he reports to Front Yard's Board of Directors and Chief Executive Officer. Front Yard also directs and approves his compensation and reimburses us for all costs associated with his employment.

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

Front Yard's Competition

Front Yard faces competition from various sources for the acquisition of SFR properties. Front Yard's competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, Front Yard relies upon the substantial industry expertise of our management team and its coordination with the internal property management team in determining the optimal markets to purchase homes. We believe our relationship with Front Yard and the terms of the AMA provide Front Yard with a competitive advantage and help Front Yard assess the investment risks and determine appropriate pricing. We expect Front Yard's current focus on directly acquiring SFR properties in our preferred market segments will continue to allow Front Yard to compete more effectively for attractive investment opportunities. Front Yard's competitive position is also reliant on the management team and experienced personnel at its newly acquired internal property manager. The internal property management platform has had a successful track record managing the properties it managed prior to the HB Acquisition, and we believe this platform has been built for scale and will enable Front Yard to capitalize on additional opportunities to enhance its tenants’ experience and improve its operating efficiency for its entire portfolio as it grows. However, there can be no assurance that Front Yard will be able to achieve its business goals or expectations due to the competitive pricing and other risks that it faces. Front Yard's competitors may have greater resources and access to capital and higher risk tolerances than Front Yard, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

Front Yard also faces significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, Front Yard will rely upon the ability of our management team and the internal property manager to supervise the renovation, yield management and property management services on its acquired properties. We also believe that Front Yard's focus on affordable housing provides it with a potential advantage, as Front Yard is focused on providing a single-family option to residents who might not be able to afford or qualify for a mortgage, which we believe will result in lower tenant turnover. Despite these efforts, some of Front Yard's competitors' SFR properties may be of better quality, be in more desirable locations or have leasing terms more favorable than Front Yard offers. In addition, Front Yard's ability to compete and meet its return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that Front Yard will be successful in acquiring or managing SFR properties that satisfy its return objectives.

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

Governmental Regulations

Outside of routine business and regulatory filings to continue our registration as an investment adviser, we do not believe there are any governmental regulations that will materially affect the conduct of our asset management business.

Front Yard’s Governmental Regulations. Certain of Front Yard’s properties are subject to the rules of the various Home Owners Associations (“HOAs”) where such properties are located. HOAs are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. HOA rules and regulations typically consist of various restrictions or guidelines regarding use and maintenance of the property. In addition, Front Yard’s properties are subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. We believe that, under our management, Front Yard is in material compliance with such covenants, local laws and regulatory requirements and HOA rules and regulations. Front Yard also requires that its tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act Applicable to Front Yard. The Fair Housing Act (“FHA”) and its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that, under our management and that of its internal property manager, Front Yard’s properties are in substantial compliance with the FHA and other regulations.

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

In March 2015, we entered into the AMA with Front Yard. The AMA, which became effective on April 1, 2015, provides for the management fee structure described under “Item 1. Business - Asset Management Agreement with Front Yard.” The three components of the fee structure are the base management fee, which is currently 2.0% of Front Yard’s average invested capital (as defined in the AMA); the conversion fee, which is 1.5% of the market value of the single-family homes leased by Front Yard for the first time during the quarter; and the incentive management fee, which is currently 25% of the amount, if any, by which Front Yard’s return on invested capital (based on AFFO as defined in the AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee.

Since the effective date of the AMA, we have not yet earned any incentive management fees because Front Yard has not achieved a return in invested capital, as defined in the AMA, of greater than the required quarterly hurdle in any quarter since April 1, 2015. In addition, since Front Yard’s performance has resulted in shortfalls of the required return on invested capital for the past seven quarters, those shortfalls have been added to the return on invested capital Front Yard must achieve before entitling us to an incentive management fee. We cannot be certain as to whether or when we will earn an incentive management fee under the AMA. If Front Yard is unable to achieve a return on invested capital that entitles us to earn an incentive management fee, our operating results and financial condition would be significantly limited, which, absent additional new revenue streams, could materially and adversely affect us.

Front Yard is our primary client, and we are primarily reliant on Front Yard to generate our revenues. A loss of Front Yard as a client and/or our inability to obtain or develop new clients would materially adversely affect us.

Front Yard currently is our primary customer. The loss of this key customer or its failure to pay us would adversely affect our revenues, results of operations and financial condition. Despite Front Yard’s or our efforts, Front Yard may fail to substantially grow or have adverse financial performance for a number of reasons, including, without limitation, failure to maintain adequate liquidity, an inability to grow through equity offerings and/or debt facilities, generation of poor or inadequate returns or an inability to, or substantial delays in its efforts to, grow or monetize its portfolio. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term or each renewal term. However, Front Yard has the ability to terminate us (a) “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) in connection with certain change of control events. There can be no assurance that Front Yard will not be entitled to terminate us prior to the end of the initial term or any renewal term, particularly after April 2018, if Front Yard’s results do not achieve the required returns for two consecutive years. Front Yard may also make a decision to abandon the SFR business, which may have the constructive effect of terminating the AMA or drastically reducing our fees under the AMA.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

We may not be able to obtain or develop additional clients on acceptable terms or at all. Our ability to attract, develop and/or maintain additional clients may depend, in large part, on the success of Front Yard under our management and our ability to continue to develop and implement Front Yard’s business plan profitably and enable Front Yard to maintain and grow its stockholder returns and dividends. We may be unable to reduce our reliance on Front Yard for management fees, and our failure to do so could materially and adversely affect our results of operations and financial condition and could adversely affect our ability to attract additional clients and the sustainability of our business model.

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

Any amendment, renegotiation or termination of the Asset Management Agreement with Front Yard may adversely affect certain aspects of our business.

We are currently evaluating potential amendments to the existing asset management agreement with Front Yard or the renegotiation of a new asset management agreement to better reflect the evolution of Front Yard's business. The current asset management agreement with Front Yard provides for a base management fee and a conversion fee for properties rented for the first time during a quarter. The current asset management agreement also has a potential incentive management fee structure, which we have not yet earned under the current agreement. Any amendment and/or renegotiation of the asset management agreement may result in a different fee structure or changes to the existing performance criteria, reporting requirements, termination provisions or other material terms. Any such amendment or renegotiation of the asset management agreement would require a negotiation of the terms thereof between our independent directors, in consultation with their independent advisors, and the independent directors of Front Yard. Therefore, it is possible that such a negotiation could result in material changes to the existing asset management agreement and that such changes could adversely affect our financial performance, results from operations, competitive position or our ability to change the asset management structure, at least in the short term. In addition, attempts to amend or renegotiate the asset management agreement may require the time, expense and efforts of our independent directors and management team, may not be successful or could result in a termination of or the ability of either party to terminate the agreement, which could adversely affect our business.

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

Suboptimal economics of real estate-related insurance activities or a failure to commence and/or grow the business of NewSource could adversely impact our investment in NewSource.

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

We are continuing to evaluate NewSource's real estate-related insurance and reinsurance strategy and considering related opportunities. There is no assurance that we will be able to develop or grow NewSource's business strategy or operations or engage in insurance and reinsurance activities at all. In any such event, the business model for NewSource would become challenged or the growth of NewSource would become hampered, which would adversely affect the economics of our investment in NewSource and/or its ability to generate stockholder returns.

We are subject to the risks of securities laws liability and related civil litigation.

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the actions set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. The range of possible resolutions for any potential legal actions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The domestic and international credit markets may be unpredictable. In the event that we need additional capital for our business, we may have a difficult time obtaining it and/or the terms upon which we can obtain it may be unfavorable, which would have an adverse impact on our financial performance. In addition, failures of our clients to raise capital or access capital markets could adversely impact their ability to grow and/or generate adequate returns on capital, which could adversely impact any management fees we earn.

Our business could be significantly impacted if we suffer failure or disruptions of our information systems.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day activities, most services of which are provided through ASPS. Thus, our business requires the continued operation of ASPS's sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, loss, system malfunction and other events that are beyond our control. Systems interruptions could reduce our ability to provide our services and could have an adverse effect on our operations and financial performance. We have also been developing our own internal information technology structure for our and Front Yard's business and are in the process of moving our technology systems away from ASPS. There can be no guarantees that these initiatives will be successful on a timely basis or at all. Our inability to replace or successfully replicate these information services from a third party or develop them internally could have an adverse impact on our business and results of operations.

Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.

We are incorporated under the laws of the USVI and are headquartered in the USVI. The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a thirty year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% tax credit on USVI-source income so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.

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

United States persons who, directly or indirectly or through attribution rules, own 10% or more of our shares (“United States 10% Stockholders”), based on either voting power or value, may be subject to the controlled foreign corporation (“CFC”) rules. Under the CFC rules, each United States 10% stockholder must annually include his pro rata share of the CFC's “Subpart F income,” even if no distributions are made. Also, all capital gains from the sale of PFIC shares will be treated as ordinary income for federal income tax purposes and thus are not eligible for preferential long-term capital gains rates.

We believe that the dispersion of our ordinary shares among holders will generally prevent new stockholders who acquire shares from being United States 10% Stockholders. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax adviser concerning the CFC rules.

United States tax-exempt organizations who own shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization, you may recognize unrelated business taxable income with respect to our insurance-related income if a portion of our Subpart F income is allocated to you. In general, Subpart F income will be allocated to you if we are a CFC and you are a United States 10% Stockholder and certain exceptions do not apply. In general, with respect to insurance revenues related to NewSource, we will be treated as a CFC only if NewSource would be taxed as an insurance company were it a U.S. corporation, its applicable insurance liabilities exceed 25% of its total assets and elective relief provisions do not apply. Although we do not believe that any United States persons will be allocated Subpart F income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax adviser regarding the risk of recognizing unrelated business taxable income.

We may in the future become subject to the Global Intangible Low-Taxed Income provisions.

The Tax Cuts and Job Reform Act requires U.S. stockholders of CFCs to include in income, as a deemed dividend, the global intangible low-taxed income (“GILTI”) of the CFCs. The GILTI regime is designed to decrease the incentive for a U.S. group to shift corporate profits to low-taxed jurisdictions. We are not currently impacted by the GILTI provisions, as the entirety of the aggregate net income for each of our CFCs is excluded from our “net tested income” (the basis on which the tax is calculated), as it constitutes Subpart F income and is subject to an effective foreign tax rate greater than 90% of the maximum U.S. corporate income tax rate. We cannot rule out the possibility that we will in the future find ourselves subject to the GILTI rules, should the income of our CFCs no longer be entirely Subpart F income and be taxed at a foreign tax rate greater than 90% if the U.S. corporate income tax rate.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2018, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

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

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with Front Yard, including where necessary, certain of our officers recusing themselves from discussions on, and approvals of, transactions with Front Yard. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Front Yard. Although we continue to seek ways to lessen many of these potential conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Front Yard or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with Front Yard.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to, the following:

•	variations in actual or anticipated results of our operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of by securities analysts;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships with Front Yard and MSR;

•	failure of HavenBrook and MSR to provide effective and cost efficient property management services;

•	actual or anticipated accounting problems;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of Front Yard;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the NYSE American;

•	failure of Front Yard to qualify or maintain qualification as a REIT;

•	failure of Front Yard to maintain its exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of our key personnel.

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

Risks to Us Related to Front Yard’s Business Risks and Operating Performance

Front Yard is our primary source of revenue and will drive our potential future growth. Any risk associated with Front Yard's business that would adversely affect its ability to generate revenue and pay distributions to its stockholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the management fees paid to us by Front Yard. Any risk that ultimately adversely affects Front Yard could adversely affect the revenues we can generate under the asset management agreement, our results of operations and our financial condition. The risks related to Front Yard’s business are provided below.

Front Yard has a limited and evolving operating history. If Front Yard is unable to implement its business strategy as planned, it will be materially and adversely affected.

Front Yard commenced operations approximately six years ago, and its business model is relatively untested and evolving. Businesses like Front Yard’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict Front Yard’s results of operations, financial condition and cash flows. Front Yard only began to generate residential rental revenue during 2013, and its historical financial results have been partially attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to its acquisition strategy and evolving market conditions, Front Yard has not completed any residential mortgage loan portfolio acquisitions since 2014, Front Yard do not anticipate further acquisitions of such loans. There can be no assurance that Front Yard will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

Front Yard has experienced significant growth in its rental portfolio and anticipates further growth, which may result in our inability to effectively manage its SFR portfolio, including, but not limited to, delays in renovations, suboptimal tenant underwriting and other operational inefficiencies that could reduce Front Yard's profitability or damage its reputation. Generally, we expect that Front Yard's SFR portfolio may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of SFR properties. The timing and extent of Front Yard's success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

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

Front Yard's success has been, may continue to be, largely dependent on its ability use its remaining free capital or to raise equity capital and obtain debt financing to increase the size of its rental portfolio, manage its existing assets and generate attractive stockholder returns. Front Yard requires significant financial resources and relies on cost-effective leverage to maintain its obligations under its debt facilities and to continue to acquire portfolios of SFR properties. If Front Yard is unable to continue to raise equity capital, leverage its portfolio through financing facilities with optimal costs of debt or if Front Yard's leverage ratios are too high, its current portfolio and cash from operations may become inadequate to meet its financial obligations, and any such failures would have a material adverse impact on the management fees we earn under the AMA.

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

There can be no assurance that Front Yard will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Front Yard's ability to make or sustain distributions to its stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to its SFR and REO properties; Front Yard's relatively new internal property management platform and its ability to accommodate growth; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in Front Yard’s SFR portfolio; its ability to sell its remaining non-rental REO properties and mortgage loans on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that Front Yard will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Front Yard's investment strategy, which could materially and adversely affect our results of operations and financial condition.

Front Yard has leveraged its investments and expects to continue to do so, which may materially and adversely affect its return on investments and may reduce cash available for distribution to Front Yard's stockholders.

To the extent available, we intend to continue to leverage Front Yard's investments through borrowings, the level of which may vary based on the particular characteristics of Front Yard's investment portfolio and on market conditions. We have leveraged certain of Front Yard's investments to date through its repurchase agreements. Front Yard's financing agreements generally require it to comply with various financial covenants, including, without limitation, the following:

•	reporting requirements to the agent or lender,

•	minimum adjusted tangible net worth requirements,

•	minimum net asset requirements,

•	limitations on the indebtedness,

•	minimum levels of liquidity, including specified levels of unrestricted cash,

•	limitations on sales and dispositions of properties collateralizing certain of the loan agreements,

•	various restrictions on the use of cash generated by the operations of properties, and

•	a minimum fixed charge coverage ratio.

We expect any of Front Yard's future financing arrangements will have similar provisions. In the event that it is unable to satisfy these requirements, Front Yard could be forced to sell additional investments at a loss, which could materially and adversely affect Front Yard.

Front Yard's financing agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that the SFR properties and other assets that collateralize these facilities do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Front Yard's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, Front Yard's outstanding financing agreements contain, and we expect any future financing agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer and property manager termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. Because Front Yard's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Front Yard incurs on its repurchase and other financing agreements could materially and adversely affect Front Yard.

Front Yard has utilized term financing arrangements, loan agreements, repurchase agreements, seller financing arrangements and securitization transactions to finance its portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which may have similar risks to other financing arrangements, including, but not limited to, covenant compliance, events of default, acceleration and margin calls.

The percentage of leverage Front Yard employs, which could increase substantially in the future, varies depending on assets in its portfolios, its available capital, its ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of its investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to Front Yard in the future or that existing sources of financing will continue to be available to it. Front Yard's governing documents contain no limitation on the amount of debt it may incur. In general, the use of leverage amplifies Front Yard's results, both positively and negatively. If Front Yard does not achieve its targeted results, Front Yard's return on its investments and cash available for distribution to its stockholders may be reduced, and the cost of its financing could exceed the revenues it generates from its portfolio. Front Yard's debt service payments will reduce cash flow available for distribution to stockholders. Front Yard may not be able to meet its debt service obligations and, to the extent that it cannot, it risks the loss of some or all of its assets to foreclosure or sale to satisfy the obligations.

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

Front Yard's inability to make interest and/or principal payments on its single-family rental financing arrangements would have a material adverse effect on its results of operations and financial condition.

Front Yard has entered into various term financing loans to finance its portfolio of SFR properties. These loans (the “SFR Loans”) are each secured by the membership interests in the applicable subsidiary of Front Yard that owns the underlying properties (each, an “SFR Borrower”) and the properties and other assets held by such SFR Borrower. Upon the occurrence of a default of the payment of principal and/or interest on one or more of the SFR Loans, recourse may generally be had against the assets of the applicable SFR Borrower and the membership interests in such SFR Borrower. The primary security and source of payment for the SFR Loans is the cash flows generated by the properties and the other collateral described in the underlying loan agreements (the “SFR Loan Agreements”). Since revenues from the properties held by the relevant SFR Borrower generally serve as the primary source for monthly payments due on the corresponding SFR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of such SFR Borrower to make payments with respect to such SFR Loan may be impaired. Similarly, the SFR Loan Agreements require the applicable SFR Borrower to make a balloon payment at the ultimate maturity date of the corresponding SFR Loan. The ability of the relevant SFR Borrower to sell and/or refinance the properties and to make the payment on the maturity date or the equity owner of the SFR Borrower (each a “SFR Equity Owner”), to sell and/or refinance its equity interest in such SFR Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If an SFR Borrower is unable to make payments under the applicable SFR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of such SFR Borrower and the properties and other assets of such SFR Borrower to satisfy and discharge the corresponding SFR Loan obligations. In such an event, Front Yard's overall results of operations and financial condition would be materially adversely affected.

Even though the SFR Loans are non-recourse to Front Yard and all of its subsidiaries other than the relevant SFR Equity Owner and SFR Borrower, Front Yard has agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of the SFR Equity Owners and SFR Borrowers with respect to the SFR Loans and (ii) a portion of the principal amount of the SFR Loans and certain other obligations under the SFR Loan Agreements in the event Front Yard causes certain voluntary bankruptcy events of the applicable SFR Equity Owner or SFR Borrower. Any of such liabilities could have a material adverse effect on Front Yard's results of operations and/or financial condition.

Front Yard utilize repurchase agreement financing structures, and such structures expose Front Yard to risks that could result in losses.

Front Yard have leveraged certain of our investments to date through its repurchase agreements. When Front Yard enters into any repurchase agreement, it may sell residential properties or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to Front Yard at the end of the term of the transaction. Because the cash Front Yard receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Front Yard, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Front Yard to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Front Yard may be required to liquidate assets at a disadvantageous time, which could cause Front Yard to incur losses. In the event Front Yard is unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to Front Yard.

Front Yard may be unable to integrate HavenBrook’s business successfully and realize anticipated synergies and other expected benefits of the HB Acquisition in the anticipated timeframe or at all.

The HB Acquisition and related transactions involved the combination of companies that previously operated as independent companies. In addition, the MSA Amendment Agreement with ASPS required Front Yard to hire certain property management personnel that had been operating the properties previously managed by ASPS. Front Yard has devoted and continue to devote significant management attention and resources to the ongoing integration of HavenBrook’s business practices and operations as well as the acquired personnel from ASPS and other new property management personnel hired as Front Yard grows. The potential difficulties Front Yard may encounter in completing the integration process include, without limitation, the following:

•
the complexities associated with the successful operation of HavenBrook as a property manager, including Front Yard's inability to effectively perform the property management services at the level and/or the anticipated cost or as a result of a failure to allocate sufficient resources to meet Front Yard's property management needs;

•	the complexities associated with integrating personnel from HavenBrook and ASPS, including retaining key HavenBrook employees and hiring additional property management personnel as Front Yard grows;

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

For all these reasons, it is possible that the integration process could result in the distraction of management or inconsistencies in operations, services, standards, controls, policies and procedures, any of which could adversely affect Front Yard's ability to maintain relationships with operators, vendors and/or employees or to achieve the anticipated benefits of the HB Acquisition or could otherwise materially and adversely affect Front Yard's business and financial results.

Front Yard has incurred and will continue to incur expenses related to the HB Acquisition, MSA Amendment Agreement with ASPS and the MSR Termination Agreements and will continue to incur substantial expenses in integrating HavenBrook and transitioning property management services from ASPS and MSR.

Front Yard incurred substantial expenses in connection with completing the HB Acquisition and will continue to incur substantial expenses as it integrates HavenBrook’s business, operations, staff, networks, systems, technologies, policies and procedures with its business. Front Yard also incurred and will continue to incur additional expense related to the transition of property management services performed by ASPS and MSR to the internal property management platform. As of December 31, 2018, ASPS no longer managed any of Front Yard's SFR properties, and the transition of property management for the remaining SFR properties managed by MSR to HavenBrook is expected to be substantially complete by March 31, 2019. During the integration and property management transition process, certain expenses may be duplicated, and Front Yard's expenses will increase, particularly if the services provided by MSR are required for a longer period than anticipated. Factors beyond Front Yard's control could affect the total amount or the timing of its integration and property management transition expenses. Many of the integration and transition expenses that Front Yard incurs, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the HB Acquisition and the transition of property management from ASPS and MSR could, particularly in the near term, exceed the anticipated cost savings related to the integration of HavenBrook and the internalization of property management service following the HB Acquisition. These savings are not expected to be fully realized until Front Yard achieves full integration and completes the property management services transition, which is not expected to occur immediately. If the expenses Front Yard incurs as a result of the HB Acquisition and the property management transition process are higher than anticipated, Front Yard's financial results would be adversely affected.

Front Yard's failure to effectively perform property management functions through HavenBrook or to effectively manage its expanded portfolio and operations could materially and adversely affect Front Yard.

Prior to the HB Acquisition, Front Yard had relied on third parties (ASPS and MSR) to provide property management services for the properties in its SFR portfolio. As a result, prior to August 8, 2018, Front Yard did not have direct experience operating its own property manager. If Front Yard's newly acquired property manager is unable to effectively perform property management services at the level and/or the cost anticipated or sufficient resources to meet our property management needs are not allocated, it would adversely affect Front Yard's performance. Through HavenBrook, Front Yard will have direct responsibility for the management of a significant proportion of the properties in its SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS and MSR properties that Front Yard has moved to the HavenBrook platform. In addition, Front Yard will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to its homes, tenants and prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit Front Yard's ability to increase rental rates. Front Yard does not have experience operating its own property manager, and it is difficult to evaluate its potential future performance.

Front Yard's ability to perform the property management services will be affected by various factors, including, among other things, its ability to maintain sufficient personnel and retain key personnel and the number of our SFR properties that it will manage. For example, following the property management transition anticipated under the MSR Termination Agreements with MSR, the number of properties that HavenBrook managed will almost double. These increases in the number of properties Front Yard manages have required Front Yard to hire a large number of additional qualified personnel, including the ASPS employees that transitioned to the internal property manager. No assurance can be made that Front Yard will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into its organization.

Although we expect that the HB Acquisition and the utilization of HavenBrook as an internal property manager will result in certain benefits for Front Yard, there can be no assurance regarding when or the extent to which Front Yard will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. Front Yard's future success will depend, in part, upon our ability to manage its expansion and integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance Front Yard's expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Front Yard's inability to effectively perform the property management services on the properties through HavenBrook or to effectively manage its expanded portfolio and operations could materially adversely affect Front Yard's business, financial results and share price.

The transition of properties managed by MSR to the HavenBrook property management platform will present challenges that, if not adequately addressed, may adversely impact Front Yard.

Pursuant to the MSR Termination Agreements, Front Yard has agreed to transfer of all of its MSR-managed rental properties to the HavenBrook property management platform by March 31, 2019. In addition, it is possible that certain former employees of ASPS may leave after the transition of the ASPS-managed properties, which may adversely affect the performance of such properties after they are transferred to the HavenBrook platform. As such, Front Yard's failure to efficiently transfer such properties in a timely manner or maintain or improve the property management operations after the transitions are complete may result in increased costs or disruption in the services to its tenants.

Front Yard faces intense competition for the employment of highly skilled managerial and operational personnel.

Front Yard's business plan may require that it employ additional highly skilled managerial and operational personnel, and Front Yard's inability to recruit and retain qualified personnel in the future could have an adverse effect on its business and financial results. Competition for such skilled managerial and operational personnel is intense. As additional large real estate investors and property managers enter into and expand their scale within the single-family rental business, we expect Front Yard to face increased challenges in hiring and retaining personnel, and there can be no assurance that Front Yard will be successful in attracting and retaining such skilled personnel. If Front Yard is unable to hire and retain qualified personnel as required, its growth and operating results could be adversely affected.

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

Failure of MSR to effectively perform its obligations under its agreements with Front Yard could materially and adversely affect Front Yard.

Prior to the HB Acquisition, Front Yard had engaged MSR to provide property management services. Pursuant to the MSR Termination Agreements, Front Yard has agreed to transfer substantially all of its MSR-managed rental properties to the HavenBrook property management platform by March 31, 2019. If for any reason, prior to the transfer of property management to the internal property management platform, MSR is unable to perform the services described under these agreements at the level and/or the cost that we anticipate or fails to allocate sufficient resources to meet Front Yard's needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect Front Yard's performance. The performance of Front Yard's SFR portfolio will be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting MSR and its affiliates or the financial condition or results of operations of any of the foregoing. In certain circumstances and subject to the restrictions set forth in the property management agreements between MSR and Front Yard, MSR has broad discretion with the respect to the management of the properties, including, without limitation, certain renovations, maintenance and certain matters related to leasing, including marketing and selection of tenants. MSR does not have long-term established track records to demonstrate their successful operation over a significant period of time. It is difficult to evaluate potential future performance of MSR and its ability to continue to perform management services effectively or within Front Yard's existing cost and expense assumptions without the benefit of such established track records.

MSR's ability to perform its obligations under the property management services agreements with Front Yard will be affected by various factors, including, among other things, their ability to hire sufficient personnel and retain key personnel, the number of Front Yard's properties that they manage and the volume of properties under management for their other clients. Increases in the number of properties under management by MSR that it manages away from Front Yard may require it to hire additional qualified personnel. No assurance can be made that MSR will be successful in attracting and retaining skilled personnel or in integrating any new personnel into its organization and into its property management structure for Front Yard's acquired properties. Moreover, as the size of MSR's property management portfolios changes, the resources dedicated to Front Yard could decrease or require MSR's personnel to focus on clients other than Front Yard. Such a decrease in productivity may adversely affect the management of Front Yard's properties.

MSR's failure to perform the services under its property management agreements or our inability to retain qualified alternate service providers to replace and/or supplement these services could result in a material adverse effect on Front Yard.

Front Yard may incur significant costs in renovating its properties or turning vacant properties, and it may underestimate the costs or amount of time necessary to complete restorations or unit turns.

While a substantial portion of the SFR properties Front Yard has acquired to date meet its rental specifications at the time of acquisition, properties frequently require additional renovations prior to renting. Before renting a property, a detailed assessment is performed, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, Front Yard may undertake improvements designed to optimize the overall property appeal and increase the value of the property. Though we endeavor to conduct property inspections and due diligence prior to Front Yard's acquisition of new SFR portfolios, we expect that nearly all of Front Yard's rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. Front Yard may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, Front Yard will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, Front Yard is exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy, poor workmanship and improper oversight by MSR. If our assumptions regarding the cost or timing of renovations across Front Yard's properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow its SFR portfolio, which could materially and adversely affect Front Yard. This could, in turn, materially and adversely affect our ability to generate management fees.

In addition, we anticipate a minimum level of effort will be required to prepare a newly vacant property to be made ready for occupancy by a new tenant, and Front Yard is exposed to risks of cost overruns, increases in costs of materials or labor, delays in the completion of work and other factors. If Front Yard is unable to perform unit turns efficiently or in a timely manner, it would experience decreased revenue, increased expenses or both.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of SFR property portfolios available for sale. Because Front Yard operates in an emerging industry, market conditions may be volatile, and the prices at which portfolios of SFR properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of SFR properties that Front Yard may acquire may decline over time, which could materially and adversely affect Front Yard and its growth prospects.

Portfolios of properties that Front Yard has acquired or may acquire may include properties that do not fit its investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect its operating results.

Front Yard acquired, and expects to continue to acquire, portfolios of SFR properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with its property management and leasing standards, Front Yard may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to Front Yard regarding such portfolios during our due diligence may be inaccurate, and Front Yard may not be able to obtain relief under contractual remedies, if any. If Front Yard concludes that certain properties acquired as part of a portfolio do not fit its investment criteria, it may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect Front Yard.

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

The success of Front Yard's business model will substantially depend on conditions in the SFR property market in its geographic markets. Front Yard's asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, Front Yard's operating results and cash available for distribution will be lower than expected, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including a tightening of credit and increases in interest rates that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit. A decrease in rental rates would have a material adverse effect on the performance of Front Yard's SFR portfolio or could cause a default of its obligations under one or more financing agreements, and Front Yard's business, results of operations and financial condition would therefore be materially harmed.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The SFR market is currently significantly larger than in historical periods. We do not expect the favorable trends in the SFR market to continue indefinitely. Eventually, continued strengthening of the U.S. economy and job growth, together with the large supply of foreclosed SFR properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in Front Yard's markets would adversely affect its operating results and cash available for distribution, potentially materially. This, in turn, could materially and adversely affect our ability to generate management fees.

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

Front Yard is contractually obligated to service its remaining residential mortgage loans. In addition, there may be issues and/or claims that arise from time to time related to the servicing of mortgage loans that Front Yard has previously sold. Front Yard does not have any employees, servicing platforms, licenses or technical resources necessary to service its mortgage loans. Consequently, Front Yard has engaged mortgage servicers to service the mortgage loans in its portfolio. If for any reason, Front Yard's mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if Front Yard fails to pay or otherwise defaults under the servicing agreements and its mortgage servicers cease to act as Front Yard's servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on Front Yard. Additionally, if such mortgage servicers improperly serviced or foreclosed on mortgage loans while Front Yard had owned the loans, such unforeseen servicing issues could have had created liabilities for Front Yard that could adversely affect its financial condition or operating results.

Difficulties in selling REO properties and other non-core assets could limit Front Yard's flexibility and/or harm its liquidity.

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

The growth of Front Yard's SFR portfolio, at least in the short term, is expected to be partially dependent on its ability to sell non-core assets. If Front Yard is unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, Front Yard's ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on its ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-core assets are utilized to purchase the assets off of Front Yard's repurchase and loan facilities for which the assets are collateral. If a higher than expected portion of the loan sale consideration must be utilized to repurchase assets off of its facilities, Front Yard's ability to purchase SFR properties may also be adversely affected, which would slow the growth of its rental portfolio.

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

Front Yard may have failed to uncover all liabilities associated with the RHA Acquired Properties or HavenBrook through the due diligence process prior to the HB Acquisition, exposing it to potentially large, unanticipated costs.

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

Contingent or unknown liabilities associated with respect to Front Yard's prior acquisitions of portfolios of properties could adversely affect its financial condition, cash flows and operating results.

Assets and entities that Front Yard has acquired in connection with prior SFR portfolio or operating entity acquisitions may be subject to unknown or contingent liabilities for which Front Yard may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow Front Yard limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which Front Yard may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that Front Yard may incur with respect to liabilities associated with prior SFR property or entity acquisitions may exceed its expectations, which may adversely affect Front Yard's operating results and financial condition. Additionally, such prior SFR property acquisitions may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. Front Yard may not have discovered such restrictions during the acquisition process, and such restrictions may adversely affect its ability to operate such properties as it intends.

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

Prior to the HB Acquisition, Front Yard had no employees of its own. With the completion of the HB Acquisition, Front Yard now has employees of its own managing the internal property management function, and it has and may continue to move some ASPS employees into the internal property manager as well. As an employer, Front Yard is now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, Front Yard bears the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for its employees.

Front Yard is subject to the risks of securities laws liability and related civil litigation.

Front Yard may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded. There can be no assurance that any settlement or liabilities in such action or any future lawsuits or claims against Front Yard would be covered or partially covered by its insurance policies, which could have a material adverse effect on Front Yard's earnings in one or more periods. While Front Yard and its Board of Directors deny the allegations of wrongdoing against it, there can be no assurance as to the ultimate outcome of such litigation or timing of its resolution. The range of possible resolutions could include determinations and judgments against Front Yard or settlements that could require substantial payments by Front Yard, including the costs of defending such suit, which could have a material adverse effect on Front Yard's financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against Front Yard could have an adverse effect on its business, financial condition and/or operating results.

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

Security breaches and other disruptions could compromise Front Yard's and/or our information systems and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of Front Yard's and our business, we, through MSR, Front Yard's mortgage servicer or HavenBrook (in the case of Front Yard), may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Front Yard's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Front Yard and/or us.

The acquisition of HavenBrook requires Front Yard to integrate separate technology systems, which may increase information security risks. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of HavenBrook’s business, it acquires and stores sensitive data, including intellectual property, proprietary business information and personally identifiable information of prospective and current residents, employees and third party service providers. The continued secure processing and maintenance of such information is critical to Front Yard's operations and business strategy. Despite Front Yard's security measures, the integration of HavenBrook’s information technology and infrastructure with Front Yard's technology systems may result in increased vulnerability to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Any such breach could compromise Front Yard's networks, and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to Front Yard's operations and the services it provides to customers or damage its reputation, any of which could adversely affect Front Yard's results of operations, reputation and competitive position.

Front Yard may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, Front Yard may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at its SFR properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage Front Yard may have for such events, which could materially and adversely affect Front Yard. The presence of such substances or the failure to properly remediate the contamination may adversely affect Front Yard's ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect Front Yard's ability to borrow against, sell or rent the affected property. If these risks are realized by Front Yard, our ability to generate management fees could be harmed and our results of operations and financial condition could be materially and adversely affected.

Front Yard properties will be subject to property and other taxes that may increase over time.

Front Yard will be responsible for property taxes for its SFR properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If Front Yard fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect Front Yard's yield from rental properties. Any such occurrence may materially and adversely affect Front Yard which, in turn, could materially and adversely affect us.

Front Yard's business could be negatively affected as a result of stockholder activism, which could cause it to incur significant expense, hinder execution of its business strategy and impact the trading value of its securities or result in the termination of our asset management agreement with Front Yard.

Activist stockholders may publicly advocate for certain governance and strategic changes at Front Yard, and there is no assurance that any such efforts would not be successful or that Front Yard would not be subject to additional stockholder activity or demands in the future. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with Front Yard's ability to execute its strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to Front Yard's future direction and adversely affect its relationships with key business partners. Also, Front Yard may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect Front Yard's business and operating results. Further, the market price of Front Yard's common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

Such stockholder activism, if successful, could result in a change of the composition of Front Yard’s board of directors or business strategy. In the event Front Yard’s business strategy or the composition of the Front Yard board of directors changes, it is possible that our relationship with Front Yard could be adversely impacted or that a newly comprised board of directors of Front Yard could seek the termination of the asset management agreement between Front Yard and us. In such events, our revenues from Front Yard, or the services we render to Front Yard, could materially change, which could have an adverse affect on our business and results of operations.

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

From time to time, Front Yard may be forced to sell properties that do not meet its investment objectives or it may need to sell properties, mortgage loans or other assets either because they do not meet its rental portfolio objectives or to satisfy its REIT distribution requirements. In general, to prevent even the appearance of acting as a “dealer,” REITs do not sell residential assets out of the REIT itself. Rather, taxable REIT subsidiaries are utilized for that purpose. Were we to purchase real estate assets with a view toward re-selling them, it could be considered a “dealer” of real estate, which could cause Front Yard to fail to meet its REIT requirements or such sales could be considered “prohibited transactions.” Because Front Yard has historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that it purchases as part of all-or none portfolios that are not acceptable for its portfolio and necessary to sell. Typically, Front Yard contributes REO properties that it determines will not meet its rental portfolio criteria to its taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. The IRS may deem one or more sales of Front Yard's properties to be “prohibited transactions.” If the IRS takes the position that Front Yard has engaged in a “prohibited transaction” (i.e., if Front Yard sells a property held by us primarily for sale in the ordinary course of our trade or business), then any gain it recognizes from such sale would not disqualify Front Yard as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Front Yard will be able to qualify for the safe harbor. Front Yard does not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods. This, in turn, could materially and adversely affect our ability to generate management fees.

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

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure Front Yard's transaction with any of its TRS entities on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that Front Yard will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on Front Yard and us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have offices located in Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. For more information, please see Note 4 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2018:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al.
On January 16, 2015, a putative stockholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported stockholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action named as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleged that the defendants violated federal securities laws.

AAMC and Mr. Erbey filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted, and on April 6, 2017, the District Court issued an opinion and order granting defendants’ motion to dismiss. On July 5, 2017, the District Court denied the plaintiff leave to amend the complaint. The plaintiff appealed to U.S. Court of Appeals for the Third Circuit.

On November 14, 2018, the Third Circuit issued an opinion affirming the decisions of the District Court dismissing the City of Cambridge Retirement Systems case. The plaintiff’s time for filing a petition for a Writ of Certiorari with the U.S. Supreme Court to review the decision of the Third Circuit expired on February 12, 2019. The dismissal of the City of Cambridge Retirement Systems action is now final, with no liability to AAMC or any of its directors or officers.

Kanga v. Altisource Asset Management Corporation, et al.
On March 12, 2015, a stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported stockholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Front Yard and AAMC.

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

Following the complete dismissal of the City of Cambridge Retirement System matter, on February 21, 2019, the plaintiff filed a stipulation of voluntary dismissal of the Kanga complaint. We believe the Superior Court will dismiss the Kanga action with prejudice, resulting in no liability to AAMC or any of the other defendants.

Erbey Holding Corporation et al. v. Blackrock Management Inc., et al.
On April 12, 2018, a partial stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix under the caption Erbey Holding Corporation, et al. v. Blackrock Financial Management Inc., et al. The action was filed by Erbey Holding Corporation (“Erbey Holding”), John R. Erbey Family Limited Partnership (“JREFLP”), by its general partner Jupiter Capital, Inc., Salt Pond Holdings, LLC (“Salt Pond”), Munus, L.P. (“Munus”), Carisma Trust (“Carisma”), by its trustee, Venia, LLC, and Tribue Limited Partnership (collectively, the “Plaintiffs”) each on its own behalf and Salt Pond and Carisma derivatively on behalf of AAMC. The action was filed against Blackrock Financial Management, Inc., Blackrock Investment Management, LLC, Blackrock Investments, LLC, Blackrock Capital Management, Inc., Blackrock, Inc.

(collectively, “Blackrock”), Pacific Investment Management Company LLC, PIMCO Investments LLC (collectively, “PIMCO”) and John and Jane Does 1-10 (collectively with Blackrock and PIMCO, the “Defendants”). The action alleges a conspiracy by Blackrock and PIMCO to harm Ocwen and AAMC and certain of their subsidiaries, affiliates and related companies and to extract enormous profits at the expense of Ocwen and AAMC by attempting to damage their operations, business relationships and reputations. The complaint alleges that Defendants’ conspiratorial activities, which included short-selling activities, were designed to destroy Ocwen and AAMC, and that the Plaintiffs (including AAMC) suffered significant injury, including but not limited to lost value of their stock and/or stock holdings. The action seeks, among other things, an award of monetary damages to AAMC, including treble damages under Section 605, Title IV of the Virgin Islands Code related to the Criminally Influenced and Corrupt Organizations Act, punitive damages and an award of attorney’s and other fees and expenses.

On January 18, 2019, plaintiffs and AAMC filed a motion for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On February 8, 2019, the Defendants Blackrock and PIMCO each filed an opposition to the motion for leave to amend. Plaintiffs’ reply brief is due on March 1, 2019.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE American under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	2018		2017
Quarter ended	High	Low	High	Low
March 31	$81.60	$58.35	$85.90	$53.00
June 30	70.40	57.60	92.00	64.00
September 30	69.05	56.40	109.35	73.50
December 31	59.50	29.69	90.00	71.90

The number of holders of record of our common stock as of February 21, 2019 was 50. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 6 of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2018 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2018.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2018, we have remaining approximately $31.3 million authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2018.

Below is a summary of our stock repurchases for the quarter ending December 31, 2018 ($ in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased under Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	1,192,606	$34,359
November 1, 2018 to November 30, 2018	3,000	46.46	1,195,606	34,219
December 1, 2018 to December 31, 2018	60,076	48.62	1,255,682	31,299
For the quarter ended December 31, 2018	63,076	48.51	1,255,682	31,299
__________

(1)	Since Board approval of repurchases is based on a dollar amount, we cannot estimate the number of shares yet to be purchased.

The number of shares in the table above excludes shares of common stock tendered to satisfy the tax withholding on equity awards as part of our equity incentive plan. For the year ended December 31, 2018, 8,081 shares were reacquired at a weighted average per share price of $58.71 pursuant to our equity incentive plan.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Dow Jones U.S. Asset Manager Index. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 31, 2013 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	Year Ended December 31,
Index	2014	2015	2016	2017	2018
Altisource Asset Management Corporation	$33.35	$1.85	$5.75	$8.77	$3.19
S&P 500	111.39	110.58	121.13	132.67	158.44
Dow Jones U.S. Asset Manager Index	107.78	94.88	103.04	111.90	142.03

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenue	$15,926	$18,160	$19,991	$248,099	$423,298
Net (loss) income attributable to stockholders	(10,876)	(6,969)	(4,935)	(3,290)	59,679
(Loss) earnings per basic common share	(6.88)	(4.57)	(2.93)	(1.59)	26.31
(Loss) earnings per diluted common share	(6.88)	(4.57)	(2.93)	(1.59)	21.07

	As of December 31,
	2018	2017	2016	2015	2014
Total assets	$49,367	$60,387	$65,748	$2,518,601	$2,756,447
Repurchase and loan agreements	—	—	—	763,369	1,013,133
Other secured borrowings	—	—	—	502,599	321,698

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

Our primary client is Front Yard, a publicly traded REIT focused on acquiring and managing quality, affordable SFR properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its SEC filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

Our strategy for Front Yard is to build long-term stockholder value through the efficient management and continued growth of its portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in single-family rental demand. We target the moderately priced single-family home market for Front Yard that, in our view, offers attractive yield opportunities for Front Yard that should benefit AAMC in the form of growing management fees as Front Yard continues to grow.

Management Overview

We made substantial progress during the 2018 fiscal year towards our strategic objectives for Front Yard, including the commencement of its internalization of property management, strong growth in its SFR portfolio at targeted yields, continued liquidation of its legacy and non-strategic assets and the strengthening of Front Yard's balance sheet by extending the duration of its financing structures while protecting against rising interest rates.

Internalization of Property Management and Growth of SFR Portfolio

On August 8, 2018, we guided Front Yard in its achievement of two significant milestones through the execution of the HB Acquisition. First, Front Yard acquired the property management firm HavenBrook, which provides Front Yard with an internal property management company that we expect will allow Front Yard to provide excellent service to its tenants with an efficient and cost-effective property management platform. Second, Front Yard simultaneously acquired the 3,236 homes managed by HavenBrook, bringing its SFR portfolio to approximately 15,000 homes. This acquisition enhanced Front Yard's presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. The combined purchase price was $485.0 million.

Upon the acquisition of HavenBrook, Front Yard commenced the internalization of its property management function, and we expect that substantially all of Front Yard's SFR assets will be managed on the internal HavenBrook platform by March 31, 2019. On August 8, 2018, Front Yard amended its property management service agreement with ASPS to, among other things, move all homes managed by ASPS onto Front Yard's internal property management platform. The transition of homes away from ASPS was completed in November 2018, and, as of December 31, 2018, ASPS no longer serves as Front Yard's property manager. On December 7, 2018, Front Yard also amended its property management service agreement with MSR to provide for the transition of the SFR properties managed by MSR to the internal property management platform. As of February 21, 2019, 12,868 properties were managed on the internal property management platform.

Continued Liquidation of Non-core Assets

In addition to this transformative transaction, during the year ended December 31, 2018, we continued to manage Front Yard's liquidation of its remaining non-rental REO properties with only 104 such properties remaining at year end, representing a 79% decrease from December 31, 2017. In addition, we continually evaluate the performance of Front Yard's SFR portfolio and market certain rental properties for sale that do not meet Front Yard's strategic objectives, and we have identified 797 former rental properties for sale as of December 31, 2018. These property sales allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock, to pay down debt or to utilize the proceeds for such other purposes as it determines will best serve its stockholders.

In addition, on February 8, 2019, we completed the sale of 444 of Front Yard's properties that did not meet its investment criteria for an aggregate sales price of $102.9 million to a third party purchaser. In connection with this sale, we expect Front Yard to recognize a net realized gain of $4.8 million in the first quarter of 2019.

Optimization of Financing in 2018

We have continued our efforts to optimize Front Yard's financing structure. During 2018, we managed Front Yard's entry into the following financing and interest rate cap arrangements that we believe better match the long-term nature of Front Yard's assets than the shorter-term repurchase and loan agreements historically used to finance its portfolios while providing Front Yard with protection against rising interest rates.

•
On April 5, 2018, Front Yard amended and restated its loan and security agreement with Nomura Corporate Funding Americas, LLC to, among other things, (i) extend the termination date of the facility by two years to April 5, 2020, with a potential additional one-year extension to April 5, 2021, (ii) reduce the interest rate spread over one-month

LIBOR by 0.25% to 3.00% and (iii) increase the advance rates on both non-stabilized properties and stabilized rental properties.

•
In conjunction with the HB Acquisition, Berkadia Commercial Mortgage LLC provided $508.7 million of financing (the “FYR SFR Loan Agreement”) to Front Yard as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) affordable single-family rental pilot program. The FYR SFR Loan Agreement was subsequently purchased by Freddie Mac. The FYR SFR Loan Agreement is non-amortizing, bears interest at a fixed rate of 4.65% and has a 10-year term, maturing September 1, 2028. This financing includes 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by Front Yard and previously financed on its existing warehouse facilities with other lenders. Approximately 78% of the homes financed pursuant to the FYR SFR Loan Agreement have rents that are considered affordable for families earning at or below 80% of the area median income (“AMI”). Moreover, approximately 93% of the homes are affordable for families earning at or below 100% of AMI. We believe this further reinforces Front Yard's value proposition as a leading provider of affordable single-family rental housing.

•
On September 4, 2018, Front Yard amended and restated its repurchase agreement with Credit Suisse (“CS”) to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a fixed spread of 3.00%, resulting in a net lower cost of financing for Front Yard.

•
On October 16, 2018, Front Yard entered into two interest rate caps to limit the maximum LIBOR rate under two loan agreements with an aggregate outstanding balance of $172.4 million to one-month LIBOR of 2.30%, resulting a maximum interest rate of 4.40% for each loan.

•
On December 7, 2018, Front Yard entered into a loan agreement (the “MS Loan Agreement”) to refinance $489.3 million of borrowings, including increasing the borrowings against the collateral properties to $505.0 million while reducing the advance rate from 75% to 70%. We believe this increase in funding is indicative of the increases in fair value of Front Yard's homes that is not represented in the historical cost carrying value. The MS Loan Agreement has a maturity date of December 7, 2023 but can be prepaid without penalty at any time after December 7, 2021. This refinancing also reduced the interest rate from one-month LIBOR plus 3.285% to one-month LIBOR plus 1.80%. In conjunction with its entry into the MS Loan Agreement, Front Yard entered into an interest rate cap to limit the maximum LIBOR rate under the MS Loan Agreement to 2.50%, resulting in a maximum interest rate of 4.30%.

These enhancements to Front Yard's financing arrangements have strengthened its balance sheet by better matching its funding to the long-term nature of its assets while providing it with additional acquisition flexibility with lower cost and protection against rising interest rates.

We believe all of the foregoing developments continue to be critical to our strategy of building long-term stockholder value for Front Yard through the creation and efficient management of a large portfolio of SFR homes that we target operating for Front Yard at an attractive yield. To the extent Front Yard is successful in implementing this strategy under our management, the fees we earn under the AMA should be positively impacted.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan for Front Yard to capitalize on the sustained growth in SFR demand. Front Yard targets the moderately priced single-family home market to acquire rental properties, which, in our view, not only provide a safe, comfortable SFR rental opportunity for our residents, but also offer attractive yield opportunities driven by demand from renters.

We believe that Front Yard's focus on affordable housing provides it with a potential advantage, as we believe this is an underserved market segment that provides Front Yard with attractive yield and growth opportunities. In our view, the macroeconomic environment is creating favorable tailwinds for Front Yard's business. Economic indicators suggest that affordable single-family housing is in short supply, home building is not keeping up with demand and mortgage lending for credit-challenged families remains constrained. Front Yard provides an important alternative: affordable rental properties that our residents are proud to call home. By targeting moderately priced, single-family homes, we believe that Front Yard can optimize the yield on its investments and capitalize on the sustained growth in affordable single-family rental demand.

Metrics Affecting Our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of quarterly fees due to us under the AMA, including a base management fee, an incentive management fee and a conversion fee as described above and reimbursements of out-of-pocket expenses in our management of Front Yard's business. The base management fee is derived as a percentage of Front Yard’s average invested capital, and the conversion fee is based on the number and value of mortgage loans and/or REO properties that Front Yard converts to rental properties for the first time in each period. The incentive management fee is directly dependent upon Front Yard's financial performance being in excess of a 7.0%-8.25% minimum return on invested capital and will vary with Front Yard's financial performance. Expense reimbursements we receive from Front Yard relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. For additional details on the AMA, refer to Item 1. Business - Asset Management Agreement with Front Yard.

In addition to revenues under the AMA, we receive dividends on the shares of Front Yard common stock that we own, which we record as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, effective January 1, 2018, we recognize changes in the fair value of our holdings of Front Yard common stock as other income or loss, which will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

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

Primary Driver of Our Operating Results

Our performance in each particular period will be affected by our ability to manage Front Yard’s business and rental portfolio effectively. If there are declines in Front Yard’s performance in either return on invested capital or in growing Front Yard’s rental portfolio and related operating metrics, our fees in each such period would be adversely affected. Conversely, if there are improvements in Front Yard’s performance in either return on invested capital or in growing Front Yard’s rental portfolio and related operating metrics, our fees in each period would be positively affected. Front Yard's operating results may be affected by various factors, including, but not limited to, the number and performance of Front Yard's SFR properties, its ability to use financing to grow its SFR portfolio, its operating expenses, the success of its loan resolution methodologies and the size of its portfolio. The extent to which we are successful in managing these factors for Front Yard affects our ability to generate management fees, which are our primary source of income.

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

With respect to our incentive management fee, in the event Front Yard’s return on invested capital is below the required hurdle rate in a quarter, a return rate shortfall in incentive management fees is created that is carried forward and added to the next quarter's hurdle for the seven most recent trailing quarters or until the shortfall is reduced by Front Yard's future performance above the hurdle rate. As of December 31, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 47.4% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter. If and when the trailing seven quarter performance of Front Yard allows Front Yard to meet the hurdle return rate for the incentive management fee, AAMC will then earn an incentive management fee for the quarter of 25% of the amount by which Front Yard’s return exceeds the hurdle.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Fiscal Year ended December 31, 2018 Compared to Fiscal Year ended December 31, 2017

Management Fees and Expense Reimbursements

Pursuant to the AMA, we earned base management fees from Front Yard of $14.6 million for the year ended December 31, 2018 compared to $16.0 million for the year ended December 31, 2017. The decrease in base management fees is primarily driven by reductions in Front Yard's average invested capital during 2018 (as defined in the AMA).

We earned conversion fees of $0.2 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. We expect the conversion fees we receive to fluctuate dependent upon the number and fair market value of properties converted to Rental Properties for the first time during the quarter. We also expect the amount of conversion fees we receive in the future to be insignificant as Front Yard's portfolios of mortgage loans and REO properties are liquidated.

We recognized expense reimbursements due from Front Yard of $1.2 million for the year ended December 31, 2018 compared to $0.9 million for the year ended December 31, 2017. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits decreased to $17.3 million from $19.4 million for the years ended December 31, 2018 and 2017, respectively. This decrease is primarily due to decreased share-based compensation expense for awards granted to our employees, partially offset by increases in our employee headcount.

Legal and Professional Fees

Legal and professional fees decreased to $1.6 million from $2.8 million for the years ended December 31, 2018 and 2017, respectively. This decrease is primarily due to decreased litigation-related expenses.

General and Administrative Expenses

General and administrative expenses increased to $3.6 million from $3.3 million for the years ended December 31, 2018 and 2017, respectively. This increase was primarily due to increased travel costs during 2018.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $(5.1) million compared to $1.3 million during the years ended December 31, 2018 and 2017, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock as reported on the New York Stock Exchange at each reporting date.

Effective January 1, 2018, we began recording changes in the fair value of our Front Yard common stock through net income or loss upon our adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) as discussed in Note 1 of our consolidated financial statements. Prior to January 1, 2018, we recognized changes in the fair value of our Front Yard common stock through other comprehensive income or loss.

Dividend Income

Dividends recognized on shares of Front Yard common stock was approximately $1.0 million for each of the years ended December 31, 2018 and 2017. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Fiscal Year ended December 31, 2017 Compared to Fiscal Year ended December 31, 2016

Management Fees and Expense Reimbursements

Pursuant to the AMA, we earned base management fees from Front Yard of $16.0 million for the year ended December 31, 2017 compared to $17.3 million for the year ended December 31, 2016. The decrease in base management fees is primarily driven by reductions in Front Yard's average invested capital in 2017 (as defined in the AMA), partially offset by increases in the base management fee percentage under the AMA due to the increase in the number of Rental Properties in Front Yard's portfolio to more than 4,500 homes.

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

Salaries and Employee Benefits

Salaries and employee benefits increased to $19.4 million from $17.4 million for the years ended December 31, 2017 and 2016, respectively. This increase in salaries and benefits was primarily due to increases in our employee headcount, partially offset by decreased share-based compensation expense for awards granted to our employees as awards vested during 2017.

Legal and Professional Fees

Legal and professional fees increased to $2.8 million from $2.2 million for the years ended December 31, 2017 and 2016, respectively. This increase was primarily due to increased legal expenses during 2017 in the City of Cambridge Retirement Systems litigation and general corporate activities.

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $27.2 million compared to $33.3 million as of December 31, 2017. The reduction in the cash and cash equivalents in 2018 was primarily due to the use of cash in the payment of ongoing employee compensation and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, general corporate expenses and the repurchase of stock under our Board-approved repurchase plan. At December 31, 2018, we also held $14.2 million in Front Yard common stock. We believe the cash and cash equivalents at December 31, 2018 is sufficient to enable us to meet anticipated short-term (one year) liquidity requirements since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our only ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Treasury Shares

At December 31, 2018, a total of $268.7 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(2,426)	$365	$(192)
Net cash used in investing activities (1)	(107)	(1,841)	(152,856)
Net cash used in financing activities	(3,645)	(5,759)	(11,478)
Total cash flows	$(6,178)	$(7,235)	$(164,526)
_______________

(1)
Upon deconsolidation of Front Yard effective January 1, 2016, we recognized a reduction in cash, cash equivalents and restricted cash of $137.3 million, which represented the cash, cash equivalents and restricted cash attributable to Front Yard within our consolidated balance sheet as of December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2018 consisted primarily of ongoing salaries and benefits, payment of annual incentive compensation, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. Net cash provided by operating activities for the year ended December 31, 2017 consisted primarily of management fee revenues, partially offset by salaries and employee benefits, legal and professional fees and general and administrative expenses. Net cash used in operating activities for the year ended December 31, 2016 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, the refund of 2015 amounts due to Front Yard under the previous asset management agreement and general corporate expenses in excess of revenues.

Net cash used in investing activities for the year ended December 31, 2018 consisted of proceeds from the maturities of short-term investments, partially offset by investments in short-term investments and property and equipment. Net cash used in investing activities for the year ended December 31, 2017 consisted of investments in short-term investments and property and equipment. Net cash used in investing activities for the year ended December 31, 2016 consisted primarily of purchases of the common stock of Front Yard and a reduction of reported cash due to the deconsolidation of Front Yard.

Net cash used in financing activities for the years ended December 31, 2018, 2017 and 2016 consisted primarily of repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018 or 2017.

Contractual Obligations

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have offices located in Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India.

The following table presents our contractual obligations for the periods indicated ($ in thousands):

		Amounts Due during the Years ending December 31,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Operating leases (1)	$2,672	$391	$811	$831	$639
	$2,672	$391	$811	$831	$639
_______________

(1)	Future lease payments denominated in Indian rupees are estimated at the conversion rate as of December 31, 2018.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2018 or 2017.

Recent accounting pronouncements

See Note 1, “Organization and Basis of Presentation - Recently issued accounting standards” to our consolidated financial statements.

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

During the Company’s fiscal year ended December 31, 2016, there was one “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K, which is described below.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on Internal Control over Financial Reporting
We have audited Altisource Asset Management Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altisource Asset Management Corporation (the Company) management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2019

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2018. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

Altisource Asset Management Corporation
Date:	February 27, 2019	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	February 27, 2019	By:	/s/	Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ George G. Ellison	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
George G. Ellison
/s/ Ricardo C. Byrd	Director	February 27, 2019
Ricardo C. Byrd
/s/ Nathaniel Redleaf	Director	February 27, 2019
Nathaniel Redleaf
/s/ John P. de Jongh, Jr.	Director	February 27, 2019
John P. de Jongh, Jr.
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Robin N. Lowe

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Altisource Asset Management Corporation at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2016-01
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its financial instruments measured at fair value with changes in fair value recognized through net income in the year ended December 31, 2018, due to the adoption of ASU 2016-01, Financial Instruments - Overall Subtopic 825-10.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2017
Atlanta, Georgia
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Asset Management Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows of Altisource Asset Management Corporation and subsidiaries (the "Company") for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Altisource Asset Management Corporation and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue through its asset management agreement with Front Yard Residential Corporation, a related party.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2016 consolidated financial statements have been retrospectively adjusted for the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2017 (March 1, 2018 as to the effects of the adjustment to retrospectively apply the change in accounting described in Note 1)

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$27,171	$33,349
Short-term investments	584	625
Front Yard common stock, at fair value	14,182	19,266
Receivable from Front Yard	3,968	4,151
Prepaid expenses and other assets	1,552	1,022
Total current assets	47,457	58,413
Other non-current assets	1,910	1,974
Total assets	$49,367	$60,387

Current liabilities:
Accrued salaries and employee benefits	$5,583	$5,651
Accounts payable and accrued liabilities	1,188	2,085
Total liabilities	6,771	7,736

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Series A preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2018 and 2017; redemption value $250,000	249,752	249,546

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,862,760 and 1,573,691 shares issued and outstanding, respectively, as of December 31, 2018 and 2,815,122 and 1,599,210 shares issued and outstanding, respectively, as of December 31, 2017	29	28
Additional paid-in capital	42,245	37,765
Retained earnings	26,558	38,970
Accumulated other comprehensive loss	—	(1,330)
Treasury stock, at cost, 1,289,069 and 1,215,912 shares as of December 31, 2018 and 2017, respectively	(275,988)	(272,328)
Total stockholders' deficit	(207,156)	(196,895)
Total liabilities and equity	$49,367	$60,387

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues:
Management fees from Front Yard	$14,567	$16,010	$17,334
Conversion fees from Front Yard	176	1,291	1,841
Expense reimbursements from Front Yard	1,183	859	816
Total revenues	15,926	18,160	19,991
Expenses:
Salaries and employee benefits	17,320	19,393	17,369
Legal and professional fees	1,605	2,794	2,173
General and administrative	3,609	3,320	4,772
Total expenses	22,534	25,507	24,314
Other income (loss):
Change in fair value of Front Yard common stock	(5,084)	—	—
Dividend income on Front Yard common stock	975	975	1,023
Other income	216	111	71
Total other (loss) income	(3,893)	1,086	1,094
Loss before income taxes	(10,501)	(6,261)	(3,229)
Income tax expense	375	708	1,706
Net loss attributable to stockholders	(10,876)	(6,969)	(4,935)
Amortization of preferred stock issuance costs	(206)	(206)	(207)
Net loss attributable to common stockholders	$(11,082)	$(7,175)	$(5,142)

Loss per share of common stock – basic:
Loss per basic common share	$(6.88)	$(4.57)	$(2.93)
Weighted average common stock outstanding – basic	1,611,424	1,570,428	1,752,302

Loss per share of common stock – diluted:
Loss per diluted common share	$(6.88)	$(4.57)	$(2.93)
Weighted average common stock outstanding – diluted	1,611,424	1,570,428	1,752,302

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net loss attributable to stockholders	$(10,876)	$(6,969)	$(4,935)
Other comprehensive income (loss):
Change in unrealized loss on Front Yard common stock	—	1,332	(1,681)
Total other comprehensive income (loss)	—	1,332	(1,681)
Comprehensive loss	$(10,876)	$(5,637)	$(6,616)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest in Consolidated Affiliate	Total Equity (Deficit)
	Number of Shares	Amount
December 31, 2015	2,556,828	$26	$23,419	$50,678	$—	$(254,984)	$1,145,639	$964,778
Cumulative effect of adoption of ASU 2015-02 (Note 1)	—	—	(2,330)	609	(981)	—	(1,145,639)	(1,148,341)
January 1, 2016	2,556,828	26	21,089	51,287	(981)	(254,984)	—	(183,563)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	80,801	—	22	—	—	—	—	22
Treasury shares repurchased	—	—	—	—	—	(11,500)	—	(11,500)
Amortization of preferred stock issuance costs	—	—	—	(207)	—	—	—	(207)
Share-based compensation	—	—	9,585	—	—	—	—	9,585
Change in unrealized loss on Front Yard common stock	—	—	—	—	(1,681)	—	—	(1,681)
Net loss	—	—	—	(4,935)	—	—	—	(4,935)
December 31, 2016	2,637,629	26	30,696	46,145	(2,662)	(266,484)	—	(192,279)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	177,493	2	83	—	—	—	—	85
Treasury shares repurchased	—	—	—	—	—	(5,844)	—	(5,844)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	—	(206)
Share-based compensation	—	—	6,986	—	—	—	—	6,986
Change in unrealized loss on Front Yard common stock	—	—	—	—	1,332	—	—	1,332
Net loss	—	—	—	(6,969)	—	—	—	(6,969)
December 31, 2017	2,815,122	28	37,765	38,970	(1,330)	(272,328)	—	(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—	—
January 1, 2018	2,815,122	28	37,765	37,640	—	(272,328)	—	(196,895)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	47,638	1	14	—	—	—	—	15
Treasury shares repurchased	—	—	—	—	—	(3,660)	—	(3,660)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	—	(206)
Share-based compensation	—	—	4,466	—	—	—	—	4,466
Net loss	—	—	—	(10,876)	—	—	—	(10,876)
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$—	$(207,156)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities:
Net loss attributable to stockholders	$(10,876)	$(6,969)	$(4,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	436	302	—
Change in fair value of Front Yard common stock	5,084	—	—
Share-based compensation	4,466	6,986	9,585
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	123
Receivable from Front Yard	183	1,115	(5,266)
Prepaid expenses and other assets	(530)	942	68
Other non-current assets	(224)	(1,060)	—
Accrued salaries and employee benefits	(68)	1,551	94
Accounts payable and accrued liabilities	(897)	(2,502)	2,319
Payable to Front Yard	—	—	(2,180)
Net cash (used in) provided by operating activities	(2,426)	365	(192)
Investing activities:
Decrease in cash, cash equivalents and restricted cash due to deconsolidation of Front Yard (Note 1)	—	—	(137,268)
Purchases of Front Yard common stock	—	—	(15,588)
Investment in short-term investments	(571)	(625)	—
Proceeds from maturities of short-term investments	612	—	—
Investment in property and equipment	(148)	(1,216)	—
Net cash used in investing activities	(107)	(1,841)	(152,856)
Financing activities:
Proceeds from stock option exercises	36	650	593
Repurchase of common stock	(3,660)	(5,844)	(11,500)
Payment of tax withholdings on exercise of stock options	(21)	(565)	(571)
Net cash used in financing activities	(3,645)	(5,759)	(11,478)
Net change in cash, cash equivalents and restricted cash	(6,178)	(7,235)	(164,526)
Cash, cash equivalents and restricted cash, beginning of the period	33,349	40,584	205,110
Cash, cash equivalents and restricted cash, end of the period	$27,171	$33,349	$40,584

Supplemental disclosure of cash flow information:
Income taxes paid	$1,467	$820	$132
Decrease in noncontrolling interest due to deconsolidation of Front Yard (Note 1)	—	—	(1,145,639)
Decrease in repurchase and loan agreements and other secured borrowings due to deconsolidation of Front Yard (Note 1)	—	—	(1,265,968)
Decrease in real estate assets and mortgage loans due to deconsolidation of Front Yard (Note 1)	—	—	2,264,296

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2018

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. We have also been a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client is Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our standalone revenue for all periods presented was generated through our asset management agreement (the “AMA”) with Front Yard.

On March 31, 2015, we entered into the AMA with Front Yard, under which we are the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The AMA provides for a fee structure in which we are entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that become rental properties during each quarter. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 5 for additional details of the AMA.

Since we are heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

On August 8, 2018, Front Yard acquired HavenBrook Partners, LLC (“HavenBrook” or the “internal property manager”), a full-service property management company and a Delaware limited liability company. The acquisition of HavenBrook provides Front Yard with an internal property manager and the opportunity to build an efficient, scalable platform that is designed to provide its tenants with excellent service and allow Front Yard to benefit from economies of scale that will enhance long-term stockholder value. During the fourth quarter of 2018, Front Yard continued the internalization of its property management function. Front Yard is in the process of transferring the property management of its SFR properties currently serviced by third parties to its internal property manager, and we anticipate that all SFR properties Front Yard acquires in the future will be managed internally.

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

Redeemable preferred stock

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

Upon a change of control or upon the liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per share of Series A Preferred Stock equal to the greater of:

(i)   $1,000 plus the aggregate amount of cash dividends paid on the number of shares of common stock into which such shares of Series A Preferred Stock were convertible on each ex-dividend date for such dividends; and
(ii)   the number of shares of common stock into which the Series A Preferred Stock is then convertible multiplied by the then-current market price of the common stock.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2018 and 2017, we had 800 and 900 shares outstanding, respectively, and we included the redemption value of these shares of $8,000 and $9,000, respectively, within accounts payable and accrued liabilities in our consolidated balance sheets.

In February 2019, our Board of Directors declared and paid an aggregate of $1.1 million of dividends on the preferred stock issued under the Employee Preferred Stock Plan. In February 2018, our Board of Directors declared and paid an aggregate of $0.9 million of dividends on the preferred stock issued under the Employee Preferred Stock Plan. Such dividends are included in salaries and employee benefits in our consolidated statement of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company adopted the provisions of ASU 2018-13 effective December 31, 2018. This adoption had no significant effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This ASU is effective for fiscal years after December 15, 2018, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2018-07 effective April 1, 2018. This adoption had no significant effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective January 1, 2018. This adoption had no significant effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, we adopted the provisions of ASU 2016-18. As a result of this adoption, we retrospectively included $20.6 million of cash flows related to the decrease in restricted cash upon the deconsolidation of Front Yard in its investing activities on the cash flow statement for the year ended December 31, 2016. Restricted cash balances were attributable to Front Yard and included amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to Front Yard's repurchase and loan agreements and other secured borrowings.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-15 should be applied on a modified retrospective transition basis. The Company adopted the provisions of ASU 2016-15 effective January 1, 2018. This adoption had no significant effect on our consolidated financial statements.

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

Recently issued accounting standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We will adopt this standard effective January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for qualifying leases. We also elected the practical expedient to not separate lease and non-lease components of all of our office space leases. Beginning with the first quarter of 2019, we will (1) recognize right-of-use assets and lease liabilities related to our office locations on our consolidated balance sheets and (2) provide the required incremental disclosures about our leasing activities.

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

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the year ended December 31, 2018.

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

For voting interest entities, we shall consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity if (i) for legal entities other than limited partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling stockholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that we do not control the entity.

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

Front Yard common stock

The securities we hold consist solely of the common stock of Front Yard, which are reported at fair value. We adjust our investment in Front Yard common stock to fair value based on unadjusted quoted market prices in active markets.

Upon our adoption of ASU 2016-01 effective January 1, 2018, changes in the fair value of Front Yard common stock are recognized through net income. Prior to our adoption of ASU 2016-01, changes in the fair value of Front Yard common stock were recorded in accumulated other comprehensive income (loss) as changes in unrealized gain (loss) on Front Yard common stock. See Note 1 for additional information regarding ASU 2016-01.

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

Other non-current assets

Other non-current assets includes leasehold improvements; furniture, fixtures and equipment; deferred tax assets and miscellaneous other assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

Restricted cash

Restricted cash represented cash deposits that were legally restricted or held by third parties on Front Yard’s behalf, such as escrows and reserves for debt service established pursuant to certain of Front Yard's repurchase and loan agreements. Subsequent to our deconsolidation of Front Yard effective January 1, 2016, we have no restricted cash.

Revenue recognition

Under the AMA, we administer Front Yard's business activities and day-to-day operations and provide corporate governance services to Front Yard. The base management fees are earned by us ratably throughout the applicable quarter and are based on a percentage of Front Yard's average invested capital (as defined in the AMA). In the event that Front Yard's performance exceeds certain hurdles, we would be entitled to an incentive management fee based on a percentage of Front Yard's earnings in excess of such hurdle (see Note 5).

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

Share-based compensation

We amortize the grant date fair value of restricted stock as expense on a straight-line basis over the service period with an offsetting increase in stockholders' equity. The grant date fair value of awards with only service-based vesting conditions is determined based upon the share price on the grant date. The grant date fair value of awards with both service-based and market-based vesting conditions is calculated using a Monte Carlo simulation.

We recognize share-based compensation expense related to (i) awards to employees in salaries and employee benefits and (ii) awards to Directors or non-employees in general and administrative expense in our consolidated statements of operations.

Forfeitures of share-based awards are recognized as they occur.

Short-term investments

Short-term investments include certificates of deposit with original maturities greater than three months and remaining maturities less than one year.

Treasury stock

We account for repurchased common stock under the cost method and include such treasury stock as a component of total stockholders’ equity. We have repurchased shares of our common stock (i) under our Board approval to repurchase up to $300.0 million in shares of our common stock and (ii) upon our withholding of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of our restricted stock.

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy as of December 31, 2018 and 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2018
Recurring basis (assets)
Front Yard common stock	$14,182	$14,182	$—	$—

December 31, 2017
Recurring basis (assets)
Front Yard common stock	$19,266	$19,266	$—	$—

We did not transfer any assets from one level to another level during the years ended December 31, 2018 or 2017.

The fair value of our Front Yard common stock is based on unadjusted quoted market prices from active markets.

At each of December 31, 2018 and 2017, we held 1,624,465 shares of Front Yard's common stock, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost and fair value of our holdings in Front Yard's common stock as of December 31, 2018 and 2017 ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Front Yard common stock	$20,596	$—	$6,414	$14,182

December 31, 2017
Front Yard common stock	$20,596	$—	$1,330	$19,266

During the year ended December 31, 2016, we acquired 1,300,000 shares of Front Yard's common stock in open market transactions at a weighted average purchase price of $11.97 per share.

4. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2018:

City of Cambridge Retirement System v. Altisource Asset Management Corp., et al.
On January 16, 2015, a putative stockholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported stockholder of AAMC under the caption City of Cambridge Retirement System v. Altisource Asset Management Corp., et al., 15-cv-00004. The action named as defendants AAMC, our former Chairman, William C. Erbey, and certain officers of AAMC and alleged that the defendants violated federal securities laws.

AAMC and Mr. Erbey filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted, and on April 6, 2017, the District Court issued an opinion and order granting defendants’ motion to dismiss. On July 5, 2017, the District Court denied the plaintiff leave to amend the complaint. The plaintiff appealed to U.S. Court of Appeals for the Third Circuit.

On November 14, 2018, the Third Circuit issued an opinion affirming the decisions of the District Court dismissing the City of Cambridge Retirement Systems case. The plaintiff’s time for filing a petition for a Writ of Certiorari with the U.S. Supreme Court to review the decision of the Third Circuit expired on February 12, 2019. The dismissal of the City of Cambridge Retirement Systems action is now final, with no liability to AAMC or any of its directors or officers.

Kanga v. Altisource Asset Management Corporation, et al.
On March 12, 2015, a stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported stockholder of AAMC under the caption Nanzeen Kanga v. William Erbey, et al., SX-15-CV-105. The action names as defendants William C. Erbey and each of the current and former members of AAMC's Board of Directors and alleges that Mr. Erbey and AAMC’s directors breached fiduciary duties in connection with the disclosures that are the subject of the City of Cambridge Retirement System case described above and certain other matters involving the relationship of Front Yard and AAMC.

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

Following the complete dismissal of the City of Cambridge Retirement System matter, on February 21, 2019, the plaintiff filed a stipulation of voluntary dismissal of the Kanga complaint. We believe the Superior Court will dismiss the Kanga action with prejudice, resulting in no liability to AAMC or any of the other defendants.

Erbey Holding Corporation et al. v. Blackrock Management Inc., et al.
On April 12, 2018, a partial stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix under the caption Erbey Holding Corporation, et al. v. Blackrock Financial Management Inc., et al. The action was filed by Erbey Holding Corporation (“Erbey Holding”), John R. Erbey Family Limited Partnership (“JREFLP”), by its general partner Jupiter Capital, Inc., Salt Pond Holdings, LLC (“Salt Pond”), Munus, L.P. (“Munus”), Carisma Trust (“Carisma”), by its trustee, Venia, LLC, and Tribue Limited Partnership (collectively, the “Plaintiffs”) each on its own behalf and Salt Pond and Carisma derivatively on behalf of AAMC. The action was filed against Blackrock Financial Management, Inc., Blackrock Investment Management, LLC, Blackrock Investments, LLC, Blackrock Capital Management, Inc., Blackrock, Inc. (collectively, “Blackrock”), Pacific Investment Management Company LLC, PIMCO Investments LLC (collectively, “PIMCO”) and John and Jane Does 1-10 (collectively with Blackrock and PIMCO, the “Defendants”). The action alleges a conspiracy by Blackrock and PIMCO to harm Ocwen and AAMC and certain of their subsidiaries, affiliates and related companies and to extract enormous profits at the expense of Ocwen and AAMC by attempting to damage their operations, business relationships and reputations. The complaint alleges that Defendants’ conspiratorial activities, which included short-selling activities, were designed to destroy Ocwen and AAMC, and that the Plaintiffs (including AAMC) suffered significant injury, including but not limited to lost value of their stock and/or stock holdings. The action seeks, among other things, an award of monetary damages to AAMC, including treble damages under Section 605, Title IV of the Virgin Islands Code related to the Criminally Influenced and Corrupt Organizations Act, punitive damages and an award of attorney’s and other fees and expenses.

On January 18, 2019, plaintiffs and AAMC filed a motion for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On February 8, 2019, the Defendants Blackrock and PIMCO each filed an opposition to the motion for leave to amend. Plaintiffs’ reply brief is due on March 1, 2019.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Operating leases

We lease office space under various operating leases. The future minimum payments under non-cancelable leases we are obligated to make as of December 31, 2018 are as follows ($ in thousands):

2019	$391
2020	399
2021	412
2022	430
2023 and thereafter	1,040
$2,672

5. Related-party Transactions

Asset management agreement with Front Yard

Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of Front Yard's SFR properties performed by its internal and external property managers; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

No incentive management fee under the AMA has been earned by us because Front Yard's return on invested capital (as defined in the AMA) for the seven quarters covered by the AMA was below the required hurdle rate. Under the AMA, to the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee. As of December 31, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 47.4% of invested capital. As each quarter with a shortfall rolls off the trailing seven quarters, the aggregate shortfall will change by the difference in the quarter that rolls off versus the most recently completed quarter.

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

Share-based Payments

Certain executive officers and employees have and will receive grants of stock options and/or restricted stock under the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan also allows for the grant of performance awards and other awards such as purchase rights, equity appreciation rights, shares of common stock awarded without restrictions or conditions, convertible securities, exchangeable securities or other rights convertible or exchangeable into shares of common stock, as the Compensation Committee in its discretion may determine. In addition, a special grant of stock options and restricted stock was made to certain employees of Ocwen and Altisource Portfolio Solutions N.A. (“ASPS”) related to our separation from ASPS under the 2012 Special Equity Incentive Plan (the “2012 Special Plan”). Dividends received on restricted stock are forfeitable and are accumulated until the time of vesting at the same rate and on the same date as on shares of common stock. Upon the vesting of stock options and restricted stock, we may withhold up to the statutory minimum to satisfy the resulting employee tax obligation.

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2018
Stock options outstanding	15,506
Possible future issuances under equity incentive plan	54,922
70,428

As of December 31, 2018, we had 2,137,240 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2015	181,702	$0.98
Exercised	(39,396)	0.80
Forfeited or canceled	(939)	3.67
December 31, 2016	141,367	1.01
Exercised	(111,917)	0.75
December 31, 2017	29,450	2.01
Exercised	(12,112)	1.26
Expired	(1,832)	0.66
December 31, 2018	15,506	$2.75

As of December 31, 2018, we had 15,506 outstanding options, all of which were exercisable, with a weighted average exercise price of $2.75, weighted average remaining life of 2.1 years and intrinsic value of $0.4 million. Of these options, none had an exercise price higher than the market price of our common stock as of December 31, 2018.

Restricted stock

During the year ended December 31, 2018, we granted 25,074 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $64.05 under the 2012 Plan. The restricted stock will vest in three equal annual installments on each of February 20, 2019, 2020 and 2021, subject to forfeiture or acceleration.

During the year ended December 31, 2017, we granted 20,205 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $78.58 under the 2012 Plan. The restricted stock vest in three equal annual installments, the first of which occurred on March 7, 2018 with the remaining installments vesting in March 2019 and 2020, subject to forfeiture or acceleration.

Restricted stock granted in 2015 and 2014 vests based on achievement of the following market-based performance hurdles (all of which have been met) and vesting schedules:

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

We granted shares of restricted stock to employees of ASPS under the 2012 Plan and 2012 Special Plan related to our separation from ASPS We included no share-based compensation in our consolidated financial statements for the portion of these grants made to ASPS employees. These shares of restricted stock became fully vested and were issued during 2017.

As part of the separation from ASPS, we granted restricted stock to an employee of Ocwen. We calculated the fair value of non-employee restricted stock using a Monte Carlo simulation until each market hurdle was met. Subsequent to the market hurdle being met, we calculated the fair value of non-employee restricted stock based on the market value of shares quoted on the NYSE. The fair value was re-measured each accounting period with amortization of the resulting expense over the vesting period. These instruments qualified for equity classification. These shares of restricted stock became fully vested and were issued during 2017.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2018 and 2017, we granted 1,866 and 2,001 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with a weighted average grant date fair value per share of $64.30 and $89.93, respectively.

We recorded $4.5 million, $7.0 million and $9.6 million of compensation expense related to these grants for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had $1.8 million and $4.5 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.6 years and 1.2 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2015	154,326	$158.84
Granted	11,119	19.31
Vested (1)	(40,566)	13.34
December 31, 2016	124,879	193.17
Granted	22,206	79.60
Vested (1)	(65,576)	79.45
December 31, 2017	81,509	253.72
Granted	26,940	64.07
Vested (1)	(35,526)	339.25
December 31, 2018	72,923	$142.03
_____________

(1)	The vesting date fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $5.1 million and $0.6 million, respectively.

7. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. For the year ended December 31, 2018, we generated a tax loss in the USVI.

For the years ended December 31, 2018, 2017 and 2016, in addition to the management fees from Front Yard (which represent eligible income under the Certificate), AAMC also had income on the Front Yard Common stock that it owns, as well as internally-sourced revenues from its Cayman Islands subsidiary, both of which are not eligible for the 90% tax reduction.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31,
	2018	2017	2016
U.S. Virgin Islands	$(10,955)	$(7,259)	$(3,721)
Other	454	998	492
Loss before income taxes	$(10,501)	$(6,261)	$(3,229)

The following table sets forth the components of our deferred tax assets:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Stock compensation	$199	$374
Accrued expenses	619	550
Available-for-sale securities	1,482	307
Net operating losses (1)	184	114
Other	35	29
	2,519	1,374
Deferred tax liability:
Depreciation	10	14
	2,509	1,360
Valuation allowance	(1,877)	(828)
Deferred tax asset, net	$632	$532
_____________

(1)	Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other non-current assets in the consolidated statement of cash flows. Significant factors contributing to the increase in our valuation allowance in 2018 are increases in the temporary differences attributable to AAMC’s investment in RESI common shares, partially offset by vesting of share-based compensation awards.

The following table sets forth the reconciliation of the statutory USVI income tax rate to our effective income tax rate:

	Year ended December 31,
	2018	2017	2016
U.S. Virgin Islands income tax rate	23.1%	38.5%	38.5%
State and local income tax rates	0.1	(0.1)	—
EDC benefits in the USVI	9.2	(45.1)	(50.7)
Foreign tax rate differential	(0.3)	0.3	(1.2)
Permanent and other	(3.5)	(4.6)	2.1
Share-based compensation	(22.0)	—	—
Valuation allowance	(10.2)	—	(41.5)
Effective income tax rate	(3.6)%	(11.0)%	(52.8)%

During the tax years ended December 31, 2018 and 2017, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2018 and 2017, we had accrued no unrecognized tax benefits or associated interest and penalties.

We remain subject to tax examination in the USVI for tax years 2015 to 2018 and in the United States for tax years 2017 and 2018.

8. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2018	2017	2016
Numerator
Net loss attributable to stockholders	$(10,876)	$(6,969)	$(4,935)
Amortization of preferred stock issuance costs	(206)	(206)	(207)
Numerator for basic and diluted EPS - net loss attributable to common stockholders	$(11,082)	$(7,175)	$(5,142)

Denominator
Weighted average common stock outstanding – basic	1,611,424	1,570,428	1,752,302
Weighted average common stock outstanding – diluted	1,611,424	1,570,428	1,752,302

Loss per basic common share	$(6.88)	$(4.57)	$(2.93)
Loss per diluted common share	$(6.88)	$(4.57)	$(2.93)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Year ended December 31,
	2018	2017	2016
Numerator
Amortization of preferred stock issuance costs	$206	$206	$207

Denominator
Stock options	22,268	57,488	165,983
Restricted stock	36,180	38,424	40,476
Preferred stock, if converted	200,000	200,000	200,000

9. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to Front Yard under the AMA, we operate as a single segment focused on providing asset management and corporate governance services.

10. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$4,052	$3,916	$3,934	$4,024	$15,926
Net loss attributable to stockholders	(4,364)	(1,067)	(1,155)	(4,290)	(10,876)
Loss per share of common stock – basic	(2.75)	(0.69)	(0.75)	(2.69)	(6.88)
Loss per share of common stock – diluted	(2.75)	(0.69)	(0.75)	(2.69)	(6.88)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$5,011	$4,643	$4,429	$4,077	$18,160
Net loss attributable to stockholders	(1,318)	(1,742)	(2,125)	(1,784)	(6,969)
Loss per share of common stock – basic	(0.89)	(1.15)	(1.38)	(1.15)	(4.57)
Loss per share of common stock – diluted	(0.89)	(1.15)	(1.38)	(1.15)	(4.57)

11. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2018 and through the issuance of these consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

On January 23, 2019, we granted 60,329 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $26.68.