Form 10-K/A
period 2018-12-31
Altisource Asset Management Corp
filed 2019-04-30
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Address of principal executive office)

(340) 692-0525
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

Altisource Asset Management Corporation
December 31, 2018

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers are as follows:

Name (1)	Age	Position
George G. Ellison	60	Chief Executive Officer and Chairman
Ricardo C. Byrd	70	Director
John P. de Jongh, Jr.	61	Director
Nathaniel Redleaf	34	Director
Robin N. Lowe	54	Chief Financial Officer
Stephen H. Gray	48	General Counsel and Secretary
Rene Dittrich	47	Chief Accounting Officer
___________

(1)	All information set forth herein is as of April 29, 2019.

George G. Ellison. Mr. Ellison was elected to our Board of Directors in June 2015 and has served as our Chief Executive Officer since February 2015. Mr. Ellison was also appointed to the Board of Directors of Front Yard Residential Corporation (“Front Yard”) in August 2015 and has served as Front Yard's Chief Executive Officer since March 2015. Mr. Ellison is responsible for the overall strategic direction of our company and Front Yard. Prior to joining AAMC, Mr. Ellison had been employed for 19 years at Bank of America and its predecessor, NationsBank. Mr. Ellison held several roles over his career at Bank of America, most recently being the executive leading the team that managed the valuation and disposition of Bank of America’s legacy mortgage loan portfolio and a leading member of Bank of America’s Special Initiatives team that worked to resolve Bank of America’s representation and warranty litigation. Prior to his most recent roles, Mr. Ellison was Global Head of the Structured Products division within Bank of America’s Investment Banking platform. His responsibilities involved all Structured Products, including RMBS, ABS, ABCP Conduit and CMBS securities, among others. Mr. Ellison holds a Bachelor of Science in Industrial Engineering from the University of Pittsburgh and a Masters of Business Administration from the Wharton School of Business.

Mr. Ellison’s substantial experience in structured financing and his excellent business acumen provide great benefit to our Board of Directors. Mr. Ellison’s vision and leadership are instrumental in the performance of our organization.

Ricardo C. Byrd. Mr. Byrd was elected to our Board of Directors in June 2015. Mr. Byrd has served as the Executive Director of the National Association of Neighborhoods (NAN), one of the nation’s largest and oldest multi-issue membership associations of grass-roots neighborhood organizations, since 1995, and from 1982 to 1994, served as Federal FTA Project Manager for NAN. He has over thirty years of management experience in directing grass-roots programs. On America’s social and economic development challenges, he has served as a public policy catalyst, a community outreach strategist and resource person to the White House, Congressional, state and local government officials, corporations and neighborhood leaders. Mr. Byrd is a native Washingtonian, educated in the District of Columbia Public Schools, and holds a Bachelor of Arts degree from Howard University.

Mr. Byrd’s understanding of neighborhood and borrower needs will provide us with valuable inputs regarding borrower and tenant satisfaction. His grass-roots involvements in empowering neighborhood organizations to improve the quality of life will provide insights to the Company in managing Front Yard's business. His diverse experience will further enable the Company to consider other client opportunities and their related benefits.

Nathaniel Redleaf. Mr. Redleaf was elected to our Board of Directors in June 2014. Mr. Redleaf is a Partner at Luxor Capital Group, LP, a New York-based hedge fund (“Luxor”), where he focuses on the homebuilding, commercial real estate, finance and gaming sectors. Prior to joining Luxor, Mr. Redleaf was a Research Analyst at Imperial Capital, a distressed debt focused investment bank. Mr. Redleaf currently serves as a member of the board of directors of Innovate Managed Holdings LLC. He received his B.A. degree in Political Economies of Industrial Societies from the University of California, Berkeley in 2005.

Mr. Redleaf brings valuable experience to our Board of Directors in real estate investment, finance and capital markets.

John P. de Jongh, Jr. John P. de Jongh, Jr., the former Governor of the United States Virgin Islands, was appointed to our Board of Directors in December 2016. Governor de Jongh currently is a Principal of Chilmark Advisory, LLC (“Chilmark”), a U.S. Virgin Islands-based advisory firm with a focus on real estate, insurance and financial services. From January 2007 to January 2015, Governor de Jongh served two terms as the Governor of the U.S. Virgin Islands, during which he led the territory through the difficult economic periods following the financial crisis of 2008, sponsored legislation to expand access of small businesses to loan programs and export initiatives, ensured Government access to capital markets, negotiated public-private initiatives with cruise lines and rum producers and implemented revitalization projects for St. Croix, St. Thomas and St. John. From 2003 to 2006, Governor de Jongh served as a Principal of Chilmark in the same capacities as his current position. From 1992 to 2002, Governor de Jongh served as President, Chief Operating Officer and a member of the board of directors of Lockhart Companies Incorporated, a holding company with subsidiaries in real estate, insurance and financial services in the U.S. Virgin Islands, the British Virgin Islands and the Turks & Caicos. He also served three terms as the President of the St. Thomas-St. John Chamber of Commerce and the Community Foundation of the Virgin Islands, a philanthropic organization focused on children and families. From 1993 to 1995, he was a Senior Managing Consultant for Public Financial Management, Inc., where he implemented five-year strategic plans for the cities of Philadelphia, PA, New Haven, CT and Washington, DC. Prior to 1993, Governor de Jongh served in multiple capacities for the Government of the U.S. Virgin Islands, including Commissioner of Finance, Director of Finance for the Virgin Islands Finance Authority, Executive Assistant to the Governor and Chairman of the Virgin Islands Water and Power Authority. Governor de Jongh received his Bachelor of Arts in Economics from Antioch College.

Governor de Jongh’s substantial political and business experience in the U.S. Virgin Islands, as well as his financial and real estate-related experience in general, bring strong targeted knowledge to our Company and drive a diverse and local understanding to our Board of Directors for the jurisdiction in which we are located.

Robin N. Lowe. Mr. Lowe has served as our Chief Financial Officer since October 2014 and has also served as the Chief Financial Officer of Front Yard since October 2014. He oversees all of our financial affairs including financial reporting, treasury, tax and shareholder relations. Prior to his appointment, Mr. Lowe served as Chief Financial Officer of CitiMortgage Inc. from October 2012 to July 2014. From May 2010 to September 2012, Mr. Lowe served as Chief Financial Officer of Citibank Korea, and from October 2008 to April 2010, he served as Chief Financial Officer of Citibank’s South East Asia Pacific region. From May 1995 to September 2008, Mr. Lowe served in lead finance roles with Citibank in various countries and regions. Mr. Lowe is a Fellow of the Institute of Chartered Accountants in England and Wales of which he has been a member since 1992. He holds a Masters Degree in Classics and a Bachelor of Arts, with honors, from Oxford University.

Stephen H. Gray. Mr. Gray has served as our General Counsel and Secretary since November 2012 and has also served as the Chief Administrative Officer of Front Yard since January 2016. Mr. Gray also served as the General Counsel and Secretary of Front Yard from December 2012 to January 2016. Prior to joining AAMC, Mr. Gray was General Counsel and Secretary of LaBranche & Co Inc., a publicly traded financial services company in New York, New York, from May 2004 to December 2011, and was a consulting attorney for The Nielsen Company, a global information and measurement company, during 2012. From June 1998 to May 2004, Mr. Gray was a corporate and securities attorney at the law firm of Fulbright & Jaworski L.L.P. in New York, New York, specializing in, among other things, securities offerings, mergers and acquisitions and general corporate reporting for public and private companies. From January 1996 to June 1998, he was a corporate and securities attorney at the law firm of Brock, Silverstein & McAuliffe, LLC, in New York, New York. He holds a Bachelor of Arts in History from Hobart College and a Juris Doctorate from Widener University School of Law.

Rene Dittrich. Mr. Dittrich has served as our Chief Accounting Officer and has also served as Chief Accounting Officer of Front Yard since May 10, 2017. Prior to joining AAMC, Mr. Dittrich held several positions at Credit Suisse in Zurich, Switzerland, New York, NY and Raleigh, NC over a 19-year career. Most recently, from 2011 through April 2017, Mr. Dittrich led the U.S. accounting function for Credit Suisse and also acted as the Site Lead for the finance group in Credit Suisse’s North Carolina Corporate Center. In this role, Mr. Dittrich focused on financial reporting, regulatory reporting, accounting policy and tax. Prior to 2011, Mr. Dittrich also served as, among other things, Chief Operating Officer for the Regional Controller with oversight for Credit Suisse’s locations in Brazil, Mexico, the Bahamas and Canada and as Vice President of Budgeting and Strategic Planning. Mr. Dittrich is a licensed CPA and has a Bachelor’s degree and a Master’s degree in Business from Zurich University, Switzerland.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than four (4) members with the exact number to be determined by vote of a majority of the Board of Directors. Our Board of Directors currently consists of four (4) members.

Meetings of the Board of Directors

The Board of Directors plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board of Directors and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board of Directors held eight (8) meetings in 2018. Each incumbent Director attended 100% of these meetings during the period in which they served as well as the meetings held by all committees of our Board of Directors on which they served during the year. The Board of Directors also regularly held executive sessions of the independent directors. We do not have a formal policy regarding Director attendance at the Annual Meeting of Stockholders. However, all of the incumbent members of our Board of Directors attended our 2018 Annual Meeting of Stockholders.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock Exchange (the “NYSE”), which governs the NYSE American where our common stock is listed.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with AAMC are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board of Directors has determined that Messrs. Byrd, de Jongh and Redleaf are independent Directors and were independent Directors for the full 2018 fiscal year.

Board Leadership Structure

Our Board of Directors’ leadership structure consists of a Chairman who is also our Chief Executive Officer, a Lead Independent Director, who is elected by the independent directors, and three Committee Chairs, each of whom are independent directors (and one of whom, the Chair of our Audit Committee, is also our Lead Independent Director). We discuss succession planning with respect to our Chairman, our Chief Executive Officer, and other business heads at least annually.

Our Board has combined the positions of Chairman and Chief Executive Officer since Mr. Ellison was appointed as Chairman of the Board in June 2015. Our Board believes that we are well-served by Mr. Ellison’s service as both Chairman of the Board and Chief Executive Officer since he is dealing with, and is heavily involved in, the day-to-day operations of the Company and its clients, thereby being best positioned to provide insights and strategic information to the Board for consideration. Due to Mr. Ellison’s combined position as Chairman and Chief Executive Officer, we have had a Lead Independent Director while Mr. Ellison holds both positions. All of our other Directors are independent, and all of our Board committees and their chairpersons are independent. Our Board believes that the strong leadership structure provides the Board with an important balance and knowledge base, for several reasons. First, a combined Chairman and Chief Executive Officer position allows us to speak with one voice to our stockholders, counterparties and external constituencies. Second, we operate in the investment industry, which is impacted heavily by real estate risk; investment risk; market risk; credit risk; liquidity risk; legal, compliance and regulatory risk; and reputation risk. We believe that these risks are best managed on a daily basis by Mr. Ellison in his dual role as Chairman and Chief Executive Officer and the senior management team who report directly to him, with oversight of the full Board, including Board committees composed solely of outside, independent directors. Third, we have had a strong Lead Independent Director who provides independent oversight over Mr. Ellison and the full Board of Directors, including with respect to the calling of meetings of the Board, executive sessions of the independent members of the Board, and setting the agenda for meetings of the Board and meetings of the independent members of the Board. Historically, our Lead Independent Director has provided important leadership and insight as the Chair of our Audit Committee. We also have empowered other strong independent Directors to chair our Compensation Committee and Nomination/Governance Committee. Each of our independent Directors is authorized to call executive sessions of independent Directors to discuss any subject. Our independent Directors also frequently communicate with each other by telephone between meetings of the Board and committees of the Board on an ad hoc basis as needed.

Our Board believes that this leadership structure provides an effective balance between leadership of the Board and our Company by a strong Chairman and Chief Executive Officer and effective oversight of the Board and our Company by independent Directors.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nomination/Governance Committee. A brief description of these committees is provided below.

Audit Committee. The Audit Committee of our Board of Directors oversees the relationship with our independent registered public accounting firm, reviews and advises our Board of Directors with respect to reports by our independent registered public accounting firm and monitors our compliance with laws and regulations applicable to our operations, including the evaluation of significant matters relating to the financial reporting process and our system of accounting, internal controls, auditing and federal securities law matters and the review of the scope and results of the annual audit conducted by the independent registered public accounting firm.

The members of the Audit Committee since May 2018 have been Governor de Jongh and Messrs. Byrd and Redleaf, and Governor de Jongh has served as the Chair of the Audit Committee since May 2018. Upon election of the proposed Directors, Governor de Jongh will continue to serve as the Chair of the Audit Committee, and Messrs. Byrd and Redleaf will continue to serve as members of the Audit Committee. Each current and proposed member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board of Directors has determined that, throughout the 2018-2019 service year, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board of Directors has also determined that each of Mr. Redleaf and Governor de Jongh qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Audit Committee in March 2019. The Audit Committee met nine (9) times in 2018.

Compensation Committee. The Compensation Committee of our Board of Directors oversees our Board and employee compensation and employee benefit plans and practices. The Compensation Committee also evaluates and makes recommendations to our Board of Directors for human resource and compensation matters relating to our named executive officers. With respect to all officers and employees of the Company other than the Chairman/Chief Executive Officer, the Compensation Committee reviews with the Chief Executive Officer and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to stockholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof and to recommend changes to these plans to our Board of Directors. The Compensation Committee has authority for the administration of awards under AAMC’s 2012 Equity Incentive Plan (the “2012 Equity Plan”). The Compensation Committee has the authority to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities at our expense. The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Committee requests.

The members of the Compensation Committee since May 2018 have been Mr. Byrd, Mr. Redleaf and Governor de Jongh, and Mr. Redleaf has served as the Chair of the Compensation Committee since May 2017. Upon the election of the proposed Directors, Nathaniel Redleaf will continue to serve as the Chair of the Compensation Committee, and Mr. Byrd and Governor de Jongh will continue to serve as Compensation Committee members. Each current and proposed member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Compensation Committee in March 2019. The Compensation Committee met five (5) times in 2018.

Nomination/Governance Committee. The Nomination/Governance Committee of our Board of Directors makes recommendations to our Board of Directors of individuals qualified to serve as Directors and committee members for our Board of Directors; advises our Board of Directors with respect to Board of Directors composition, procedures and committees; develops and recommends to the Board of Directors a set of corporate governance principles and oversees the evaluation of our Board of Directors and our management.

The members of the Nomination/Governance Committee since May 2017 have been Mr. Byrd, Mr. Redleaf and Governor de Jongh. Mr. Byrd has served as the Chair of the Nomination/Governance Committee since May 2017. Upon the election of the proposed Directors, Mr. Byrd will continue to serve as Chair of the Nomination/Governance Committee, and Mr. Redleaf and Governor de Jongh will continue to serve as Nomination/Governance Committee members. Each current and proposed member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Nomination/Governance Committee in March 2019. The Nomination/Governance Committee met five (5) times in 2018.

It is the policy of our Nomination/Governance Committee to consider candidates for Director recommended by you, our stockholders. In evaluating all nominees for Director, our Nomination/Governance Committee will take into account the applicable requirements for Directors under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and NYSE listing standards. In addition, our Nomination/Governance Committee will take into account AAMC’s best interests as well as such factors as knowledge, experience, skills, expertise, diversity and the interplay of the candidate’s experience with the background of other members of our Board of Directors.

The Nomination/Governance Committee will consider diversity when it recommends Director nominees to the Board of Directors, viewing diversity in an expansive way to include differences in prior work experience, viewpoint, education and skill set. In particular, the Nomination/Governance Committee will consider diversity in professional experience, skills, expertise, training, broad-based business knowledge and understanding of our business environment when recommending Director nominees to the Board of Directors, with the objective of achieving a Board with diverse business and educational backgrounds. Board members should have individual backgrounds that, when combined, provide a portfolio of experience and knowledge that will serve our governance and strategic needs. The Nomination/Governance Committee will periodically review the skills and attributes of Board members within the context of the current make-up of the full Board of Directors as the Nomination/Governance Committee deems appropriate. The Nomination/Governance Committee does not discriminate against candidates for the Board of Directors based on race, color, religion, sex, sexual orientation or national origin.

The Nomination/Governance Committee will regularly assess the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are anticipated. Various potential candidates for Director will then be identified. Candidates may come to the attention of the Nomination/Governance Committee through current members of the Board of Directors, professional search firms, stockholders or industry sources.

In connection with this evaluation, one or more members of the Nomination/Governance Committee, and others as appropriate, will interview prospective nominees. After completing this evaluation and interview, the Nomination/Governance Committee will make a recommendation to the full Board of Directors as to the persons who should be nominated by the Board of Directors. The Board of Directors will determine the nominees after considering the recommendation and report of the Nomination/Governance Committee. Should a stockholder recommend a candidate for Director, our Nomination/Governance Committee would evaluate such candidate in the same manner that it evaluates any other nominee. To date, no stockholder or group of stockholders owning more than 5% of our common stock has put forth any Director nominees.

If you want to recommend persons for consideration by our Nomination/Governance Committee as nominees for election to our Board of Directors, you can do so by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. You should provide each proposed nominee’s name, biographical data and qualifications. Your recommendation should also include a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a Director.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by our Board of Directors provide guidelines for us and our Board of Directors to ensure effective corporate governance. The Corporate Governance Guidelines cover topics such as Director qualification standards, Board of Directors and committee composition, Director responsibilities, Director access to management and independent advisors, Director compensation, Director orientation and continuing education, management succession and annual performance appraisal of the Board of Directors.

Our Nomination/Governance Committee reviews our Corporate Governance Guidelines at least once a year and, if necessary, recommends changes to our Board of Directors. Our Corporate Governance Guidelines were last reviewed and approved by the Board of Directors in March 2019. Our Corporate Governance Guidelines are available on our website at www.altisourceamc.com and are available to any stockholder who requests them by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Executive Sessions of Non-Management Directors

Non-management Directors meet in executive session without management representatives periodically.

Communications with Directors

If you desire to contact our Board of Directors or any individual Director regarding AAMC, you may do so by mail addressed to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. All stockholder communications received in writing will be distributed to our full Board of Directors if addressed to the full Board or to individual Directors if addressed to any of them individually.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to our Directors, executive officers and employees (including our principal executive officer). We also adopted a Code of Ethics for Senior Financial Officers that applies to our principal financial officer and principal accounting officer. Any waivers from the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or the Audit Committee and will be subsequently disclosed when required by SEC or applicable exchange rules. Our Nomination/Governance Committee reviews our Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers at least once a year and, if necessary, recommends changes to our Board of Directors. Our Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers were last reviewed and approved by the Board of Directors in March 2019. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our website at www.altisourceamc.com and are available to any stockholder who requests a copy by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under SEC or exchange rules, will either be posted on our website at www.altisourceamc.com or otherwise disclosed in accordance with such rules.

Risk Management and Oversight Process

Our Board of Directors and each of its committees are involved with the oversight of the Company’s risk management.

The Board of Directors and the Audit Committee monitor AAMC’s credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and internal and external auditors. In its periodic meetings with internal and external auditors, the Audit Committee discusses the scope and plan for the internal audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs.

In its periodic meetings with the external auditors, the Audit Committee discusses the external audit scope, the external auditors’ responsibility under the Standards of the Public Company Accounting Oversight Board (“PCAOB”), accounting policies and practices and other required communications. In addition, through regular reviews with management and, at times, certain employees of AAMC, the Nomination/Governance Committee assists the Board of Directors in monitoring the Company’s governance and succession risks, and the Compensation Committee assists the Board of Directors in monitoring our compensation policies and related risks.

The Board of Directors’ role in risk oversight is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and our Chairman, the Board of Directors and its committees providing oversight in connection with these efforts. Our Investment Committee, which is comprised of our Chairman and our Chief Executive Officer, has responsibility for assessing and managing the Company’s risk exposure with respect to transactional and counterparty risk.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

We believe an effective executive compensation program aligns executives’ interests with stockholders by rewarding performance that achieves or exceeds specific financial targets and strategic goals designed to increase stockholder value, including, without limitation, goals set for our primary client and primary source of revenues, Front Yard Residential Corporation (“Front Yard”). We seek to promote individual service longevity and to provide our executives with long-term incentive opportunities that promote consistent, high-level financial performance. The Compensation Committee evaluates both performance and compensation annually to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies, subject to consideration of the Company’s own financial performance. To achieve these objectives, we generally believe executive compensation packages should include both cash and equity-based compensation that rewards performance as measured against established goals.

This compensation discussion and analysis provides information regarding the following:

•	compensation programs for our Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary and Chief Accounting Officer;

•	overall objectives of our compensation program and what it is designed to reward;

•	each element of compensation that we provide; and

•	the reasons for the compensation decisions we have made regarding these individuals.

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer is involved in the design and implementation of our executive compensation, including equity compensation under our 2012 Equity Incentive Plan, and is typically present at Compensation Committee meetings, except that the Chief Executive Officer is not present during any voting or deliberations on his compensation. The Chief Executive Officer annually will review the performance of each executive officer (other than himself, whose performance is reviewed by the Compensation Committee) and present his conclusions and recommendations regarding incentive award amounts (both cash and stock, as applicable) to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations; however, executive compensation matters are generally delegated to the Chief Executive Officer (other than with respect to himself) for development and execution. In connection with our 2018 year-end cash incentive compensation, Mr. Ellison was involved with, and recommended compensation for, our named executive officers other than him, based in part on discussions with F.W. Cook & Co. (“F.W. Cook”), who has, in prior years, been retained as the Compensation Committee’s consultant.

Compensation Consultant

To further the objectives of our compensation program, our Compensation Committee may conduct an analysis of the compensation levels of certain of our named executive officers in conjunction with an independent compensation consultant. For year-end 2018 incentive compensation, although the Compensation Committee did not retain F.W. Cook as its consultant in connection with its compensation decisions, both our Chief Executive Officer and the Compensation Committee had discussions to confirm 2018 industry data with respect to the Company’s peers. Combined with the prior determination, based on AAMC’s financial performance, that it would not increase the incentive compensation of our named executive officers, the Compensation Committee confirmed that the compensatory and competitive environment had not materially changed in 2018 compared to the environment that existed in 2017 when the Compensation Committee had retained F.W. Cook. Using the analysis that had been provided by F.W. Cook in connection with 2017 year-end compensation decisions, the Compensation Committee relied upon the benchmarking performed by F. W. Cook against peer companies of Front Yard and analysis of the peer compensation of internally managed and externally managed companies with whom Front Yard competes and from whom AAMC would retain and/or potentially lose talent. This decision was reached by the Compensation Committee considering that (a) F.W. Cook advised the Compensation Committee that the overall compensation structure of such peer companies has not materially changed, (b) the compensation paid to AAMC’s named executive officers was generally lower than the median compensation of named executive officers at such companies and (c) given AAMC’s financial performance in 2018, the Compensation Committee desired to keep the named executive officer compensation flat or lower than their 2017 compensation. The peer/industry companies considered by F.W. Cook in providing its advice to the Compensation Committee in 2017 and which the Committee determined remained appropriate for 2018 decisions, included American Assets Trust, American Homes 4 Rent, BRT Apartments, Dynex Capital, EdR, Hannon Armstrong, Investors Real Estate Trust, Invitation Homes, Independence Realty, iStar, Ladder Capital, RAIT Financial Trust, Redwood Trust, STORE Capital, UMH Properties and Washington REIT.

In 2018, the Compensation Committee also considered our current senior executive relocation packages and related benefits to the benefits provided to senior executives of other off-shore companies, which were aligned with industry practices, particularly given the challenges the Company can have in recruiting talent in the U.S. Virgin Islands and the Cayman Islands. Due to the recent 2017 review, the Compensation Committee determined not to obtain a new analysis of the relocation benefits for 2018 year-end compensation decisions. See “–Employee Relocation Program” below for more information.

If the Compensation Committee hires a compensation consultant, including F.W. Cook, for future periods, the consultant would be expected to provide research and present information to the Compensation Committee related to compensation trends and “best practices” in executive compensation among peer group companies in a similar line of business and of similar size to AAMC, or its primary client Front Yard, or any of AAMC’s other potential advisory clients. Executive compensation data and other resources provided by the compensation consultant would be expected to set the foundation for the Compensation Committee’s review and analysis of executive compensation levels.

Employment Agreements

We currently do not have employment agreements with any of our named executive officers. However, our employment arrangements provided for a base salary and cash incentive compensation based on the overall performance of the executive and their importance to the Company as well as satisfaction of pre-established Front Yard and AAMC-specific performance criteria. The named executive officers may also receive grants of restricted stock awards under our 2012 Equity Incentive Plan at the discretion of the Compensation Committee, as the 2102 Equity Incentive Plan administrator. In addition, the executives may receive benefits such as participation in our health care plan and opportunity to participate in a contributory retirement plan. AAMC reimburses each executive for reasonable costs properly incurred by such executive in the course of his or her employment with us including, without limitation, reimbursement of relocation expenses, if relocation is required, and the provision of certain allowances as described in the Executive Compensation section below.

In addition, in the event that the executive’s employment is terminated by us without “cause” the executive may receive severance benefits of up to six months’ base salary. “Cause” generally is defined as either (i) any willful or grossly negligent conduct (including, but not limited to, fraud or embezzlement) committed by the executive in connection with his/her employment, which conduct in the reasonable determination of the Board of Directors has had or will have a material detrimental effect on our business, or (ii) the executive’s conviction of, or entering into a plea of nolo contendere to, a felony involving fraud or embezzlement or such other crime that may bring disrepute upon us, whether or not committed in the course of his or her employment. In these instances, we would also pay standard relocation costs to relocate the executive to their previous domicile prior to being relocated to the U.S. Virgin Islands or the Cayman Islands, as applicable.

Each of our executives has executed an Employee Intellectual Property and Confidentiality Agreement that contains covenants to maintain our confidential information and that all developments by such executive shall be our property.

Elements of Compensation

The current compensation package for our named executive officers consists of base salary and annual cash incentive compensation. This compensation structure was developed in order to provide each named executive officer with a competitive salary while emphasizing a cash incentive compensation element that is tied to the achievement of corporate goals and strategic initiatives as well as individual performance. The Compensation Committee also may, from time to time, grant equity compensation awards to the named executive officers in order to further align their interests with AAMC’s stockholders. We believe that the following elements of compensation are appropriate in light of our strategic initiatives, industry, current challenges and environment.

Base Salary. Base salaries for our named executive officers are established based on individual qualifications and job responsibilities while taking into account compensation levels at similarly situated companies for similar positions.

Base salaries of the named executive officers are expected to be reviewed annually during the performance appraisal process with adjustments made based on market information, internal review of the executive officer’s compensation in relation to other officers, the individual performance of the executive officer and our corporate performance. Salary levels are also considered upon a promotion or other change in job responsibility. Salary adjustment recommendations will be based on our overall performance and an analysis of compensation levels necessary to maintain and attract quality personnel. The Compensation Committee will set the base salary for the Chief Executive Officer and approve the base salaries for all other named executive officers.

Annual Cash Incentive Compensation. Pursuant to our annual incentive philosophy, our executives can earn cash awards as determined by the Compensation Committee. Our philosophy provides the Compensation Committee and our management with the authority to establish incentive award guidelines, which are further discussed below.

Equity Awards under the 2012 Equity Incentive Plan. The Company adopted the 2012 Equity Incentive Plan to afford an incentive to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates to continue as officers, non-employee directors, employees, advisors or consultants, to increase their efforts on behalf of AAMC and to promote the success of AAMC’s business. From time to time, the Compensation Committee, as administrator of the 2012 Equity Incentive Plan, grants awards to our named executive officers in addition to their annual cash incentive compensation. For further information on our 2012 Equity Incentive Plan, please see “–2012 Equity Incentive Plan” below.

2018 Compensation Determinations

Under AAMC’s annual cash incentive compensation plan, our named executive officers can earn cash incentive compensation awards as determined by the Compensation Committee. The Compensation Committee and management have the authority to establish incentive compensation award guidelines. Each named executive officer has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2018, 34-50% of total annual cash target compensation was payable to our named executive officers only upon achievement of certain scorecard and individual performance levels. The appropriate targeted percentage varies based upon the nature and scope of each named executive officer’s responsibilities.

Our annual incentive-based cash compensation is structured to motivate executives to achieve pre-established key performance indicators by rewarding the executives for such achievement. We seek to accomplish this by utilizing a balanced scorecard methodology that incorporates multiple financial and non-financial performance indicators developed through our annual strategic planning process. A corporate scorecard is approved by our Compensation Committee and/or the full Board of Directors and is utilized by the Compensation Committee as a factor to determine the appropriate amount of incentive compensation to be paid to our employees named executive officers.

For 2018, AAMC’s corporate scorecard remained substantially unchanged from the corporate scorecard approved by the Compensation Committee in 2017, with the exception of certain performance goals that were adjusted to reflect updated 2018 strategic objectives following the goals that had been achieved in 2017, based in substantial part on the corporate goals that were most important to AAMC and to Front Yard as AAMC’s primary client. The Compensation Committee determined that the Front Yard goals were important to AAMC in light of the fact that the achievement of such Front Yard’s goals would enable Front Yard to meet performance targets that could translate into higher asset management revenues for AAMC.

The corporate scorecard for 2018 for matters related to both AAMC’s and Front Yard’s performance is detailed below:

Goal/Strategic Initiative		Metric	Performance Goals	Performance Goal Achievement
1.	Maintain Front Yard’s financing arrangements/ ensure adequate liquidity	Financing facilities and available liquidity for Front Yard are sufficient to support business objectives	Push out maturities of financing; fix interest rates where appropriate/ beneficial; increase and/or stabilize funding capacity
Front Yard’s weighted average debt maturity increased to 5.5 years at December 31, 2018 compared to 3.5 years at December 31, 2017; 87% of debt had fixed or capped rates at December 31, 2018 compared to 64% at December 31, 2017. New 10 year Freddie Mac $509 million term loan with 4.65% fixed rate. Refinanced prior $489 million loan into a $505 million loan using same collateral with Morgan Stanley at 148.5bps lower credit spread.

2.	Increase rental homes under management for Front Yard at appropriate yields	Increase number of homes in Front Yard’s rental portfolio. Maximize the number of purchased/rented homes based on market opportunities	Meaningfully increase the size of Front Yard’s rental portfolio through purchase of rental homes at appropriate yields
Stabilized rental portfolio of 14,383 homes at December 31, 2018, up 23% over December 31, 2017. Increased rental revenue by 48% over the full year 2017 to $183.0 million for the year ended December 31, 2018.

3.	Improve Front Yard’s stabilized rental home operating metrics	Continue to improve Front Yard’s operating metrics to be in line with or exceed single-family rental competitors	Achieve or exceed industry standard operating metrics for Stabilized Rental Net Operating Income (“Stabilized Rental NOI”) and Stabilized Rental NOI Margin
Achieved and improved target Stabilized Rental Net Operating Income and Stabilized Rental NOI Margin before acquisition of HavenBrook Partners, LLC. Maintained strong stabilized rental operating metrics during transition of property management to internal platform in second half of 2018.

4.	Maintain appropriate capital markets flow	Continue to complete sales of non-rental assets to recycle liquidity and improve Front Yard’s purchasing power; complete and/or collapse securitizations as appropriate	Continue sales of remaining non-rental real-estate owned (“REO”) properties to dispose of legacy assets and generate liquidity for purchases of stabilized single-family rental properties	Sold 386 legacy REO properties, reducing the portfolio of legacy REO properties by 79% to 104 at December 31, 2018 from 490 at December 31, 2017.
5.	Diversification of AAMC’s business	Seek to amend the AMA between AAMC and Front Yard. Create new business lines and revenue streams for AAMC
Consider and, if appropriate, amend AAMC/Front Yard Asset Management Agreement to better align interests, improve Front Yard G&A, improve fee structure and retain AAMC. Potential funding and/or development of SFR properties for Front Yard or other buyers.

Continuing to negotiate and consider changes to the Asset Management Agreement; revenue streams relating to building flow program is continuing development. Development delayed due to completion of transformational acquisition of property manager for Front Yard.

Goal/Strategic Initiative		Metric	Performance Goals	Performance Goal Achievement
6.	Hire and develop key talent	Focus on increasing talent pool for AAMC/hire key personnel	Hire and develop key talent
VP of Treasury hired, Senior Transactional Attorney hired for Front Yard acquisitions and compliance initiatives, VP of Information Technology hired to further develop portfolio management tools for AAMC clients and build AAMC network infrastructure.

7.	Regulatory compliance and litigation management	Maintain AAMC compliance with Virgin Islands Economic Development (“EDC”) program, maintain compliance as a registered investment adviser (“RIA”) and reduce or remove litigation exposure for AAMC	Maintain compliance with regulatory requirements and manage litigation exposure
Achieved compliance with regulatory requirements of EDC and RIA rules/registration; won motions to dismiss in AAMC’s class securities litigation and caused voluntary dismissal of related AAMC stockholder derivative action with no liability to AAMC.

8.	Individual performance - personal evaluation
Efforts to grow revenue and improve profitability, reduce costs, identify and prevent litigation, own and articulate vision, build corporate culture and morale, decision making, succession planning, diagnose problems and identify solutions, maintain effective processes

			Per individual	To be determined by Compensation Committee with recommendation of CEO for all but himself

The components above in each scorecard are weighted based on relevance to Front Yard’s and AAMC’s ultimate long-term performance and the achievement of their respective corporate strategies.

The scorecards are communicated to all incentive eligible executives by the executive's immediate supervisor, which in the case of all of our named executive officers other than Mr. Ellison is the Chief Executive Officer. This incentive compensation structure is intended to align the goals of our incentive eligible employees with the overall success of AAMC and Front Yard, as AAMC’s primary client, while establishing clear performance standards within their respective business or support units.

The 2018 personal scorecards for Mr. Ellison and each of Messrs. Lowe, Gray and Dittrich were based on the corporate scorecard goals set forth in the table above and an evaluation of their individual performance and leadership as a whole. Each of the goals were weighed and applied by our Compensation Committee for each named executive officer in determining his performance against the goals on an overall basis, taking into consideration their individual performance and the industry compensation levels of the peers.

For our executives and key employees other than Mr. Ellison, Mr. Ellison presents performance appraisal scores to the Compensation Committee and makes recommendations as to their incentive compensation. Our Compensation Committee evaluates the recommendations in light of overall performance and such employee’s business unit or support unit’s performance and makes the final compensation award determinations. Annual cash incentive compensation is paid to our executives and other incentive eligible employees following this determination. Despite the positive performance of the named executive officers in respect of the scorecard above, our Compensation Committee determined to keep flat or reduce the cash compensation payable to our named executive officers the separate financial performance of AAMC in 2018, in light of the financial performance of AAMC compared to 2017 financial performance.

Following these procedures and the ratings of achievement against their 2018 scorecards, the Compensation Committee determined to award the following cash incentive compensation awards to our named executive officers: Mr. Ellison received an annual cash bonus of $300,000, or 66.7% of his aggregate target cash bonus opportunity; Mr. Lowe received an annual cash bonus of $350,000, or 87.5% of his aggregate target cash bonus opportunity; Mr. Gray received an annual cash bonus of $150,000, or 71.4% of his aggregate bonus opportunity; and Mr. Dittrich received an annual cash bonus of $120,000, or 85.7% of his aggregate target cash bonus opportunity. These annual cash bonuses were awarded in February 2019. Certain of our executive officers were also awarded equity-based awards in January 2019 as described more fully in “2012 Equity Incentive Plan” below. Please see the Summary Compensation Table under “Executive Compensation” for the actual amounts awarded to our named executive officers for 2018 performance.

In determining the bonuses for our named executive officers, the Compensation Committee considered the valuable and substantial contributions they had made to both AAMC and Front Yard in 2018, the importance to us of retaining and incentivizing them, and the historical 2017 F.W. Cook analysis in comparing our compensation structure to those of companies in the industry in which we and Front Yard compete, which overall is lower than the compensation paid to the similar named executive officers in the peer companies and the fact that AAMC’s actual performance for Front Yard and itself had not yet translated into improved financial performance for AAMC’s 2018 calendar year. The Compensation Committee also considered that, although the substantial accomplishments made by such officers were not reflected in AAMC’s GAAP financial performance, such accomplishments were key in setting up AAMC for future success under the Asset Management Agreement with Front Yard.

The base salary and annual cash incentive compensation paid to our named executive officers totaled $2,459,385 in the aggregate for 2018, or approximately 16.7% of the management fees of $14,742,991 paid by Front Yard to AAMC. Of the $2,459,385 paid to our named executive officers, 62.6% or $1,539,385 was paid as base salary and 37.4% or $920,000 was paid in the form of annual cash incentive compensation. None of these amounts are reimbursed or paid by Front Yard under the asset management agreement between Front Yard and AAMC, as they are solely designed to be covered by the base management fee paid to AAMC.

2019 Annual Incentive Compensation. Generally, in the meetings of the Board of Directors and Board Committees held in March or April of each fiscal year, the Compensation Committee approves the corporate scorecard and annual incentive components for the Chief Executive Officer and other named executive officers for the upcoming year. The Compensation Committee determined that the following strategic initiatives were important and would be considered in determining the 2019 cash incentive compensation for our named executive officers:

•	AAMC’s financial performance;

•	Potential amendment of the Asset Management Agreement between Front Yard and AAMC to better align interests, improve Front Yard G&A, improve fee structure and retain AAMC;

•	AAMC’s diversification of business and increased revenue stream;

•	Front Yard’s financial and operating performance;

•	achieving targeted growth of Front Yard’s rental portfolio;

•	capital markets and purchase transactions for Front Yard;

•	maintaining or increasing financing capability and liquidity for Front Yard; and

•	maintaining REIT compliance for Front Yard, and corporate governance and regulatory compliance for AAMC.

2012 Equity Incentive Plan

In December 2012, our prior Board of Directors and AAMC’s sole stockholder approved and implemented the 2012 Equity Incentive Plan. The purpose of the 2012 Equity Incentive Plan is to provide additional incentives to key employees, Directors and other key individuals to make extraordinary contributions to the Company, to assist with the retention of key employees, Directors and other key individuals and to align their interests with the interests of our stockholders. The 2012 Equity Incentive Plan is administered by the Compensation Committee, who authorizes the award of restricted stock, options, stock appreciation rights, stock purchase rights or other equity-based awards to our employees. Options awarded under the 2012 Equity Incentive Plan, if any, may be either “incentive stock options” as defined in Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee. Currently, other than restricted stock awards with vesting terms, the Compensation Committee does not expect to grant any options, stock appreciation rights, stock purchase rights or other equity based awards under the 2012 Equity Incentive Plan.

Each restricted stock award granted under the 2012 Equity Incentive Plan is, and will be, evidenced by a written award agreement between the participant and us, which describes the award and states the terms and conditions to which the award is subject. If any shares subject to award are forfeited or if any award terminates, expires or lapses without being exercised, shares of common stock subject to such award will again be available for future award.

Our 2012 Equity Incentive Plan allows grants of both performance hurdle-vested stock awards and time-vested stock awards. Prior to 2017, our restricted shares of common stock vest subject to the achievement of stock performance hurdles of AAMC, generally related to the performance of AAMC stock price since the date of grant. Due to the relatively low public float and relative volatility of our common stock, in order to better incentivize award recipients, the Compensation Committee commenced granting time-vested restricted stock awards with vesting dates on each of the first three anniversaries of the date of grant.

For performance hurdle-vested awards, if an award recipient’s service with AAMC or any of its affiliates is terminated prior to full vesting of the restricted stock, then the award recipient will forfeit all unvested restricted stock to AAMC, except that (i) if an award recipient’s service is terminated either by us (or an affiliate) without cause or due to death or disability and (ii) if a performance hurdle has already been achieved or is achieved within ninety days of termination, unvested stock for the corresponding tranche will continue to vest; provided that the recipient was employed by AAMC or its affiliates for at least two years prior to termination. For the time-vested restricted stock awards, the awards will continue to vest in accordance with their vesting terms upon termination of their employment unless the recipient’s employment is terminated “for cause.”

2018 Equity Awards

On February 20, 2018, the Compensation Committee awarded Mr. Ellison an aggregate of 16,487 shares of AAMC restricted stock with a grant date fair value of $1,055,992, Mr. Lowe an aggregate of 3,903 shares of AAMC restricted stock with a grant date fair value of $249,987 and Mr. Gray an aggregate of 2,342 shares of AAMC restricted stock with a grant date fair value of $150,005. The grant date value of $64.05 per share was determined based on the average of the high and low sales prices on February 20, 2018. Each of these awards vest in three equal annual installments on each of February 20, 2019, 2020 and 2021. The award of these shares is included in the “Summary Compensation Table” in this proxy statement because the grants were made during the 2018 fiscal year. None of our other named executive officers received any additional awards of restricted stock.

In determining the awards for our named executive officers, the Compensation Committee considered the valuable and substantial contributions they had made to achieving Front Yard's and AAMC’s strategic objectives, the importance to us of retaining and incentivizing them and the desire to have their cash compensation reduced and converted into the restricted stock awards so that the benefits of such grants only would be realized if the Company’s stock price were to increase.

2019 Equity Awards

On January 23, 2019, the Compensation Committee awarded Mr. Ellison an aggregate of 39,355 shares of AAMC restricted stock with a grant date fair value of $1,049,991, Mr. Lowe an aggregate of 9,730 shares of AAMC restricted stock with a grant date fair value of $259,596 and Mr. Gray an aggregate of 5,622 shares of AAMC restricted stock with a grant date fair value of $149,995. The grant date value of $26.68 per share was determined based on the average of the high and low sales prices on January 23, 2019. Each of these awards shall vest in three equal annual installments on each of January 23, 2020, 2021 and 2022. The award of these shares is not included in the “Summary Compensation Table” because the grants were made following the end of the 2018 fiscal year. None of our other named executive officers received any additional awards of restricted stock.

Any future awards of restricted stock by us may be subject to vesting requirements determined from time to time by the Compensation Committee, which may be different from or similar to the vesting requirements set forth above.

Relocation Program and USVI Preferred Stock Plan

Our principal offices are based in St. Croix, in the U.S. Virgin Islands, and we also have an office in the Cayman Islands. Generally, the employees we seek to hire have previously not been based in St. Croix or the Cayman Islands. Rather, the talent we have recruited has generally been located in major metropolitan centers in the United States. In addition, St. Croix is generally more economically depressed and both the Cayman Islands and St. Croix have a higher cost of living compared to most of the major metropolitan areas of the United States where we believe important talent is located and a number of our peer companies are based.

Employee Relocation Program. In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer a relocation package to individuals who are relocating to the U.S. Virgin Islands or the Cayman Islands to work (the “Employee Relocation Program”). The Employee Relocation Program includes relocation benefits such as moving expenses, home sale support, a housing allowance, payment of applicable children’s school tuition fees and payment of “home leave” travel for return trips to the continental United States, in each case subject to certain limits and exceptions. Upon a participant’s departure after at least one year of service or termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. We believe that our Employee Relocation Program is necessary to attract and retain talent that is critical to our success. For 2018, each of Messrs. Ellison, Lowe, Gray and Dittrich received benefits under the Employee Relocation Program as set forth in the “Summary Compensation Table” below and accompanying footnotes. In 2018, in reviewing our relocation program against other off-shore companies for 2017 compensation decisions, F.W. Cook had advised that our packages, although given to more executives than the comparable offshore entities, were generally lower in amount than the comparable offshore companies and, therefore were within approximately 5% of the median benefits provided at such comparable offshore companies. The Compensation Committee determined to rely on the 2018 report of F.W. Cook in determining not to materially change AAMC’s relocation plan.

Preferred Stock Plan. Following stockholder approval at the 2016 Annual Meeting of Stockholders, we implemented AAMC’s 2016 Employee Preferred Stock Plan (the “Preferred Stock Plan”). The Preferred Stock Plan authorizes the grant of restricted non-voting Preferred Stock to AAMC’s U.S. Virgin Islands employees. The Preferred Stock Plan was created to induce certain employees to relocate and work in the U.S. Virgin Islands, remain in the employ of AAMC and provide additional incentive to promote the success of AAMC. On January 5, 2017, our Board of Directors authorized the acquisition of 100 shares of Series B Preferred Stock by Mr. Ellison and 100 shares of Series C Preferred Stock by Mr. Gray, and on February 20, 2018, our Board of Directors authorized the acquisition of 100 shares of Series E Preferred Stock by Mr. Dittrich. In February 2018 and 2019, AAMC declared and paid dividends on the Preferred Stock held by Messrs. Ellison, Gray and Dittrich as well as other U.S. Virgin Islands employees of AAMC. Details regarding the dividends paid to Messrs. Ellison, Gray and Dittrich in each year are set forth in the footnotes to their “Other Compensation” column of the “Summary Compensation Table” below. Because Mr. Lowe is not located in the U.S. Virgin Islands, he does not participate in the Preferred Stock Plan.

Stock Ownership Policies

Although we do not have stock ownership requirements, our philosophy is that equity ownership by our Directors and executives is important to attract, motivate, retain and to align their interests with the interests of our stockholders.  The Compensation Committee believes that our various equity incentive plans are adequate to achieve this philosophy. We also maintain an insider trading policy detailing our trading window period for Directors, executive officers and other employees.

Other Compensation

The Compensation Committee’s policy with respect to other employee benefit plans is to provide benefits to our employees, including executive officers, that are comparable to benefits offered by companies of a similar size to ours. A competitive comprehensive benefit program is essential to achieving the goal of attracting and retaining highly qualified employees.

Potential Payments upon Termination or Change in Control

Below is a description of the amounts payable to each currently employed named executive officer, assuming the executive’s employment had terminated under various scenarios as of December 31, 2018. Due to the number of factors that affect the nature and amount of any benefits under the various scenarios, actual amounts paid or distributed may be different.

Under our employment arrangements with each of Messrs. Ellison, Lowe, Gray and Dittrich, in the event that his employment is terminated by us without “cause,” he may receive severance benefits of up to six months’ base salary. In these instances, we would also pay standard relocation costs to relocate the executive to his previous domicile prior to being relocated to the U.S. Virgin Islands or the Cayman Islands, as applicable. If any of our executives’ employment is terminated for cause, his employment may be terminated without notice and with no liability to make any further payment to him, other than amounts accrued and unpaid as of the date of his termination.

In order to obtain the benefits provided under each executive’s termination provisions, the executive would first be required to execute a release of claims with us that would include a waiver and release of any and all claims he may have against us. As of December 31, 2018, the separation payment each executive would have received upon termination, other than for cause, based on a six-month separation payment, would have been $225,000 for Mr. Ellison, $225,000 for Mr. Lowe, $187,500 for Mr. Gray and $133,500 for Mr. Dittrich, as well as six months of medical insurance benefits for continued medical insurance benefits with a value of approximately $13,297 for Mr. Ellison, $13,186 for Mr. Lowe, $19,260 for Mr. Gray and $13,594 for Mr. Dittrich. Under the terms of their outstanding restricted stock award agreements, each of Messrs. Ellison, Lowe and Gray would have vested, and Mr. Ellison would have received vesting of common stock with a value of $1,519,178, Mr. Lowe would have received vesting of common stock with a value of $237,758 and Mr. Gray would have received vesting of common stock with a value of $69,534, based on AAMC’s closing stock price of $29.69 per share on December 31, 2018.

The Compensation Committee may in its discretion revise, amend or add to the benefits of each executive officer.

None of our executive officers currently has an arrangement in which they would be entitled to a payment on a change of control of AAMC, other than payments for termination described above to the extent the surviving party in a change of control transaction assumes the employment arrangements described above. Our named executive officers also have change in control agreements with Front Yard that provide for the payment of certain change in control compensation by Front Yard to such named executive officers if, within two years of a “Change of Control” of Front Yard (as defined therein), the executive is terminated without “Cause” (as defined therein) or terminates his employment with us for “Good Reason” (as defined therein). Pursuant to such change in control agreements with Front Yard, the obligation to pay the change in control amount is the obligation of Front Yard, not AAMC. Such payments would be reduced to the extent of AAMC severance payment amounts described above.

Pay Ratio

The below table shows the ratio of the median annual total compensation of all employees of the Company (excluding the Chief Executive Officer) to the annual total compensation of our Chief Executive Officer. In determining the median employee, a listing was prepared of all current employees as of December 31, 2018. To determine the median employee, we included the annual base salary as of December 31, 2018 and incentive compensation related to the 2018 fiscal year. Once the median employee was identified, for purposes of comparison to the Chief Executive Officer, we then calculated the total cash compensation for that employee in the same manner as the total cash compensation (Base Salary plus Non-Equity Incentive Compensation) shown for our CEO in the Summary Compensation Table.

Median employee total annual compensation[1]	$22,468
Mr. Ellison, Chief Executive Officer, total annual compensation	$2,456,231
Ratio of Chief Executive Officer to median employee compensation	109:1
__________________
1 Approximately 74% of our employees are located in our India subsidiary where compensation is substantially lower as denominated in U.S. dollars. The median salary of our India-based employees was $15,150, which generated a substantially higher ratio of Chief Executive Officer to median employee compensation. When comparing Chief Executive Officer compensation to median employee compensation of all our non-India employees located in the U.S. Virgin Islands, United States and Cayman Islands of $225,000, the ratio of Chief Executive Officer to median non-India employee compensation would have been only 11:1.

Summary Compensation Table

The following table discloses compensation received by our named executive officers for the fiscal years 2016, 2017 and 2018.

Name and Principal Position	Year	Salary (1)		Stock Awards		Non-Equity Incentive Compensation (2)	All Other Compensation (3)		Total
George G. Ellison, Chief Executive Officer	2016	$450,000		$—		$450,000	$111,985	(4)	$1,011,985
	2017	450,000		1,270,167	(5)	450,000	498,090	(4)	2,668,257
	2018	450,000		1,055,992	(5)	300,000	650,239	(4)	2,456,231
Robin N. Lowe, Chief Financial Officer	2016	$450,000		$—		$400,000	$120,990	(6)	$970,990
	2017	450,000		—		400,000	108,137	(6)	958,137
	2018	450,000		249,987	(7)	350,000	87,387	(6)	1,137,374
Stephen H. Gray, General Counsel and Secretary	2016	$350,000		$—		$210,000	$116,795	(8)	$676,795
	2017	361,538	(9)	—		210,000	259,245	(8)	830,783
	2018	373,462	(9)	150,005	(10)	150,000	241,247	(8)	914,714
Rene Dittrich, Chief Accounting Officer	2016	$—		$—		$—	$—		$—
	2017	175,000	(11)	—		140,000	74,878	(12)	389,878
	2018	265,923	(11)	—		120,000	127,928	(12)	513,851
__________________

(1)	Represents amounts paid by AAMC in the corresponding year.

(2)
Consists of the cash annual incentive compensation related to performance measures satisfied in each year and awarded in the first quarter of the following year. For example, non-equity incentive compensation earned in 2018 was paid in February 2019.

(3)
Consists of contributions from AAMC to each executive officer for relocation expenses, as applicable; supplemental living expenses; car allowances, as applicable; education allowances, as applicable; travel allowances and medical benefits, as detailed below more fully in the respective footnotes below.

(4)
The amount in 2016 includes $79,250 for expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, consisting of $67,370 for supplemental living expenses under his relocation package and $11,880 for rental car reimbursement, plus $32,735 in medical insurance benefits. The amount in 2017 includes $67,394 for supplemental living expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, $22,596 in medical and life insurance benefits, $8,100 of 401(k) employer matching contributions and an aggregate dividend of $400,000 on his 100 shares of Series B Preferred Stock in March 2017. The amount in 2018 includes $63,325 for supplemental living expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, $28,814 in medical insurance benefits, $8,100 of 401(k) employer matching contributions and an aggregate dividend of $550,000 on his 100 shares of Series B Preferred Stock in February 2018. Mr. Ellison also received an aggregate dividend of $647,500 on his 100 shares of Series B Preferred Stock in February 2019. This amount will be included in Mr. Ellison’s 2019 “All Other Compensation” column in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

(5)
On March 7, 2017, Mr. Ellison received a grant of 16,164 shares of restricted stock with a grant date fair value of $1,270,167, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of March 7, 2018, 2019 and 2020. On February 20, 2018, Mr. Ellison received a grant of 16,487 shares of restricted stock with a grant date fair value of $1,055,992, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021.

(6)
The amount provided in 2016 includes $94,704 for expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $74,400 for supplemental living expenses under his relocation package and $20,304 for rental car reimbursement, plus $3,659 for Cayman Islands government-required pension benefits and $22,627 in medical insurance benefits. The amount provided in 2017 includes $80,040 for expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $74,400 for supplemental living expenses under his relocation package and $5,640 for rental car reimbursement, plus $3,658 for Cayman Islands government-required pension benefits and $24,439 in medical insurance benefits. The amount provided in 2018 includes $55,714 for supplemental living expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $52,400 for supplemental living expenses under his relocation package and $3,314 for home travel leave expenses, plus $5,448 for Cayman Islands government-required pension benefits and $26,225 in medical insurance benefits.

(7)
On February 20, 2018, Mr. Lowe received a grant of 3,903 shares of restricted stock with a grant date fair value of $249,987, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021.

(8)
The amount provided in 2016 includes $90,527 for expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands, consisting of $50,527 for supplemental living and storage expenses under his relocation package and $40,000 of education expense for his minor children, plus $2,735 in 401(k) employer matching contributions and $23,533 in medical insurance benefits. The amount provided in 2017 includes $115,837 for expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands, consisting of $50,551 for supplemental living and storage expenses under his relocation package, $55,058 of education expense for his minor children and $10,228 of home travel leave expenses, plus $13,500 in 401(k) employer matching contributions, $29,908 in medical and life insurance benefits, and an aggregate dividend of $100,000 on his 100 shares of Series C Preferred Stock in March 2017. The amount provided in 2018 includes $63,288 for supplemental living and storage expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands plus $13,500 in 401(k) employer matching contributions, $39,459 in medical insurance benefits, and an aggregate dividend of $125,000 on his 100 shares of Series C Preferred Stock in February 2018. Mr. Gray also received an aggregate dividend of $165,000 on his 100 shares of Series C Preferred Stock in February 2019. This amount will be included in Mr. Gray’s 2019 “All Other Compensation” column in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

(9)
The amount provided in 2017 represents Mr. Gray’s increase in base salary to $365,000 for the period of March 26, 2017 to December 31, 2017. The amount provided in 2018 represents Mr. Gray’s increase in base salary to $375,000 for the period of February 25, 2018 to December 31, 2018.

(10)
On February 20, 2018, Mr. Gray received a grant of 2,342 shares of restricted stock with a grant date fair value of $150,005, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021.

(11)
The amount provided in 2017 represents Mr. Dittrich's base salary of $260,000 prorated for the period from May 10, 2017 to December 31, 2017. The amount provided in 2018 represents Mr. Dittrich's increase in base salary to $267,000 for the period of February 25, 2018 to December 31, 2018.

(12)
The amount provided in 2017 includes $62,311 for expenses relating to Mr. Dittrich’s employment in the U.S. Virgin Islands, consisting of $34,454 for housing expense, $10,096 of education expense for his minor child, $958 of home travel leave expenses and $16,803 of relocation expenses, plus $12,567 in medical and life insurance benefits. The amount provided in 2018 includes $48,973 for expenses relating to Mr. Dittrich’s employment in the U.S. Virgin Islands, consisting of $48,185 for housing expense and $788 of home travel leave expenses, plus $28,955 in medical insurance benefits and an aggregate dividend of $50,000 on his 100 shares of Series E Preferred Stock in February 2018. Mr. Dittrich also received an aggregate dividend of $85,000 on his 100 shares of Series E Preferred Stock in February 2019. This amount will be included in Mr. Dittrich’s 2019 “All Other Compensation” column in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the restricted stock awarded in 2014, 2015, 2017 and 2018, as applicable, to each of the persons named in the Summary Compensation Table. There were no options granted to any of our named executive officers. The number and value of shares of restricted stock held by our named executive officers that had not vested at December 31, 2018 are provided in columns (g) and (h) below.

	OPTION AWARDS			RESTRICTED STOCK AWARDS
(a)	(b)	(e)	(f)	(g)		(h)
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
George G. Ellison	—	$—	—	51,168	(3)	$1,519,178
Robin N. Lowe	—	—	—	8,008	(4)	237,758
Stephen H. Gray	—	—	—	2,342		69,534
Rene Dittrich	—	—	—	—		—

______________

(1)
The number of shares in column (g) represent the awards of restricted stock under AAMC’s 2012 Equity Incentive Plan that remain unvested as follows: (a) Mr. Ellison received 44,132 restricted shares of common stock on February 17, 2015 with a grant date fair value of $7,988,982, of which 23,905 shares remain unvested at December 31, 2018; (b) Mr. Ellison received 16,164 restricted shares of common stock on March 7, 2017 with a grant date fair value of $1,270,167, of which 10,776 remain unvested at December 31, 2018; (c) Mr. Ellison received 16,487 restricted shares of common stock on February 20, 2018 with a grant date fair value of $1,055,992, all of which remain unvested at December 31, 2018; (d) Mr. Lowe received 21,898 restricted shares of common stock on October 8, 2014 with a grant date value of $14,399,269, of which 4,105 shares remain unvested at December 31, 2018; (e) Mr. Lowe received 3,903 restricted shares of common stock on February 20, 2018 with a grant date fair value of $249,987, all of which remain unvested at December 31, 2018; and (f) Mr. Gray received 2,342 restricted shares of common stock on February 20, 2018 with a grant date fair value of $150,005, all of which remain unvested at December 31, 2018.

(2)	Market value was calculated by multiplying the number of shares in column (g) by $29.69, which was the closing price of AAMC’s common stock as quoted on NYSE American on December 31, 2018.

(3)
As Mr. Ellison’s restricted stock agreement dated February 17, 2015 was amended on December 31, 2015, Mr. Ellison’s shares granted will vest in the following three tranches: (A) One third (33.33%) of the shares have vested or will vest in four equal annual installments on October 12, 2017, 2018, 2019 and 2020; (B) one-half (50%) of the shares have vested or will vest in four equal annual installments on October 13, 2017, 2018, 2019 and 2020 and (C) one-sixth (16.67%) of the shares have vested or will vest in four equal annual installments on January 13, 2018, 2019, 2020 and 2021.

(4)
As Mr. Lowe’s restricted stock agreement dated October 8, 2014 was amended on December 31, 2015, Mr. Lowe’s shares granted thereunder vested in the following three tranches: (A) One quarter (25%) of the shares vested as follows: 25% of such amount will vest on October 12, 2017 and 75% of such amount vested on October 12, 2018; (B) one-half (50%) of the shares vested as follows: 25% of such amount vested on October 13, 2017 and 75% of such amount vested on October 13, 2018 and (C) one-quarter (25%) of the shares have vested or will vest as follows: 25% of such amount vested on January 13, 2018 and 75% of such amount will vest on January 13, 2019.

Grants of Plan-Based Awards

On March 7, 2017, Mr. Ellison received a grant of 16,164 shares of restricted stock with a grant date fair value of $1,270,167, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of March 7, 2018, 2019 and 2020.

On February 20, 2018, the Compensation Committee awarded Mr. Ellison an aggregate of 16,487 shares of AAMC restricted stock with a grant date fair value of $1,055,992, Mr. Lowe an aggregate of 3,903 shares of AAMC restricted stock with a grant date fair value of $249,987 and Mr. Gray an aggregate of 2,342 shares of AAMC restricted stock with a grant date fair value of $150,005. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021.

Although not contained in the table above due to the award after December 31, 2018, on January 23, 2019, the Compensation Committee awarded Mr. Ellison an aggregate of 39,355 shares of AAMC restricted stock with a grant date fair value of $1,049,991, Mr. Lowe an aggregate of 9,730 shares of AAMC restricted stock with a grant date fair value of $259,596 and Mr. Gray an aggregate of 5,622 shares of AAMC restricted stock with a grant date fair value of $149,995. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of January 23, 2020, 2021 and 2022.

Option Exercises

None of our named executive officers had any options to purchase our common stock. Therefore, none of our named executive officers exercised any options during the year ended December 31, 2018.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2018. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ricardo C. Byrd	$86,045	$42,888	$128,933
Dale Kurland	43,505	42,888	86,393
Nathaniel Redleaf (2)	—	—	—
John P. de Jongh Jr.	99,180	42,888	142,068
___________

(1)
Each of Mr. Byrd and Ms. Kurland received 667 shares of common stock of AAMC on May 25, 2018 for service on the Board from May 24, 2017, the day after the 2017 Annual Meeting of Stockholders to May 25, 2018, the date of the 2018 Annual Meeting of Stockholders. The number of shares granted was based on a share price of $89.93, which is the average of the high and low sales prices of our common stock on May 25, 2017, and represents the grant date fair value of such shares under FASB ASC 718. The value of the shares set forth in the table above is based on the average of the high and low sale prices of our common stock on the date of issuance, May 24, 2018, of $64.30 per share.

(2)	Pursuant to Luxor’s policies and procedures, Mr. Redleaf is not entitled to receive any compensation for his membership on our Board of Directors or committees thereof.

On May 24, 2018, Mr. Byrd and Governor de Jongh, being the non-management members of the Board of Directors serving as of such date, were each awarded 933 shares of restricted stock under the Company’s 2012 Equity Incentive Plan for their service to the Board for the period commencing May 25, 2018 to the date of the 2019 Annual Meeting of Stockholders. Upon vesting, each such Director will receive 933 shares of our common stock. Such number of shares was determined dividing $60,000 by the average of the high and low prices, or $64.30 per share, of AAMC common stock on May 24, 2018 and represents the grant date fair value calculated in accordance with FASB ASC 718.

Cash Compensation

As set forth above, we provide the following cash compensation to our non-management Directors in quarterly installments, paid in arrears for their services for the prior quarter:

•	an annual retainer of $75,000;

•
an additional $20,000 to the Lead Independent Director of the Board of Directors, only if the Chairman of the Board is a management Director (if the Chairman of the Board is a non-management director, the Chairman shall receive $50,000);

•	an additional $20,000 to the Audit Committee chairperson;

•	an additional $10,000 to all committee chairpersons (other than the Audit Committee chairperson); and

•	an additional $5,000 to all Audit Committee members.

Equity Compensation

As part of Director compensation, our non-management Directors have received annually restricted shares of common stock of AAMC with a fair market value of $60,000 pursuant to the 2012 Equity Incentive Plan. “Fair Market Value” is defined as the average of the high and low prices of our common stock as reported on the applicable securities exchange on which AAMC is listed or quoted on the first day of the service year. Equity compensation is paid for the prior year of service after each annual organizational meeting of the Board of Directors, which typically follows the Annual Meeting of Stockholders. Shares of our common stock will be awarded if the Director attends an aggregate of at least 75% of all meetings of the Board of Directors and committees thereof of which the Director is a member during the service year.

For Directors serving less than a full year, such Directors receive a pro rata portion of $60,000 of shares of our common stock based on the high and low sales prices on the first day of his or her service year, multiplied by a fraction, the numerator of which is the number of days served and the denominator of which is 365 days.

Other Compensation

Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees.

Any Director compensation may be prorated for a Director serving less than a full one (1) year term as in the case of a Director joining the Board of Directors after an Annual Meeting of Stockholders but during the service year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2019 by:

•	each Director and named executive officer of AAMC;

•	all Directors and executive officers of AAMC as a group; and

•	all persons known by AAMC to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by Directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 1,589,321 shares issued and outstanding as of April 29, 2019, which does not include 1,294,822 shares held by us in treasury. Unless otherwise indicated, the address of all persons below is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of April 29, 2019

Name of Beneficial Owner:	Amount	Percent
William C. Erbey (1)	790,749	49.8%
Putnam Investments, LLC (2)	295,916	18.6%
Snow Park Capital Partners, LP (3)	79,799	5.0%

Directors and Named Executive Officers:	Amount	Percent
George G. Ellison (4)	24,814	1.5%
Robin N. Lowe (5)	21,424	1.3%
Stephen H. Gray (6)	3,780	*
Rene Dittrich (7)	—	—
Ricardo C. Byrd (8)	4,262	*
John P. de Jongh, Jr. (8)	2,102	*
Nathaniel Redleaf (9)	—	—
All Directors and Executive Officers as a Group (7 persons) (10)	56,382	3.3%
___________

*	Less than 1%

(1)
Based on information contained in a Schedule 13D/A filed by Mr. Erbey on March 6, 2019 and a Form 4 filed by Mr. Erbey on March 5, 2019. Includes: (a) 26,293 shares of common stock held by the Carisma Trust, a Nevada trust, the trustee of which is Venia, LLC, a Nevada limited liability company (“Venia”) and (b) 681,029 shares of common stock held by Salt Pond Holdings, LLC, a U.S. Virgin Islands limited liability company (“Salt Pond”) of which the Christiansted Trust, a U.S. Virgin Islands trust (the “C-Trust”), the Frederiksted Trust, a U.S. Virgin Islands trust (the “F-Trust”), and Erbey Holding Corporation, Inc., a Delaware corporation (“Erbey Holding”) are members. Erbey Holding is wholly owned by the Carisma Trust, the trustee of which is Venia (together with Mr. Erbey, E.

Elaine Erbey (“Mrs. Erbey”), Erbey Holding, Salt Pond, the C-Trust, the F-Trust and the Carisma Trust, the “Reporting Persons”). The members of Venia are Mrs. Erbey, John Erbey (Mr. Erbey’s brother) and Andrew Burnett, although Mr. Erbey is given sole investment and voting control over any securities owned by Venia or the Carisma Trust. Mr. Erbey, John Erbey, Mrs. Erbey and Salt Pond are co-trustees of the C-Trust. Mr. Erbey, John Erbey, and Salt Pond are co-trustees of the F-Trust. Mr. Erbey, Erbey Holding, the C-Trust, the F-Trust, the Carisma Trust and Venia each may be deemed to beneficially own the 681,029 shares of common stock held by Salt Pond.

(2)
Based on information contained in a Schedule 13G/A jointly filed with the SEC on February 14, 2019 by Putnam Investments, LLC, Putnam Investment Management, LLC, the Putnam Advisory Company, LLC and Putnam Equity Spectrum Fund (collectively, “Putnam”). Includes 270,476 shares as to which sole voting power is claimed, 296,916 shares as to which sole dispositive power is claimed and zero shares as to which shared voting power and shared dispositive power is claimed. Putnam’s address is One Post Office Square, Boston, Massachusetts 02109.

(3)
Based on information contained in a Schedule 13G/A jointly filed with the SEC on April 5, 2019 by Snow Park Capital Markets, LP, Snow Park Capital Management, LLC, Snow Park Capital Partners GP, LLC and Jeffrey Pierce (collectively, “Snow Park”). Includes 79,799 shares as to which shared voting power and shared dispositive power is claimed and zero shares as to which sole voting and dispositive power is claimed. Snow Park’s address is 515 Madison Avenue, New York, NY 10022.

(4)
Does not include an aggregate of 77,800 restricted shares of our common stock granted under the 2012 Equity Incentive Plan which do not vest within 60 days after April 29, 2019. Mr. Ellison also owns 100 shares of Series B Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(5)	Does not include an aggregate of 12,332 restricted shares of our common stock granted under the 2012 Equity Incentive Plan which do not vest within 60 days after April 29, 2019.

(6)
Does not include an aggregate of 7,183 restricted shares of our common stock granted under the 2012 Equity Incentive Plan which do not vest within 60 days after April 29, 2019. Mr. Gray also owns 100 shares of Series C Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(7)	Mr. Dittrich owns 100 shares of Series E Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(8)	Includes 933 shares issuable to each of Messrs. Byrd and de Jongh for service on our Board of Directors for the 2018 to 2019 service year that vest on June 4, 2019.

(9)
Mr. Redleaf is a Partner at Luxor. As per Luxor's policies, Mr. Redleaf is not entitled to any compensation, whether cash or stock, for his service on the boards of directors on any portfolio company of Luxor.

(10)
Includes Messrs. Ellison, Lowe, Gray, Dittrich, Byrd, de Jongh and Redleaf. Does not include an aggregate of 97,315 restricted shares of common stock granted to Mr. Ellison, Mr. Lowe and Mr. Gray under the 2012 Equity Incentive Plan, because such restricted shares do not vest within 60 days after April 29, 2019.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:
2012 Equity Incentive Plan	88,179	$2.77	54,922
2012 Special Equity Incentive Plan	250	1.51	—

Equity Compensation Plans Not Approved by Security Holders:
None	—	—	—
Total	88,429	$2.75	54,922

The 2012 Equity Plan allows for grants to be made in a number of different forms, including but not limited to options, restricted stock, restricted stock units and stock appreciation rights. We granted options to purchase our common stock to the option holders of Altisource Portfolio Solutions S.A. (“ASPS”) under the 2012 Equity Plan and the 2012 Special Equity Incentive Plan in connection with the separation from ASPS. Other than the grant of these options, we have granted restricted shares of common stock under the 2012 Equity Incentive Plan and 2012 Special Equity Incentive Plan subject to the vesting requirements described below in “Compensation Discussion and Analysis - Equity Incentive Plan.” We do not expect to grant any additional options or restricted shares under the 2012 Special Equity Incentive Plan, which was limited to the grants on or prior to our separation from ASPS; all future grants will be made out of our 2012 Equity Incentive Plan. We have also issued shares of common stock to our non-management Directors in connection with their service on our Board of Directors as described above in “Director Compensation.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that all of the Company’s reporting persons complied with their Section 16(a) filing requirements in 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Board of Directors has adopted policies and procedures for the review, approval and monitoring of transactions involving AAMC and related persons (Directors, nominees for election as Director and named executive officers or their immediate family members or stockholders owning 5% or greater of the Company’s outstanding stock or their immediate family members) within our written Code of Business Conduct and Ethics, which is available at www.altisourceamc.com. The policies and procedures are not limited to related person transactions that meet the threshold for disclosure under the relevant SEC rules as the policies and procedures broadly cover any situation in which a conflict of interest may arise.

Any situation that potentially involves a conflict of interest is to be immediately disclosed to the Company’s General Counsel who, in consultation with management and the Audit Committee chair and with outside counsel, as appropriate, must assess the nature and extent of any concern and then recommend any follow up action, as needed. The General Counsel will notify the Chair of the Audit Committee if any such situation requires notice to or approval of the Audit Committee of the Board of Directors.

Related persons are required to obtain the approval of the Audit Committee of the Board of Directors for any transaction or situation that may pose a conflict of interest. In considering a transaction, the Audit Committee will consider all relevant factors including, but not limited to, (i) whether the transaction is in the best interests of AAMC; (ii) alternatives to the relate- person transaction; (iii) whether the transaction is on terms comparable to those available to third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to AAMC.

Relationship with Front Yard

Asset Management Agreement with Front Yard

On March 31, 2015, we entered into an asset management agreement (the “AMA”) with Front Yard and its subsidiary, Front Yard Residential, L.P. The AMA, which became effective on April 1, 2015, provides for a management fee structure as follows:

•
Base Management Fee. We are entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) Front Yard's average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while Front Yard has fewer than 2,500 SFR properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while Front Yard has 4,500 or more Rental Properties;

•
Incentive Management Fee. We are entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO defined as Front Yard's net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of Front Yard's real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before we are entitled to an incentive management fee. The Incentive Management Fee increases to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increases to 25% while Front Yard has 4,500 or more Rental Properties; and

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

Aggregate Management Fees and Expense Reimbursements Paid to AAMC by Front Yard in 2018

In 2018, the aggregate fees paid to AAMC under the AMA by Front Yard were $14,742,991 in management fees and $1,182,752 in expense reimbursements.

No Incentive Management Fee under the AMA was payable to us during 2018 because Front Yard's return on invested capital (as defined in the AMA) for the previous seven quarters was below the required hurdle rate.

Equity Plans

Options Granted in Separation from ASPS

In connection with our separation from ASPS in December 2012, we adopted the 2012 Equity Plan and the 2012 Special Equity Incentive Plan. In the separation transaction, we issued options to purchase 242,771 shares of our common stock with a weighted average exercise price of $1.52 per share at December 31, 2012 under the 2012 Equity Plan to ASPS employees holding ASPS stock options immediately prior to the separation, representing the same exchange ratio as the separation transaction of one share for every ten shares represented by the ASPS options. We also issued options to purchase 63,053 shares of our common stock with a weighted average exercise price of $0.75 per share at December 31, 2012 under the Special Option Plan to non-employee holders of ASPS stock options using the same exchange ratio. These options expire on the same dates as they expired under the ASPS plans. Because the options were granted as part of the separation to holders of ASPS stock options, no share-based compensation related to these options is included in our consolidated financial statements appearing in our Annual Report on Form 10-K. None of these options have ever been held by, or were exercised by, any of our named executive officers. No additional shares of common stock are issuable under the 2012 Equity Plan other than shares of restricted stock issuable to our Directors and employees. No additional shares of common stock are issuable under the 2012 Special Equity Incentive Plan.

Purchase of AAMC Common Stock

On August 31, 2018, we purchased an aggregate of 2,000 shares of AAMC common stock pursuant to AAMC’s repurchase plan from Mr. Gray. The purchase price of $62.74 per share was determined and approved by the Audit Committee pursuant to AAMC’s Code of Conduct and was based on the average closing price of AAMC’s common stock, as reported by the NYSE, on the five trading days prior to purchase.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the NYSE, which governs the NYSE American where our common stock is listed.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with AAMC are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board of Directors has determined that Messrs. Byrd, de Jongh and Redleaf are independent Directors and were independent Directors for the full 2018 fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2018 and 2017:

Category	2018	2017
Audit Fees	$401,475	$386,000
Audit-Related Fees	30,000	—
Tax Fees	28,000	16,885
All Other Fees	—	—
Total	$459,475	$402,885

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed for audit-related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” Such fees include a quality assurance review of our internal audit function for the year ended December 31, 2018. We did not incur any such other fees for the year ended December 31, 2017.

Tax Fees. This category would include the aggregate fees billed for professional services rendered by the independent registered public accounting firm for tax compliance and tax planning.

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2018 and 2017.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2018 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal year ended December 31, 2018, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

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

21	Schedule of Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2019).
23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2019).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2019).
24	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 27, 2019)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	April 30, 2019	By:	/s/	George G. Ellison
George G. Ellison
Chief Executive Officer
Date:	April 30, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

	Signature	Title	Date
	/s/ George G. Ellison	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2019
George G. Ellison
	/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2019
Robin N. Lowe
	*	Director	April 30, 2019
Ricardo C. Byrd
	*	Director	April 30, 2019
Nathaniel Redleaf
	*	Director	April 30, 2019
John P. de Jongh, Jr.
By:	/s/ George G. Ellison		April 30, 2019
George G. Ellison
Attorney-in-Fact
____________________

*
A signed Power of Attorney authorizing George G. Ellison and Robin N. Lowe, and each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2018 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on February 27, 2019.