Form 10-Q
period 2019-03-31
Altisource Asset Management Corp
filed 2019-05-08
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AAMC	NYSE American
As of May 1, 2019, 1,589,321 shares of our common stock were outstanding (excluding 1,294,822 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate a return on invested capital in excess of applicable hurdle rates under our management;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•	our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•	our failure to maintain Front Yard’s qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$22,154	$27,171
Short-term investments	656	584
Front Yard common stock, at fair value	15,059	14,182
Receivable from Front Yard	3,711	3,968
Prepaid expenses and other assets	2,102	1,552
Total current assets	43,682	47,457

Non-current assets:
Right-of-use lease assets	2,782	—
Other non-current assets	1,534	1,910
Total non-current assets	4,316	1,910
Total assets	$47,998	$49,367

Current liabilities:
Accrued salaries and employee benefits	$2,125	$5,583
Accounts payable and accrued liabilities	871	1,188
Short-term lease liabilities	165	—
Total current liabilities	3,161	6,771
Long-term lease liabilities	2,643	—
Total liabilities	5,804	6,771

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018; redemption value $250,000	249,803	249,752

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,884,143 and 1,589,321 shares issued and outstanding, respectively, as of March 31, 2019 and 2,862,760 and 1,573,691 shares issued and outstanding, respectively, as of December 31, 2018	29	29
Additional paid-in capital	42,943	42,245
Retained earnings	25,590	26,558
Accumulated other comprehensive income	12	—
Treasury stock, at cost, 1,294,822 shares as of March 31, 2019 and 1,289,069 shares as of December 31, 2018	(276,183)	(275,988)
Total stockholders' deficit	(207,609)	(207,156)
Total liabilities and equity	$47,998	$49,367

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Management fees from Front Yard	$3,546	$3,727
Conversion fees from Front Yard	29	63
Expense reimbursements from Front Yard	328	262
Total revenues	3,903	4,052
Expenses:
Salaries and employee benefits	4,418	4,214
Legal and professional fees	342	352
General and administrative	1,039	947
Total expenses	5,799	5,513
Other income (loss):
Change in fair value of Front Yard common stock	877	(2,940)
Dividend income on Front Yard common stock	244	244
Other income	4	43
Total other income (loss)	1,125	(2,653)
Loss before income taxes	(771)	(4,114)
Income tax expense	69	250
Net loss attributable to stockholders	(840)	(4,364)
Amortization of preferred stock issuance costs	(51)	(51)
Net loss attributable to common stockholders	$(891)	$(4,415)

Loss per share of common stock – basic:
Loss per basic common share	$(0.56)	$(2.75)
Weighted average common stock outstanding – basic	1,582,016	1,603,898

Loss per share of common stock – diluted:
Loss per diluted common share	$(0.56)	$(2.75)
Weighted average common stock outstanding – diluted	1,582,016	1,603,898

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss attributable to stockholders	$(840)	$(4,364)

Other comprehensive income:
Currency translation adjustments, net	12	—
Total other comprehensive income	12	—

Comprehensive loss	$(828)	$(4,364)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842 (Note 1)	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	$29	$42,943	$25,590	$12	$(276,183)	$(207,609)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	15,339	—	3	—	—	—	3
Treasury shares repurchased	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	1,257	—	—	—	1,257
Net loss	—	—	—	(4,364)	—	—	(4,364)
March 31, 2018	2,830,461	$28	$39,025	$33,225	$—	$(272,524)	$(200,246)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss attributable to stockholders	$(840)	$(4,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	698	1,257
Change in fair value of Front Yard common stock	(877)	2,940
Depreciation	95	109
Amortization of operating lease right-of-use assets	57	—
Changes in operating assets and liabilities:
Receivable from Front Yard	257	124
Prepaid expenses and other assets	(540)	(418)
Other non-current assets	319	352
Accrued salaries and employee benefits	(3,461)	(3,606)
Accounts payable and accrued liabilities	(407)	(614)
Operating lease liabilities	(18)	—
Net cash used in operating activities	(4,717)	(4,220)
Investing activities:
Investment in short-term investments	(642)	—
Proceeds from maturities of short-term investments	570	193
Investment in property and equipment	(80)	(14)
Proceeds of disposition of property and equipment	42	—
Net cash (used in) provided by investing activities	(110)	179
Financing activities:
Proceeds from stock option exercises	—	3
Repurchase of common stock	(195)	(196)
Net cash used in financing activities	(195)	(193)
Net change in cash and cash equivalents	(5,022)	(4,234)
Effect of exchange rate changes on cash	5	—
Cash and cash equivalents as of beginning of the period	27,171	33,349
Cash and cash equivalents as of end of the period	$22,154	$29,115

Supplemental disclosure of cash flow information:
Income taxes paid	$68	$330
Right-of-use lease assets recognized - operating leases	2,839	—
Operating lease liabilities recognized	2,826	—

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2019
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

On May 7, 2019, we amended and restated the AMA with Front Yard. See Note 10 for additional details.

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

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2018 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2019.

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

Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Preferred Stock”) to institutional investors. All of the outstanding shares of Series A Preferred Stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of Series A Preferred Stock has the option to redeem all the shares of Series A Preferred Stock held by such holder at a redemption price equal to $1,000 per share from funds legally available therefor. The Series A Preferred Stock certificate of designations further provides that we may redeem the shares of Series A Preferred Stock, whether at our option or at the option of the holders, only out of funds legally available therefor. If holders of the Series A Preferred Stock were to exercise their option to require us to redeem the Series A Preferred Stock at a time when we do not have funds legally available to make the related redemption payment, our obligation to make such payment at such time would be limited to the funds legally available therefor. Due to the redemption provisions of the Series A Preferred Stock, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of Series A Preferred Stock are not entitled to receive dividends with respect to the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange ratio of 0.8 shares of common stock for each share of Series A Preferred Stock), subject to certain anti-dilution adjustments.

Upon certain change of control transactions or upon the liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive an amount in cash per Series A Preferred Stock equal to the greater of:

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At March 31, 2019 and December 31, 2018, we had 1,000 and 800 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $8,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2019 and 2018, our Board of Directors declared and paid an aggregate of $1.1 million and $0.9 million, respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We adopted this standard as of January 1, 2019 when the standard became effective and was required to be adopted. Consistent with the standard, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception. Upon our adoption of this standard, we recognized operating lease right-of-use assets of $2.8 million, lease liabilities of $2.8 million and a cumulative-effect adjustment to retained earnings of $(0.1) million. We have also provided the required incremental disclosures about our leasing activities on a prospective basis in Note 3.

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2019
Recurring basis (assets):
Front Yard common stock	$15,059	$15,059	$—	$—

December 31, 2018
Recurring basis (assets):
Front Yard common stock	$14,182	$14,182	$—	$—

We did not transfer any assets from one level to another level during the three months ended March 31, 2019 or during the year ended December 31, 2018.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of March 31, 2019 and December 31, 2018, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Front Yard common stock	$20,596	$—	$5,537	$15,059

December 31, 2018
Front Yard common stock	$20,596	$—	$6,414	$14,182

3. Leases

We lease office space under various operating leases. We currently occupy office space in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. Our office leases are generally for terms of one to five years and typically include renewal options, which we include in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

As of March 31, 2019, our weighted average remaining lease term, including applicable extensions, was 9.3 years. We applied a discount rate of 7.0% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three months ended March 31, 2019, our operating leases resulted in rent expense of $0.1 million related to long-term leases and $0.1 million related to short-term leases, all of which we include as a component of general and administrative expenses.

The following table presents a maturity analysis of our operating leases as of March 31, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$264
2020	364
2021	376
2022	393
2023	412
Thereafter	2,071
Total lease payments	3,880
Less: interest	1,072
Lease liabilities	$2,808
_____________

(1)	Excludes the three months ended March 31, 2019.

On March 12, 2019, we entered into a lease agreement for office space in Charlotte, North Carolina. This lease is expected to commence in the third quarter of 2019 and has an initial term of five years and a renewal option for an additional five year term. Monthly base rental payments during the first year are $21,867, plus common area maintenance and other charges customary with this type of lease, and the base rental payments will increase by approximately 3% each year thereafter. Upon commencement, we expect to record an operating lease right-of-use asset and a related lease liability of approximately $1.9 million.

4. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2018. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. The following updates and restates the description of the previously reported matters:

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

On January 18, 2019, plaintiffs and AAMC filed a motion for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On February 8, 2019, the Defendants Blackrock and PIMCO each filed an opposition to the motion for leave to amend. Plaintiffs’ filed their reply brief on March 1, 2019. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

5. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to our AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

No incentive management fee under the AMA has been earned by us to date because Front Yard's return on invested capital (as defined in the AMA) has been below the cumulative required hurdle rate.

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

On May 7, 2019, we amended and restated the AMA with Front Yard to, among other things, amend the management fee structure to prioritize Front Yard's funds from operations, provide an aggregate fee cap to control Front Yard's general and administrative expenses as it grows and change the termination provisions of the AMA to provide more flexibility to Front Yard and add clarity to the termination fees payable upon termination. See Note 10 for additional details.

If we were terminated as asset manager by Front Yard, our financial position and future prospects for revenues and growth would be materially adversely affected.

6. Share-Based Payments

On January 23, 2019, we granted 60,329 shares of restricted stock to members of management with a weighted average grant date fair value per share of $26.68. The restricted stock units will vest in three equal annual installments on each of January 23, 2020, 2021 and 2022, subject to forfeiture or acceleration.

On February 20, 2018, we granted 25,074 shares of restricted stock to members of management with a weighted average grant date fair value per share of $64.05. The restricted stock will vest in three equal annual installments, the first of which occurred on February 20, 2019 with remaining installments vesting in February 2020 and 2021, subject to forfeiture or acceleration.

Our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings.

We recorded $0.7 million and $1.3 million of compensation expense related to our grants of restricted stock for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had an aggregate $2.7 million and $1.8 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.5 years and 1.6 years, respectively.

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

As of March 31, 2019 and December 31, 2018, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalty during the three months ended March 31, 2019 and 2018.

The following table sets forth the components of our deferred tax assets:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Stock compensation	$121	$199
Accrued expenses	172	619
Available-for-sale securities	1,279	1,482
Net operating losses	399	184
Other	34	35
	2,005	2,519
Deferred tax liability:
Depreciation	9	10
	1,996	2,509
Valuation allowance	(1,582)	(1,877)
Deferred tax asset, net	$414	$632

8. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2019	2018
Numerator
Net loss attributable to stockholders	$(840)	$(4,364)
Amortization of preferred stock issuance costs	(51)	(51)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(891)	$(4,415)

Denominator
Weighted average common stock outstanding – basic	1,582,016	1,603,898
Weighted average common stock outstanding – diluted	1,582,016	1,603,898

Loss per basic common share	$(0.56)	$(2.75)
Loss per diluted common share	$(0.56)	$(2.75)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31,
	2019	2018
Numerator
Reversal of amortization of preferred stock issuance costs	$51	$51

Denominator
Stock options	14,180	27,588
Restricted stock	44,043	29,979
Preferred stock, if converted	200,000	200,000

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

Front Yard and AAMC entered into an amended and restated asset management agreement (the “Amended AMA”) on May 7, 2019 (the “Effective Date”). The Amended AMA amends and restates, in its entirety, the asset management agreement previously entered into on March 31, 2015, as amended on April 7, 2015. The Amended AMA has an initial term of five years and will renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•	Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to AAMC as follows:

Initially, commencing on the Effective Date and until the Reset Date (as defined below), the quarterly Base Management Fee will be (i) $3,584,000 (the “Minimum Base Fee”) plus (ii) an additional amount (the “Additional Base Fee”), if any, of 50% of the amount by which Front Yard's per share Adjusted AFFO (as defined in the Amended AMA) for the quarter exceeds $0.15 per share (provided that the Base Management Fee for any calendar quarter prior to the Reset Date cannot be less than the Minimum Base Fee or greater than $5,250,000). Beginning in 2021, the Base Management Fee may be reduced, but not below the Minimum Base Fee, in the fourth quarter of each year by the amount that Front Yard's AFFO (as defined below) on a per share basis is less than an aggregate of $0.60 for the applicable calendar year (the “AFFO Adjustment Amount”); and

◦
Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 1/4 of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

Gross Real Estate Assets (1)	Annual Base Fee Floor	Manager Base Fee Percentage	Gross Real Estate Assets Floor
Up to $2,750,000,000	$21,000,000	0.325%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$22,625,000	0.275%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$24,000,000	0.250%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$25,875,000	0.175%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$27,625,000	0.125%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$28,875,000	0.100%	$6,000,000,000
Thereafter	$29,875,000	0.050%	$7,000,000,000
_______________

(1)
Gross Real Estate Assets is generally defined as the aggregate book value of all residential real estate assets owned by Front Yard and its subsidiaries before reserves for depreciation, impairment or other non-cash reserves as computed in accordance with GAAP.

In determining the Base Management Fee, “AFFO” is generally calculated as GAAP net income (or loss) adjusted for (i) gains or losses from debt restructuring and sales of property; (ii) depreciation, amortization and impairment on residential real estate assets; (iii) unconsolidated partnerships and joint ventures; (iv) acquisition and related expenses, equity based compensation expenses and other non-recurring or non-cash items; (v) recurring capital expenditures on all real estate assets and (vi) the cost of leasing commissions.

For any partial quarter during the term of the Amended AMA, the Base Management Fee is subject to proration based on the number of calendar days under the Amended AMA in such period.

Incentive Fee. AAMC may earn an annual Incentive Fee to the extent that Front Yard's AFFO exceeds certain performance thresholds. The annual Incentive Fee, if any, shall be an amount equal to 20% of the amount by which Front Yard's AFFO for the calendar year (after the deduction of Base Management Fees but prior to the deduction of Incentive Fees) exceeds 5% of Gross Shareholder Equity (as defined below).

In each calendar year, the Incentive Fee will be limited to the extent that any portion of the Incentive Fee for such calendar year (after taking into account any AFFO Adjustment Amount and the payment of the Incentive Fee) would cause the AFFO per share for such calendar year to be less than $0.60 (the “Incentive Fee Adjustment”). For any partial calendar year under the Amended AMA, the Incentive Fee amount (and Incentive Fee Adjustment, if any) for that partial calendar year is subject to proration based on the number of calendar days of the year that the Amended AMA is in effect.

Gross Shareholder Equity for purposes of the Amended AMA is generally defined as the arithmetic average of all shareholder equity as computed in accordance with GAAP and adding back all accumulated depreciation and changes due to non-cash valuations (including those recorded as a component of accumulated other comprehensive income) and other non-cash adjustments, in each case, as of the first day of such calendar year, the first day of each of the second, third and fourth calendar quarters of such calendar year and the first day of the succeeding calendar year.

Front Yard has the flexibility to pay up to 25% of the annual Incentive Fee to AAMC in shares of its common stock, subject to certain conditions specified in the Amended AMA.

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to AAMC in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to AAMC shall not exceed $21,000,000; or

•
For any calendar years in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to AAMC shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

Gross Real Estate Assets	Aggregate Fee Floor	Aggregate Fee Percentage	Gross Real Estate Assets Floor
$2,250,000,000 – $2,750,000,000	$21,000,000	0.650%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$24,250,000	0.600%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$27,250,000	0.500%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$31,000,000	0.450%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$35,500,000	0.250%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$38,000,000	0.125%	$6,000,000,000
Thereafter	$39,250,000	0.100%	$7,000,000,000

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and four specified employees who are contemplated to become employees of Front Yard after the effective date of the Amended AMA. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable out-of-pocket costs and expenses.

Termination Provisions

The Amended AMA may be terminated without cause (i) by Front Yard for any reason, or no reason, or (ii) by Front Yard or AAMC in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA is terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard shall pay a termination fee (the “Termination Fee”) to AAMC in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the Effective Date). Upon any such termination by Front Yard, Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

If the Termination Fee becomes payable (except in connection with a termination by AAMC for cause, which would require the payment of the entire Termination Fee in cash), at least 50% of the Termination Fee must be paid in cash on the termination date and the remainder of the Termination Fee may be paid, at Front Yard’s option, either in cash or, subject to certain conditions specified in the Amended AMA, in Front Yard common stock in up to 3 equal quarterly installments (without interest) on each of the six-, nine- and twelve-month anniversaries of the termination date until the Termination Fee has been paid in full.

Front Yard may also terminate the Amended AMA, without the payment of a Termination Fee, upon a change of control of AAMC as described in the Amended AMA and “for cause” upon the occurrence of certain events including, without limitation, a final judgment that AAMC or any of its agents, assignees or controlled affiliates has committed a felony or materially violated securities laws; AAMC’s bankruptcy; the liquidation or dissolution of AAMC; a court determination that AAMC has committed fraud or embezzled funds from Front Yard; a failure of Front Yard to qualify as a REIT as a result of any action or inaction of AAMC; an uncured material breach of a material provision of the Amended AMA; or receipt of certain qualified opinions from AAMC or Front Yard's independent public accounting firm that (i) with respect to such opinions relating to AAMC, are reasonably expected to materially adversely affect either AAMC’s ability to perform under the Amended AMA or Front Yard, or (ii) with respect to such opinions relating to Front Yard, such opinions are a result of AAMC's actions or inaction; in each case, subject to the exceptions and conditions set forth in the Amended AMA. AAMC may terminate the Amended AMA upon an uncured default by Front Yard under the Amended AMA and receive the Termination Fee. A termination “for cause” may be effected by Front Yard with 30 days' written notice or by AAMC with 60 days' written notice. Upon any termination by Front Yard “for cause,” Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

Transition Following Termination

Following any termination of the Amended AMA, AAMC is required to cooperate in executing an orderly transition to a new manager or otherwise in accordance with Front Yard’s direction including by providing transition services as requested by Front Yard for up to one (1) year after termination or such longer period as may be mutually agreed (including by assisting Front Yard with the recruiting, hiring and/or training of new replacement employees) at cost (but not more than the Base Management Fee at the time of termination).

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

Our primary client is Front Yard Residential Corporation (“Front Yard”), a publicly-traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard is currently our primary source of revenue and will drive our results.

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

Management Overview

During the first quarter of 2019 and beyond, we continued to execute upon our strategic objectives for Front Yard, including the renegotiation of the asset management agreement, the completion of the internalization of Front Yard's property management and the continued disposition of Front Yard's non-core assets.

On May 7, 2019, we amended and restated our asset management agreement with Front Yard (the “Amended AMA”). We believe the Amended AMA provides an improved fee structure that provides AAMC with growing management fee revenues while encouraging growth and performance at Front Yard, subject to certain performance thresholds and an aggregate fee cap aimed to prevent the management fees from increasing Front Yard's general and administrative expenses above industry standards, based on the size of Front Yard’s gross real estate asset base. The Amended AMA also provides for a termination option that provides flexibility to Front Yard in return for a termination fee to us that reflects industry norms. For further details of the Amended AMA, refer to the “Asset Management Agreement with Front Yard” section below.

As of March 31, 2019, the internalization of Front Yard's property management function has been completed with more than 14,000 rental properties managed on Front Yard's internal platform. Front Yard now has direct control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which has enhanced its ability to control costs and generate long-term returns to its stockholders. The transition to internal property management has also provided Front Yard with the opportunity to continue developing its brand and enhancing its residents' experience. Over time, we expect Front Yard to develop a nationally recognized brand that is known for consistent quality at affordable prices. We believe that with the completion of the internalization, Front Yard is well positioned to continue improving upon its operating efficiencies as it refines its internal property management platform and grows its rental portfolio.

We have continued to optimize the performance of Front Yard's SFR portfolio by marketing certain of its rental properties for sale that do not meet its strategic objectives. On February 8, 2019, we assisted Front Yard in the sale of a portfolio of 444 such rental homes to a third party purchaser for an aggregate sales price of $102.9 million, resulting in a net realized gain for Front Yard of approximately $4.6 million. During the quarter ended March 31, 2019, we also managed Front Yard's sale of 103 non-core rental homes on an individual basis, and we have identified for Front Yard an additional 313 non-core rental properties for sale as of March 31, 2019. In addition, Front Yard disposed of 29 non-rental REO properties, bringing its remaining non-rental REO properties to be sold to 75. We believe these non-core property sales will allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet and recycle capital that it may use to purchase pools of stabilized rental homes at attractive yields, repurchase its common stock, pay down its debt or to utilize the proceeds for such other purposes that are determined to best serve its stockholders.

We also have continued to improve Front Yard's financing structures. On April 5, 2019 we assisted Front Yard in amending its loan agreement with Nomura Corporate Funding Americas, LLC to, among other things, reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30%, improve certain advance rates and modify the facility's fee structure, resulting in a net reduction of fees to Front Yard. In addition, on April 26, 2019, we assisted Front Yard in amending its repurchase agreement with Credit Suisse AG to reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30% for funding under the facility secured by rental properties and reduce the fee structure of the facility. These enhancements to Front Yard's short-term facilities will result in interest savings while also providing Front Yard with additional flexibility in deploying its capital.

We believe all of the foregoing developments continue to be critical to our strategy of building long-term stockholder value for Front Yard through the creation and efficient management of a large portfolio of SFR homes that we target operating for Front Yard at an attractive yield. To the extent Front Yard is successful in implementing this strategy under our management, the management fees we earn should be positively impacted.

Asset Management Agreement with Front Yard

Asset Management Agreement in Effect from April 1, 2015 to May 6, 2019

On March 31, 2015, we and Front Yard entered into the an asset management agreement (the “AMA”), which became effective on April 1, 2015. Pursuant to the AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

The AMA provides for the following management fee structure:

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

No incentive management fee under the AMA has been earned by us to date because Front Yard's return on invested capital (as defined in the AMA) has been below the cumulative required hurdle rate.

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

Amended and Restated Asset Management Agreement Effective May 7, 2019

Front Yard and AAMC entered into an amended and restated asset management agreement on May 7, 2019 (the “Effective Date”). The Amended AMA amends and restates, in its entirety, the asset management agreement previously entered into on March 31, 2015, as amended on April 7, 2015. The Amended AMA has an initial term of five years and will renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•	Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to AAMC as follows:

Initially, commencing on the Effective Date and until the Reset Date (as defined below), the Base Management Fee will be (i) $3,584,000 (the “Minimum Base Fee”) plus (ii) an additional amount (the “Additional Base Fee”), if any, of 50% of the amount by which Front Yard's per share Adjusted AFFO (as defined in the Amended AMA) for the quarter exceeds $0.15 per share (provided that the Base Management Fee for any calendar quarter prior to the Reset Date cannot be less than the Minimum Base Fee or greater than $5,250,000). Beginning in 2021, the Base Management Fee may be reduced, but not below the Minimum Base Fee, in the fourth quarter of each year by the amount that Front Yard's AFFO (as defined below) on a per share basis is less than an aggregate of $0.60 for the applicable calendar year (the “AFFO Adjustment Amount”); and

◦
Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 1/4 of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

Gross Real Estate Assets (1)	Annual Base Fee Floor	Manager Base Fee Percentage	Gross Real Estate Assets Floor
Up to $2,750,000,000	$21,000,000	0.325%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$22,625,000	0.275%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$24,000,000	0.250%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$25,875,000	0.175%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$27,625,000	0.125%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$28,875,000	0.100%	$6,000,000,000
Thereafter	$29,875,000	0.050%	$7,000,000,000
_______________

(1)
Gross Real Estate Assets is generally defined as the aggregate book value of all residential real estate assets owned by Front Yard and its subsidiaries before reserves for depreciation, impairment or other non-cash reserves as computed in accordance with GAAP.

In determining the Base Management Fee, “AFFO” is generally calculated as GAAP net income (or loss) adjusted for (i) gains or losses from debt restructuring and sales of property; (ii) depreciation, amortization and impairment on residential real estate assets; (iii) unconsolidated partnerships and joint ventures; (iv) acquisition and related expenses, equity based compensation expenses and other non-recurring or non-cash items; (v) recurring capital expenditures on all real estate assets and (vi) the cost of leasing commissions.

For any partial quarter during the term of the Amended AMA, the Base Management Fee is subject to proration based on the number of calendar days under the Amended AMA in such period.

Incentive Fee. AAMC may earn an annual Incentive Fee to the extent that Front Yard's AFFO exceeds certain performance thresholds. The annual Incentive Fee, if any, shall be an amount equal to 20% of the amount by which Front Yard's AFFO for the calendar year (after the deduction of Base Management Fees but prior to the deduction of Incentive Fees) exceeds 5% of Gross Shareholder Equity (as defined below).

In each calendar year, the Incentive Fee will be limited to the extent that any portion of the Incentive Fee for such calendar year (after taking into account any AFFO Adjustment Amount and the payment of the Incentive Fee) would cause the AFFO per share for such calendar year to be less than $0.60 (the “Incentive Fee Adjustment”). For any partial calendar year under the Amended AMA, the Incentive Fee amount (and Incentive Fee Adjustment, if any) for that partial calendar year is subject to proration based on the number of calendar days of the year that the Amended AMA is in effect.

Gross Shareholder Equity for purposes of the Amended AMA is generally defined as the arithmetic average of all shareholder equity as computed in accordance with GAAP and adding back all accumulated depreciation and changes due to non-cash valuations (including those recorded as a component of accumulated other comprehensive income) and other non-cash adjustments, in each case, as of the first day of such calendar year, the first day of each of the second, third and fourth calendar quarters of such calendar year and the first day of the succeeding calendar year.

Front Yard has the flexibility to pay up to 25% of the annual Incentive Fee to AAMC in shares of its common stock, subject to certain conditions specified in the Amended AMA.

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to AAMC in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

•	For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to AAMC shall not exceed $21,000,000; or

•
For any calendar years in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to AAMC shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

Gross Real Estate Assets	Aggregate Fee Floor	Aggregate Fee Percentage	Gross Real Estate Assets Floor
$2,250,000,000 – $2,750,000,000	$21,000,000	0.650%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$24,250,000	0.600%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$27,250,000	0.500%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$31,000,000	0.450%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$35,500,000	0.250%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$38,000,000	0.125%	$6,000,000,000
Thereafter	$39,250,000	0.100%	$7,000,000,000

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and four specified employees who are contemplated to become employees of Front Yard after the effective date of the Amended AMA. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable out-of-pocket costs and expenses.

Termination Provisions

The Amended AMA may be terminated without cause (i) by Front Yard for any reason, or no reason, or (ii) by Front Yard or AAMC in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA is terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard shall pay a termination fee (the “Termination Fee”) to AAMC in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the Effective Date). Upon any such termination by Front Yard, Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

If the Termination Fee becomes payable (except in connection with a termination by AAMC for cause, which would require the payment of the entire Termination Fee in cash), at least 50% of the Termination Fee must be paid in cash on the termination date and the remainder of the Termination Fee may be paid, at Front Yard’s option, either in cash or, subject to certain conditions specified in the Amended AMA, in Front Yard common stock in up to 3 equal quarterly installments (without interest) on each of the six-, nine- and twelve-month anniversaries of the termination date until the Termination Fee has been paid in full.

Front Yard may also terminate the Amended AMA, without the payment of a Termination Fee, upon a change of control of AAMC as described in the Amended AMA and “for cause” upon the occurrence of certain events including, without limitation, a final judgment that AAMC or any of its agents, assignees or controlled affiliates has committed a felony or materially violated securities laws; AAMC’s bankruptcy; the liquidation or dissolution of AAMC; a court determination that AAMC has committed fraud or embezzled funds from Front Yard; a failure of Front Yard to qualify as a REIT as a result of any action or inaction of AAMC; an uncured material breach of a material provision of the Amended AMA; or receipt of certain qualified opinions from AAMC or Front Yard's independent public accounting firm that (i) with respect to such opinions relating to AAMC, are reasonably expected to materially adversely affect either AAMC’s ability to perform under the Amended AMA or Front Yard, or (ii) with respect to such opinions relating to Front Yard, such opinions are a result of AAMC's actions or inaction; in each case, subject to the exceptions and conditions set forth in the Amended AMA. AAMC may terminate the Amended AMA upon an uncured default by Front Yard under the Amended AMA and receive the Termination Fee. A termination “for cause” may be effected by Front Yard with 30 days' written notice or by AAMC with 60 days' written notice. Upon any termination by Front Yard “for cause,” Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

Transition Following Termination

Following any termination of the Amended AMA, AAMC is required to cooperate in executing an orderly transition to a new manager or otherwise in accordance with Front Yard’s direction including by providing transition services as requested by Front Yard for up to one (1) year after termination or such longer period as may be mutually agreed (including by assisting Front Yard with the recruiting, hiring and/or training of new replacement employees) at cost (but not more than the Base Management Fee at the time of termination).

If we were terminated as asset manager by Front Yard, our financial position and future prospects for revenues and growth would be materially adversely affected.

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

Effective from May 7, 2019, our revenues will include Base Management Fees and Incentives Fees, if any, under the Amended AMA as described above.

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

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Management Fees and Expense Reimbursements

Pursuant to the AMA, we received base management fees from Front Yard of $3.5 million and $3.7 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in base management fees is primarily driven by a reduction in Front Yard's average invested capital (as defined in the AMA).

We received conversion fees from Front Yard of $29,000 and $63,000 during the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily due to fewer loans and REO properties converting to rental properties as we continue to pare the small number of remaining legacy assets of Front Yard. Under the Amended AMA, we will no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $0.3 million for each of the three month periods ended March 31, 2019 and 2018. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Due to our entry into the Amended AMA, we expect that the aggregate management fees we receive will increase over time but at a lower rate as we grow Front Yard's SFR portfolio.

Salaries and Employee Benefits

Salaries and employee benefits were $4.4 million and $4.2 million during the three months ended March 31, 2019 and 2018, respectively. The increase in salaries and benefits during the three months ended March 31, 2019 is primarily due to higher salaries and benefits associated with increased headcount, partially offset by reduced share-based compensation expense related to restricted stock grants to management.

Legal and Professional Fees

Legal and professional fees were $0.3 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily due to a decrease in litigation-related expenses.

General and Administrative Expenses

General and administrative expenses were $1.0 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively. This increase was primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we bring certain IT functions in house, partially offset by lower travel costs during the first quarter of 2019.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.9 million compared to $(2.9) million during the three months ended March 31, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0.2 million for each of the three month periods ended March 31, 2019 and 2018. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $22.2 million and short-term investments of $0.7 million compared to cash and cash equivalents of $27.2 million and short-term investments of $0.6 million as of December 31, 2018. The reduction in the cash and cash equivalents in 2019 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses. At March 31, 2019, we also had $15.1 million in Front Yard common stock, an increase from $14.2 million as of December 31, 2018, due solely to the increase in Front Yard’s stock price during the first three months of 2019. We also continue to generate asset management fees from Front Yard under our AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

We are continuing to monitor our cash and liquidity as it pertains to the optional redemption rights provided to holders by our outstanding shares of Series A Preferred Stock, as described more fully in Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Preferred Stock.” The Series A Preferred Stock certificate of designations provides that we may redeem shares of Series A Preferred Stock at the option of holders only out of funds legally available therefor. If holders of the Series A Preferred Stock were to exercise their option to require us to redeem the Series A Preferred Stock at a time when we do not have funds legally available to make the related redemption payment, our obligation to make such payment at such time would be limited to the funds legally available therefor. The likelihood of our having the necessary funds legally available to pay the redemption price for any shares redeemed under the optional redemption provisions of the Series A Preferred Stock will depend on the amount of redemption demands received.

Treasury Shares

At March 31, 2019, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(4,717)	$(4,220)
Net cash (used in) provided by investing activities	(110)	179
Net cash used in financing activities	(195)	(193)
Total cash flows	$(5,022)	$(4,234)

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash used in investing activities for the three months ended March 31, 2019 consisted primarily of investments in short-term investments, partially offset by proceeds from the maturities of short-term investments. Net cash provided by investing cash flows during the three months ended March 31, 2018 consisted primarily of proceeds from the maturities of short-term investments.

Net cash used in financing activities for the three months ended March 31, 2019 and 2018 primarily related to repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 27, 2019.

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

In addition, under the terms of the Amended AMA, at the option of Front Yard, up to 25% of Incentive Fees each year and up to 50% of a Termination Fee, if payable, may be paid in shares of Front Yard common stock. Should Front Yard make this election, we would further be exposed to the above-described market risk on the shares we receive.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following updates and restates the description of the previously reported matters:

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

On January 18, 2019, plaintiffs and AAMC filed a motion for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On February 8, 2019, the Defendants Blackrock and PIMCO each filed an opposition to the motion for leave to amend. Plaintiffs’ filed their reply brief on March 1, 2019. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2018. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuance of Preferred Shares to USVI Employees

On January 30, 2019, we issued an aggregate of 200 shares of preferred stock to certain of our USVI employees pursuant to our 2016 Employee Preferred Stock Plan, for aggregate proceeds of $2,000. The issuance of these shares was exempt under Section 4(2) of the Securities Act. Such shares of preferred stock may receive, but do not have the right to, potential dividends and have no voting rights. The shares rank junior to our Series A Preferred Stock and rank pari passu with the shares of our common stock on any liquidation of the Company. Such shares of preferred stock are mandatorily redeemable by us, for the same price paid by the employees, in the event of such employee's termination of service with the Company for any reason; therefore, these shares are classified within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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

Altisource Asset Management Corporation
Date:	May 8, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer