Form 10-Q
period 2019-06-30
Altisource Asset Management Corp
filed 2019-08-07
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
As of August 1, 2019, 1,590,739 shares of our common stock were outstanding (excluding 1,295,270 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate returns in amounts that would enable our management fees to increase;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•	our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•	the effects of potential redemptions of our Series A Preferred Stock commencing in March 2020, including our ability to pay with funds legally available therefor;

•	our failure to maintain Front Yard’s qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$20,978	$27,171
Short-term investments	892	584
Front Yard common stock, at fair value	19,851	14,182
Receivable from Front Yard	3,992	3,968
Prepaid expenses and other assets	3,070	1,552
Total current assets	48,783	47,457

Non-current assets:
Right-of-use lease assets	2,733	—
Other non-current assets	1,598	1,910
Total non-current assets	4,331	1,910
Total assets	$53,114	$49,367

Current liabilities:
Accrued salaries and employee benefits	$3,510	$5,583
Accounts payable and accrued liabilities	759	1,188
Short-term lease liabilities	171	—
Total current liabilities	4,440	6,771
Long-term lease liabilities	2,604	—
Total liabilities	7,044	6,771

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018; redemption value $250,000	249,855	249,752

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,886,009 and 1,590,739 shares issued and outstanding, respectively, as of June 30, 2019 and 2,862,760 and 1,573,691 shares issued and outstanding, respectively, as of December 31, 2018	29	29
Additional paid-in capital	43,531	42,245
Retained earnings	28,827	26,558
Accumulated other comprehensive income	17	—
Treasury stock, at cost, 1,295,270 shares as of June 30, 2019 and 1,289,069 shares as of December 31, 2018	(276,189)	(275,988)
Total stockholders' deficit	(203,785)	(207,156)
Total liabilities and equity	$53,114	$49,367

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Management fees from Front Yard	$3,556	$3,644	$7,102	$7,371
Conversion fees from Front Yard	—	53	29	116
Expense reimbursements from Front Yard	342	219	670	481
Total revenues	3,898	3,916	7,801	7,968
Expenses:
Salaries and employee benefits	4,238	4,524	8,656	8,738
Legal and professional fees	1,356	467	1,698	819
General and administrative	880	843	1,919	1,790
Total expenses	6,474	5,834	12,273	11,347
Other income (loss):
Change in fair value of Front Yard common stock	4,792	601	5,669	(2,339)
Dividend income on Front Yard common stock	243	243	487	487
Other income	49	49	53	92
Total other income (loss)	5,084	893	6,209	(1,760)
Income (loss) before income taxes	2,508	(1,025)	1,737	(5,139)
Income tax (benefit) expense	(781)	42	(712)	292
Net income (loss) attributable to stockholders	3,289	(1,067)	2,449	(5,431)
Amortization of preferred stock issuance costs	(52)	(52)	(103)	(103)
Net income (loss) attributable to common stockholders	$3,237	$(1,119)	$2,346	$(5,534)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic common share	$2.04	$(0.69)	$1.48	$(3.44)
Weighted average common stock outstanding – basic	1,589,492	1,612,382	1,585,775	1,608,163

Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted common share	$1.81	$(0.69)	$1.34	$(3.44)
Weighted average common stock outstanding – diluted	1,820,244	1,612,382	1,830,263	1,608,163

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to stockholders	$3,289	$(1,067)	$2,449	$(5,431)

Other comprehensive income:
Currency translation adjustments, net	5	—	17	—
Total other comprehensive income	5	—	17	—

Comprehensive income (loss)	$3,294	$(1,067)	$2,466	$(5,431)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842 (Note 1)	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss attributable to stockholders	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	29	42,943	25,590	12	(276,183)	(207,609)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,866	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(6)	(6)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	588	—	—	—	588
Currency translation adjustments, net	—	—	—	—	5	—	5
Net income attributable to stockholders	—	—	—	3,289	—	—	3,289
June 30, 2019	2,886,009	$29	$43,531	$28,827	$17	$(276,189)	$(203,785)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit (continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	15,339	—	3	—	—	—	3
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	1,257	—	—	—	1,257
Net loss attributable to stockholders	—	—	—	(4,364)	—	—	(4,364)
March 31, 2018	2,830,461	28	39,025	33,225	—	(272,524)	(200,246)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,001	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(31)	(31)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	1,362	—	—	—	1,362
Net loss attributable to stockholders	—	—	—	(1,067)	—	—	(1,067)
June 30, 2018	2,832,462	$28	$40,387	$32,106	$—	$(272,555)	$(200,034)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income (loss) attributable to stockholders	$2,449	$(5,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	1,286	2,619
Change in fair value of Front Yard common stock	(5,669)	2,339
Depreciation	188	214
Amortization of operating lease right-of-use assets	106	—
Changes in operating assets and liabilities:
Receivable from Front Yard	(24)	(101)
Prepaid expenses and other assets	(1,496)	(349)
Other non-current assets	199	350
Accrued salaries and employee benefits	(2,079)	(2,537)
Accounts payable and accrued liabilities	(528)	(1,372)
Operating lease liabilities	(51)	—
Net cash used in operating activities	(5,619)	(4,268)
Investing activities:
Investment in short-term investments	(1,083)	—
Proceeds from maturities of short-term investments	775	483
Investment in property and equipment	(117)	(74)
Proceeds from disposition of property and equipment	42	—
Net cash (used in) provided by investing activities	(383)	409
Financing activities:
Proceeds from stock option exercises	—	3
Shares withheld for taxes upon vesting of restricted stock	(201)	(227)
Net cash used in financing activities	(201)	(224)
Net change in cash and cash equivalents	(6,203)	(4,083)
Effect of exchange rate changes on cash	10	—
Cash and cash equivalents as of beginning of the period	27,171	33,349
Cash and cash equivalents as of end of the period	$20,978	$29,266

Supplemental disclosure of cash flow information:
Income taxes paid	$313	$1,181
Right-of-use lease assets recognized - operating leases	2,839	—
Operating lease liabilities recognized	2,826	—

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

Our primary client is Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue for all periods presented was generated through our asset management agreements with Front Yard.

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which we were the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Former AMA provided for a fee structure in which we were entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that become rental properties for the first time during each quarter.

On May 7, 2019, we entered into an amended and restated asset management agreement with Front Yard (the “Amended AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of five years and will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 5 for additional details of these asset management agreements.

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

Preferred stock

Series A Convertible Preferred Stock

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Preferred Stock”) to institutional investors. All of the outstanding shares of Series A Preferred Stock are redeemable by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of the Series A Preferred Stock has the right to give notice requiring us to redeem all the shares of Series A Preferred Stock held by such holder. Depending on the date of such notice, the redemption date will fall on or within 15 business days after March 15, 2020. The redemption right will be exercisable every five years thereafter until the mandatory redemption date in 2044. If we are required to redeem a holder’s shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders’ equity.

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption prices, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have commenced managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To that end, we have ceased repurchasing shares of our common stock and do not intend to resume any such repurchases until we reconsider the issue after the first potential March 2020 redemption date for our Series A Preferred Stock.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At June 30, 2019 and December 31, 2018, we had 1,000 and 800 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $8,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2019 and 2018, our Board of Directors declared and paid an aggregate of $1.1 million and $0.9 million, respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2019
Recurring basis (assets):
Front Yard common stock	$19,851	$19,851	$—	$—

December 31, 2018
Recurring basis (assets):
Front Yard common stock	$14,182	$14,182	$—	$—

We did not transfer any assets from one level to another level during the six months ended June 30, 2019 or during the year ended December 31, 2018.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of June 30, 2019 and December 31, 2018, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Front Yard common stock	$20,596	$—	$745	$19,851

December 31, 2018
Front Yard common stock	$20,596	$—	$6,414	$14,182

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

As of June 30, 2019, our weighted average remaining lease term, including applicable extensions, was 9.0 years. We applied a discount rate of 7.0% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and six months ended June 30, 2019, we recognized rent expense of $0.1 million and $0.2 million, respectively, related to long-term operating leases, and we recognized rent expense $0.1 million during the three and six months ended June 30, 2019 related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents a maturity analysis of our operating leases as of June 30, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$171
2020	365
2021	377
2022	394
2023	414
Thereafter	2,088
Total lease payments	3,809
Less: interest	1,034
Lease liabilities	$2,775
_____________

(1)	Excludes the six months ended June 30, 2019.

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

5. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to the Amended AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties, REO properties and residential mortgage loans; (6) overseeing the servicing of Front Yard's residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

Terms of the Amended AMA

We and Front Yard entered into the Amended AMA on May 7, 2019 (the “Effective Date”). The Amended AMA amends and restates, in its entirety, the Former AMA. The Amended AMA has an initial term of five years and will renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•	Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to us as follows:

◦
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
Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 25% of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

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

Incentive Fee. We may earn an annual Incentive Fee to the extent that Front Yard's AFFO exceeds certain performance thresholds. The annual Incentive Fee, if any, shall be an amount equal to 20% of the amount by which Front Yard's AFFO for the calendar year (after the deduction of Base Management Fees but prior to the deduction of Incentive Fees) exceeds 5% of Gross Shareholder Equity (as defined below).

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

Front Yard has the flexibility to pay up to 25% of the annual Incentive Fee to us in shares of its common stock, subject to certain conditions specified in the Amended AMA.

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to us in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

•	For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to us shall not exceed $21,000,000; or

•
For any calendar years in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to us shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

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

Expenses and Expense Budget

We are responsible for all of our own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by us, Front Yard is required to reimburse us for such reasonable costs and expenses.

Termination Provisions

The Amended AMA may be terminated without cause (i) by Front Yard for any reason, or no reason, or (ii) by Front Yard or us in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA is terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard shall pay a termination fee (the “Termination Fee”) to us in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the Effective Date). Upon any such termination by Front Yard, Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from us.

If the Termination Fee becomes payable (except in connection with a termination by us for cause, which would require the payment of the entire Termination Fee in cash), at least 50% of the Termination Fee must be paid in cash on the termination date and the remainder of the Termination Fee may be paid, at Front Yard’s option, either in cash or, subject to certain conditions specified in the Amended AMA, in Front Yard common stock in up to 3 equal quarterly installments (without interest) on each of the six-, nine- and twelve-month anniversaries of the termination date until the Termination Fee has been paid in full.

Front Yard may also terminate the Amended AMA, without the payment of a Termination Fee, upon a change of control of us (as described in the Amended AMA) and “for cause” upon the occurrence of certain events including, without limitation, a final judgment that we or any of our agents, assignees or controlled affiliates has committed a felony or materially violated securities laws; our bankruptcy; the liquidation or dissolution of AAMC; a court determination that we have committed fraud or embezzled funds from Front Yard; a failure of Front Yard to qualify as a REIT as a result of any action or inaction of us; an uncured material breach of a material provision of the Amended AMA; or receipt of certain qualified opinions from our or Front Yard's independent public accounting firm that (i) with respect to such opinions relating to us, are reasonably expected to materially adversely affect either our ability to perform under the Amended AMA or Front Yard, or (ii) with respect to such opinions relating to Front Yard, such opinions are a result of our actions or inaction; in each case, subject to the exceptions and conditions set forth in the Amended AMA. We may terminate the Amended AMA upon an uncured default by Front Yard under the Amended AMA and receive the Termination Fee. A termination “for cause” may be effected by Front Yard with 30 days' written notice or by us with 60 days' written notice. Upon any termination by Front Yard “for cause,” Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from us.

Transition Following Termination

Following any termination of the Amended AMA, we are required to cooperate in executing an orderly transition to a new manager or otherwise in accordance with Front Yard’s direction including by providing transition services as requested by Front Yard for up to one (1) year after termination or such longer period as may be mutually agreed (including by assisting Front Yard with the recruiting, hiring and/or training of new replacement employees) at cost (but not more than the Base Management Fee at the time of termination).

If the Amended AMA was terminated, our financial position and future prospects for revenues and growth would be materially adversely affected.

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which became effective on April 1, 2015, provided for the following management fee structure:

•
Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while Front Yard had 4,500 or more Rental Properties. Because Front Yard had more than 4,500 Rental Properties, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital during the three and six months ended June 30, 2019 and 2018;

•
Incentive Management Fee. We were entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard had an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before we would be entitled to an incentive management fee. The incentive management fee increased to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increased to 25% while Front Yard has 4,500 or more Rental Properties. No incentive management fee under the Former AMA was earned by us because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate; and

•	Conversion Fee. We were entitled to a quarterly conversion fee equal to 1.5% of assets converted into leased single-family homes by Front Yard for the first time during the applicable quarter.

Under the Former AMA, Front Yard reimbursed us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

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

Our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. During the six months ended June 30, 2019 and 2018, we granted 12,693 and 1,866 shares of restricted stock, respectively, to our Directors, with a weighted average grant date fair value per share of $14.18 and $64.30, respectively.

We recorded $0.6 million and $1.3 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2019, respectively, and we recorded $1.4 million and $2.6 million of compensation expense related to our grants of restricted stock for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, we had an aggregate $2.3 million and $1.8 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.3 years and 1.6 years, respectively.

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

As of June 30, 2019 and December 31, 2018, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2019 and 2018.

The following table sets forth the components of our deferred tax assets:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Stock compensation	$132	$199
Accrued expenses	337	619
Front Yard common stock	172	1,482
Net operating losses	333	184
Other	48	35
	1,022	2,519
Deferred tax liability:
Depreciation	7	10
	1,015	2,509
Valuation allowance	(493)	(1,877)
Deferred tax asset, net	$522	$632

8. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss) attributable to stockholders	$3,289	$(1,067)	$2,449	$(5,431)
Amortization of preferred stock issuance costs	(52)	(52)	(103)	(103)
Numerator for basic EPS – net income (loss) attributable to common stockholders	3,237	(1,119)	2,346	(5,534)
Add back amortization of preferred stock issuance costs	52	—	103	—
Numerator for diluted EPS – income (loss) available to common stockholders after assumed conversions	$3,289	$(1,119)	$2,449	$(5,534)

Denominator
Weighted average common stock outstanding – basic	1,589,492	1,612,382	1,585,775	1,608,163
Stock options, treasury stock method	13,554	—	13,867	—
Restricted stock, treasury stock method	17,198	—	30,621	—
Preferred stock, if converted method	200,000	—	200,000	—
Weighted average common stock outstanding – diluted	1,820,244	1,612,382	1,830,263	1,608,163

Earnings (loss) per basic common share	$2.04	$(0.69)	$1.48	$(3.44)
Earnings (loss) per diluted common share	$1.81	$(0.69)	$1.34	$(3.44)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Numerator
Reversal of amortization of preferred stock issuance costs	$52	$103

Denominator
Stock options	23,544	25,566
Restricted stock	35,228	32,603
Preferred stock, if converted	200,000	200,000

9. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because all of our revenue is derived from the services we provide to Front Yard, we operate as a single segment focused on providing asset management and corporate governance services.

10. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Management Overview

The second quarter of 2019 was the first full quarter of operations subsequent to Front Yard's internalization of its property management function. After completing the transfer of homes well ahead of schedule, Front Yard encountered challenges common to any undertaking of this magnitude, such as extended unit turnover timelines, increased repair and maintenance expense and decreased collections of overdue balances. We have begun the process of advising and managing Front Yard in its mitigation of these issues, and we expect to see improvement in Front Yard's operational results going forward. We expect that, following improvement of Front Yard’s operational results, our management fees would be positively impacted.

During the second quarter of 2019, we also continued to execute upon our strategic objectives for Front Yard through the renegotiation of the asset management agreement and the continued disposition of Front Yard's non-core assets.

On May 7, 2019, we amended and restated our asset management agreement with Front Yard (the “Amended AMA”). We believe the Amended AMA provides an improved fee structure that provides AAMC with growing management fee revenues while encouraging growth and performance at Front Yard, subject to certain performance thresholds and an aggregate fee cap aimed to prevent the management fees from increasing Front Yard's general and administrative expenses above industry standards, based on the size of Front Yard’s gross real estate asset base. Importantly, the Amended AMA also provides for a termination option that would, if exercised, provide an industry-standard termination fee to AAMC that did not exist prior to the amendment, while providing Front Yard with the flexibility to further internalize if the Front Yard board of directors determines it is in its stockholders’ best interest to do so. For further details of the Amended AMA, refer to Item 1 - Financial Statements (Unaudited) - Note 5, “Related-Party Transactions.”

We have continued to target optimized performance of Front Yard's SFR portfolio by marketing certain of its rental properties for sale that do not meet its strategic objectives. During the quarter ended June 30, 2019, we managed Front Yard's sale of 141 non-core rental homes on an individual basis, and we have identified for Front Yard 291 non-core rental properties for sale as of June 30, 2019. In addition, Front Yard disposed of 19 non-rental REO properties, and Front Yard had 60 non-rental REO properties remaining to be sold as of June 30, 2019. We believe these non-core property sales will allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet, recycle capital that it may use to purchase pools of stabilized rental homes at attractive yields, repurchase its common stock, pay down its debt or utilize the proceeds for such other purposes that are determined to best serve its stockholders.

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

We believe all of the foregoing developments continue to be critical to our strategy of building long-term stockholder value for Front Yard through the creation and efficient management of a large portfolio of SFR homes that we target operating for Front Yard at an attractive yield. To the extent Front Yard is successful in implementing this strategy under our management, the management fees under the Amended AMA we earn should be positively impacted.

Asset Management Agreement with Front Yard

For details of our asset management agreements with Front Yard, see Item 1 - Financial statements (unaudited) - “Note 5. Related Party Transactions.”

Metrics Affecting our Consolidated Results

Revenues

Our revenues consist of fees due to us under the asset management agreements with Front Yard. Under the Amended AMA, our revenues include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon Front Yard's performance and are subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019 (the first full quarter under the Amended AMA), the Base Management Fee we recognize under the Amended AMA is subject to a quarterly minimum of $3,584,000.

Under the Former AMA, our revenues included a base management fee and a conversion fee. The base management fee was calculated as a percentage of Front Yard’s average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period.

Under both the Amended AMA and the Former AMA, our revenues also include reimbursements of certain expenses in our management of Front Yard's business, which relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard pursuant to the Amended AMA.

In addition, we receive dividends on the shares of Front Yard common stock that we own when Front Yard declares and pays dividends to its holders of common stock. Upon the declaration of such dividends, we record them as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, we recognize changes in the fair value of our holdings of Front Yard common stock as other income or loss that will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees and general and administrative expenses. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors.

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2019 and 2018.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Management Fees and Expense Reimbursements

We received base management fees from Front Yard of $3.6 million and $7.1 million during the three and six months ended June 30, 2019, respectively, compared to $3.6 million and $7.4 million during the three and six months ended June 30, 2018, respectively. The decrease in base management fees is primarily driven by a reduction in Front Yard's average invested capital (as defined in the Former AMA). Under the Amended AMA, the Base Management Fee is subject to a Minimum Base Fee of $3.6 million.

We received conversion fees from Front Yard of $0 and $29,000 during the three and six months ended June 30, 2019, respectively, compared to $53,000 and $116,000 during the three and six months ended June 30, 2018, respectively. This decrease is primarily due to fewer loans and REO properties converting to rental properties as we continue to pare the small number of remaining legacy assets of Front Yard. Under the Amended AMA, we will no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively, compared to $0.2 million and $0.5 million during the three and six months ended June 30, 2018, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Due to our entry into the Amended AMA, we expect that the aggregate management fees we receive may increase over time as we grow Front Yard's SFR portfolio.

Salaries and Employee Benefits

Salaries and employee benefits were $4.2 million and $4.5 million during the three months ended June 30, 2019 and 2018, respectively. The decrease in salaries and benefits during the three months ended June 30, 2019 is primarily due to reduced share-based compensation expense related to restricted stock grants to management, partially offset by higher salaries and benefits associated with increased headcount.

Salaries and employee benefits remained consistent at $8.7 million during each of the six months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, we recognized lower share-based compensation expense related to restricted stock grants to management, which was offset by higher salaries and benefits associated with increased headcount.

Legal and Professional Fees

Legal and professional fees were $1.4 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively. This increase is primarily due to an increase in legal and consulting fees related to the negotiation and amendment of the asset management agreement.

Legal and professional fees were $1.7 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively. This increase is primarily due to an increase in legal and consulting fees related to the negotiation and amendment of the asset management agreement.

General and Administrative Expenses

General and administrative expenses were $0.9 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively. This increase was primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we bring certain IT functions in house.

General and administrative expenses were $1.9 million and $1.8 million during the six months ended June 30, 2019 and 2018, respectively. This increase was primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we bring certain IT functions in house, partially offset by lower travel costs during 2019.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $4.8 million compared to $0.6 million during the three months ended June 30, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange (the “NYSE”).

The change in fair value of Front Yard common stock was $5.7 million compared to $(2.3) million during the six months ended June 30, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the NYSE.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0.2 million for each of the three month periods ended June 30, 2019 and 2018 and $0.5 million for each of the six month periods ended June 30, 2019 and 2018. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Income Tax (Benefit) Expense

During the three and six months ended June 30, 2019, we recognized an income tax benefit of $0.8 million and $0.7 million, respectively, compared to income tax expense of $42,000 and $0.3 million for the three and six months ended June 30, 2018, respectively. This decrease in income tax expense was primarily driven by our Effective Average Tax Rate (“EATR”) being applied against net income in the second quarter of 2019. Because we forecast a pretax loss for 2019, our resulting EATR is negative. This negative EATR is then applied against our global income, including the current period positive net income, resulting in a net tax benefit for the period. The tax expense or benefit we ultimately recognize for 2019 will be affected by many factors, and we may recognize income tax expense in future periods.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $21.0 million and short-term investments of $0.9 million compared to cash and cash equivalents of $27.2 million and short-term investments of $0.6 million as of December 31, 2018. The reduction in the cash and cash equivalents in 2019 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. At June 30, 2019, we also had $19.9 million in Front Yard common stock, an increase from $14.2 million as of December 31, 2018, due solely to the increase in Front Yard’s stock price during the first six months of 2019. We also continue to generate asset management fees from Front Yard under the Amended AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

We are continuing to monitor our cash and liquidity as it pertains to the optional redemption rights provided to holders by our outstanding shares of Series A Preferred Stock, as referred to in Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Preferred Stock.” The certificate of designations for the Series A Preferred Stock provides that each holder has the right to give notice requiring us to redeem all the shares of Series A Preferred Stock held by such holder. Depending on the date of such notice, the redemption date will fall on or within 15 business days after March 15, 2020. The redemption right will be exercisable every five years thereafter until the mandatory redemption date in 2044. If we are required to redeem a holder’s shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders’ equity.

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption prices, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have commenced managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To that end, we have ceased repurchasing shares of our common stock and do not intend to resume any such repurchases until we reconsider the issue after the first potential March 2020 redemption date for our Series A Preferred Stock.

We are also considering other measures to deal with the possible optional redemption of shares of our Series A Preferred Stock, including possibly engaging in negotiations with the holders thereof to buy back such shares at a substantial discount to the redemption price and/or modify the terms of the Series A Preferred Stock. There is no certainty as to whether any such negotiations will be engaged in or maintained or whether any such negotiations would lead to an agreement with such holders to buy back or modify the terms of their shares of Series A Preferred Stock or, if there were such an agreement, what the terms of such agreement would be. We do not intend to disclose any information with respect to the existence or status of any such negotiations, or to otherwise update this paragraph, until either an agreement with such holders is announced or we are no longer considering or engaging in any such negotiations.

Treasury Shares

At June 30, 2019, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(5,619)	$(4,268)
Net cash (used in) provided by investing activities	(383)	409
Net cash used in financing activities	(201)	(224)
Net change in cash and cash equivalents	$(6,203)	$(4,083)

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash used in investing activities for the six months ended June 30, 2019 consisted primarily of investments in short-term investments, partially offset by proceeds from the maturities of short-term investments. Net cash provided by investing cash flows during the six months ended June 30, 2018 consisted primarily of proceeds from the maturities of short-term investments.

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 primarily related to shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2018 other than the risk factors provided below in connection with the Amended AMA and AAMC’s relationship with Front Yard and in connection with AAMC’s outstanding Series A preferred stock. For information regarding our risk factors, you should carefully consider the risk factors discussed below as well as the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019.

Because we derive our revenues from Front Yard pursuant to the Amended AMA, any termination of the Amended AMA could be materially detrimental to us as well as our financial condition and prospects.

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We continue to generate the substantial majority of our revenues from Front Yard, as Front Yard is our principal client. As part of the negotiations of the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the AMA. The new termination provisions replaced the terms of the Former AMA that enabled Front Yard to terminate AAMC following a Front Yard “change of control” or certain other customary termination events without paying a termination fee payable to AAMC. As partial consideration for the new management fee terms and termination fee provisions in the Amended AMA, Front Yard was given the ability to terminate the Amended AMA at any time and for any reason. In the event Front Yard, as our primary source of revenues, were to terminate the Amended AMA, the management fees we earn under the Amended AMA would be reduced, possibly by material amounts, over a transition period, and then such management fees would reduce to $0 after completion of any such transition period. In addition, a portion of the termination fee, up to 50% of such fee, could be payable to AAMC in stock of Front Yard over up to nine months following such termination. To the extent Front Yard pays a portion of the termination fee in the Amended AMA in Front Yard stock, we would be subject to the market risks related to Front Yard or any successor entity.

On May 21, 2019, following the settlement of a proxy contest, Front Yard announced that it had refreshed its board of directors and formed a special committee to explore strategic alternatives, including without limitation, a potential internalization of the asset management function, potential termination of AAMC and the potential sale of Front Yard. Following such measures, it is possible that Front Yard, or a successor to Front Yard in the event of a sale, could terminate the Amended AMA, potentially in the short term. Following such strategic alternatives process, if AAMC were to be terminated, such termination would have a material adverse effect on our financial condition and prospects. It is possible that only 50% of the termination fee to AAMC would be payable in cash and, if any portion is payable in Front Yard (or a successor’s) stock, such stock issued to AAMC could be locked up over a period of up to nine months. The value of such stock that could be issued in a termination event could fluctuate or decline over time. Additionally, AAMC may not be able to replace the lost revenues from Front Yard with a revenue stream from alternative sources on a timely basis or at all, which would have a material, adverse effect on us.

The terms of our outstanding 250,000 shares of Series A Preferred Stock may require us to take certain actions adverse to us and/or make payments to the holders of such shares in connection with potential Series A Preferred Stock redemptions, the first of which could occur in March 2020.

The certificate of designations for the Series A Preferred Stock provides that each holder has the right to give notice requiring us to redeem all the shares of Series A Preferred Stock held by such holder. Depending on the date of such notice, the redemption date will fall on or within 15 business days after March 15, 2020. The redemption right will be exercisable every five years thereafter until the mandatory redemption date in 2044. If we are required to redeem a holder’s shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price, which totals $250.0 million) out of funds legally available therefor.

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption prices, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have commenced managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To the extent that we are required to make redemption payments, even though such payments would be limited to funds legally available therefor, any such payments would reduce our liquidity and capital resources, which could have a material adverse effect on our ability to run our business, generate new revenue streams and attract and retain employees.

There is no certainty as to whether any negotiations with the holders of our Series A Preferred Stock will be engaged in or maintained or whether any such negotiations would lead to an agreement with such holders to buy back or modify the terms of their shares of Series A Preferred Stock or, if there were such an agreement, what the terms of such agreement would be. To the extent we are unsuccessful in such negotiations with the holders of the Series A preferred stock, such shares would remain outstanding for the applicable redemption dates or potentially subject us to claims by the holders of such shares, each of which could have a material adverse effect on us.

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

3.2*	Second Amended and Restated Bylaws of Altisource Asset Management Corporation adopted on July 24, 2019.
3.3
Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.1
Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2019).

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

Altisource Asset Management Corporation
Date:	August 7, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer