Form 10-Q
period 2019-09-30
Altisource Asset Management Corp
filed 2019-11-06
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 30, 2019, 1,598,262 shares of our common stock were outstanding (excluding 1,298,665 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate returns in amounts that would enable our management fees to increase;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•	our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•	the effects of potential redemptions of our Series A Preferred Stock commencing in March 2020, including our ability to pay with funds legally available therefor or renegotiate the terms thereof;

•	our failure to maintain Front Yard’s qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$21,558	$27,171
Short-term investments	955	584
Front Yard common stock, at fair value	18,779	14,182
Receivable from Front Yard	4,168	3,968
Prepaid expenses and other assets	2,010	1,552
Total current assets	47,470	47,457

Non-current assets:
Right-of-use lease assets	4,458	—
Other non-current assets	1,708	1,910
Total non-current assets	6,166	1,910
Total assets	$53,636	$49,367

Current liabilities:
Accrued salaries and employee benefits	$4,809	$5,583
Accounts payable and accrued liabilities	1,204	1,188
Short-term lease liabilities	242	—
Total current liabilities	6,255	6,771
Long-term lease liabilities	4,291	—
Total liabilities	10,546	6,771

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018; redemption value $250,000	249,907	249,752

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,886,009 and 1,590,739 shares issued and outstanding, respectively, as of September 30, 2019 and 2,862,760 and 1,573,691 shares issued and outstanding, respectively, as of December 31, 2018	29	29
Additional paid-in capital	44,111	42,245
Retained earnings	25,252	26,558
Accumulated other comprehensive loss	(20)	—
Treasury stock, at cost, 1,295,270 shares as of September 30, 2019 and 1,289,069 shares as of December 31, 2018	(276,189)	(275,988)
Total stockholders' deficit	(206,817)	(207,156)
Total liabilities and equity	$53,636	$49,367

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Management fees from Front Yard	$3,584	$3,613	$10,686	$10,984
Conversion fees from Front Yard	—	35	29	151
Expense reimbursements from Front Yard	250	286	920	767
Total revenues	3,834	3,934	11,635	11,902
Expenses:
Salaries and employee benefits	4,219	4,605	12,875	13,343
Legal and professional fees	389	474	2,087	1,293
General and administrative	1,099	993	3,018	2,783
Total expenses	5,707	6,072	17,980	17,419
Other income (loss):
Change in fair value of Front Yard common stock	(1,072)	698	4,597	(1,641)
Dividend income on Front Yard common stock	244	244	731	731
Other income	63	58	116	150
Total other (loss) income	(765)	1,000	5,444	(760)
Loss before income taxes	(2,638)	(1,138)	(901)	(6,277)
Income tax expense	885	17	173	309
Net loss attributable to stockholders	(3,523)	(1,155)	(1,074)	(6,586)
Amortization of preferred stock issuance costs	(52)	(52)	(155)	(155)
Net loss attributable to common stockholders	$(3,575)	$(1,207)	$(1,229)	$(6,741)

Loss per share of common stock – basic:
Loss per basic common share	$(2.25)	$(0.75)	$(0.77)	$(4.19)
Weighted average common stock outstanding – basic	1,590,739	1,613,413	1,587,448	1,609,932

Loss per share of common stock – diluted:
Loss per diluted common share	$(2.25)	$(0.75)	$(0.77)	$(4.19)
Weighted average common stock outstanding – diluted	1,590,739	1,613,413	1,587,448	1,609,932

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to stockholders	$(3,523)	$(1,155)	$(1,074)	$(6,586)

Other comprehensive loss:
Currency translation adjustments, net	(37)	—	(20)	—
Total other comprehensive loss	(37)	—	(20)	—

Comprehensive loss	$(3,560)	$(1,155)	$(1,094)	$(6,586)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842 (Note 1)	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss attributable to stockholders	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	29	42,943	25,590	12	(276,183)	(207,609)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,866	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(6)	(6)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	588	—	—	—	588
Currency translation adjustments, net	—	—	—	—	5	—	5
Net income attributable to stockholders	—	—	—	3,289	—	—	3,289
June 30, 2019	2,886,009	29	43,531	28,827	17	(276,189)	(203,785)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	580	—	—	—	580
Currency translation adjustments, net	—	—	—	—	(37)	—	(37)
Net loss attributable to stockholders	—	—	—	(3,523)	—	—	(3,523)
September 30, 2019	2,886,009	$29	$44,111	$25,252	$(20)	$(276,189)	$(206,817)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit (continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2017	2,815,122	$28	$37,765	$38,970	$(1,330)	$(272,328)	$(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	15,339	—	3	—	—	—	3
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	1,257	—	—	—	1,257
Net loss attributable to stockholders	—	—	—	(4,364)	—	—	(4,364)
March 31, 2018	2,830,461	28	39,025	33,225	—	(272,524)	(200,246)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,001	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(31)	(31)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	1,362	—	—	—	1,362
Net loss attributable to stockholders	—	—	—	(1,067)	—	—	(1,067)
June 30, 2018	2,832,462	28	40,387	32,106	—	(272,555)	(200,034)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,584	—	3	—	—	—	3
Treasury shares repurchased	—	—	—	—	—	(125)	(125)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	1,085	—	—	—	1,085
Net loss attributable to stockholders	—	—	—	(1,155)	—	—	(1,155)
September 30, 2018	2,835,046	$28	$41,475	$30,899	$—	$(272,680)	$(200,278)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss attributable to stockholders	$(1,074)	$(6,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,866	3,704
Change in fair value of Front Yard common stock	(4,597)	1,641
Depreciation	285	325
Amortization of operating lease right-of-use assets	226	—
Changes in operating assets and liabilities:
Receivable from Front Yard	(200)	145
Prepaid expenses and other assets	(521)	(150)
Other non-current assets	115	88
Accrued salaries and employee benefits	(766)	(1,048)
Accounts payable and accrued liabilities	(19)	(1,197)
Operating lease liabilities	(138)	—
Net cash used in operating activities	(4,823)	(3,078)
Investing activities:
Investment in short-term investments	(1,622)	(137)
Proceeds from maturities of short-term investments	1,251	483
Investment in property and equipment	(240)	(77)
Proceeds from disposition of property and equipment	42	—
Net cash (used in) provided by investing activities	(569)	269
Financing activities:
Proceeds from stock option exercises	—	24
Shares withheld for taxes upon vesting of restricted stock	(201)	(227)
Payment of tax withholdings on stock option exercises	—	(18)
Repurchase of treasury shares	—	(125)
Net cash used in financing activities	(201)	(346)
Net change in cash and cash equivalents	(5,593)	(3,155)
Effect of exchange rate changes on cash	(20)	—
Cash and cash equivalents as of beginning of the period	27,171	33,349
Cash and cash equivalents as of end of the period	$21,558	$30,194

Supplemental disclosure of cash flow information:
Income taxes paid	$489	$1,320
Right-of-use lease assets recognized - operating leases	4,684	—
Operating lease liabilities recognized	4,671	—

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

Preferred stock

Series A Convertible Preferred Stock

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Preferred Stock”) to institutional investors. All of the outstanding shares of Series A Preferred Stock may be required to be redeemed by us in March 2020, the sixth anniversary of the date of issuance, and every five years thereafter. On these same redemption dates, each holder of the Series A Preferred Stock has the right to give notice requiring us to redeem all the shares of Series A Preferred Stock held by such holder. Depending on the date of such notice, the redemption date will fall on or within 15 business days after March 15, 2020. The redemption right will be exercisable every five years thereafter until the mandatory redemption date in 2044. If we are required to redeem a holder’s shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Accordingly, we classify these shares as mezzanine equity, outside of permanent stockholders’ equity.

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption price, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have been managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To that end, we have ceased repurchasing shares of our common stock and do not intend to resume any such repurchases until we reconsider the issue after the first potential March 2020 redemption date for our Series A Preferred Stock.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At September 30, 2019 and December 31, 2018, we had 1,000 and 800 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $8,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In February 2019 and 2018, our Board of Directors declared and paid an aggregate of $1.1 million and $0.9 million, respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We adopted this standard as of January 1, 2019 when the standard became effective and was required to be adopted. Consistent with the standard, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception. Upon our adoption of this standard, we recognized operating lease right-of-use assets of $2.8 million, lease liabilities of $2.8 million and a cumulative-effect adjustment to retained earnings of $(0.1) million. We have also provided the required incremental disclosures about our leasing activities on a prospective basis in Note 3.

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

Recently issued accounting standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We expect to adopt this standard on January 1, 2020. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2019
Recurring basis (assets):
Front Yard common stock	$18,779	$18,779	$—	$—

December 31, 2018
Recurring basis (assets):
Front Yard common stock	$14,182	$14,182	$—	$—

We did not transfer any assets from one level to another level during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of September 30, 2019 and December 31, 2018, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Front Yard common stock	$20,596	$—	$(1,817)	$18,779

December 31, 2018
Front Yard common stock	$20,596	$—	$(6,414)	$14,182

3. Leases

We lease office space under various operating leases. We currently occupy office space in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. Our office leases are generally for terms of one to five years and typically include renewal options, which we consider when in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

As of September 30, 2019, our weighted average remaining lease term, including applicable extensions, was 9.3 years. We applied a discount rate of 8.4% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and nine months ended September 30, 2019, we recognized rent expense of $0.1 million and $0.4 million, respectively, related to long-term operating leases, and we recognized rent expense $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents a maturity analysis of our operating leases as of September 30, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$319
2020	630
2021	650
2022	675
2023	703
Thereafter	3,682
Total lease payments	6,659
Less: interest	2,126
Lease liabilities	$4,533
_____________

(1)	Excludes the nine months ended September 30, 2019.

On March 12, 2019, we entered into a lease agreement for office space in Charlotte, North Carolina. This lease commenced on August 14, 2019 and has an initial term of five years and a renewal option for an additional five year term. Monthly base rental payments during the first year are $21,867, plus common area maintenance and other charges customary with this type of lease, and the base rental payments will increase by approximately 3% each year thereafter. Upon commencement, we recorded an operating lease right-of-use asset and a related lease liability of approximately $1.8 million.

4. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2018. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. There have been no material updates since our Quarterly Report on Form 10-Q for the second quarter of 2019; therefore, we are restating the description of the previously reported matter below:

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

5. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to the Amended AMA, we design and implement Front Yard's business strategy, administer its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties, REO properties and residential mortgage loans; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provide Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential properties. Our management also has significant corporate governance experience that enables us to manage Front Yard's business and organizational structure efficiently. We have agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engages. Notwithstanding the foregoing, we may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following Front Yard's determination and announcement that it will no longer engage in any of the above-described competitive activities, we would be entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

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

If the Amended AMA were to be terminated, our financial position and future prospects for revenues and growth would be materially adversely affected.

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which became effective on April 1, 2015, provided for the following management fee structure:

•
Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while Front Yard had 4,500 or more Rental Properties. Because Front Yard had more than 4,500 Rental Properties, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital during the three and nine months ended September 30, 2019 and 2018;

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

Our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. During the nine months ended September 30, 2019 and 2018, we granted 12,693 and 1,866 shares of restricted stock, respectively, to our Directors, with a weighted average grant date fair value per share of $14.18 and $64.30, respectively.

We recorded $0.6 million and $1.9 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2019, respectively, and we recorded $1.1 million and $3.7 million of compensation expense related to our grants of restricted stock for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, we had an aggregate $1.7 million and $1.8 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.0 year and 1.6 years, respectively.

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

As of September 30, 2019 and December 31, 2018, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the nine months ended September 30, 2019 and 2018.

The following table sets forth the components of our deferred tax assets:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Stock compensation	$146	$199
Accrued expenses	522	619
Front Yard common stock	419	1,482
Net operating losses	219	184
Other	53	35
	1,359	2,519
Deferred tax liability:
Depreciation	4	10
	1,355	2,509
Valuation allowance	(763)	(1,877)
Deferred tax asset, net	$592	$632

8. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to stockholders	$(3,523)	$(1,155)	$(1,074)	$(6,586)
Amortization of preferred stock issuance costs	(52)	(52)	(155)	(155)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	(3,575)	(1,207)	(1,229)	(6,741)

Denominator
Weighted average common stock outstanding – basic	1,590,739	1,613,413	1,587,448	1,609,932
Weighted average common stock outstanding – diluted	1,590,739	1,613,413	1,587,448	1,609,932

Loss per basic common share	$(2.25)	$(0.75)	$(0.77)	$(4.19)
Loss per diluted common share	$(2.25)	$(0.75)	$(0.77)	$(4.19)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Reversal of amortization of preferred stock issuance costs	$52	$52	$155	$155

Denominator
Stock options	11,527	21,194	13,087	24,109
Restricted stock	13,926	47,888	25,056	37,698
Preferred stock, if converted	200,000	200,000	200,000	200,000

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

Management Overview

During the third quarter of 2019, we continued to assist Front Yard in identifying and addressing operational inefficiencies that arose in connection with the transfer of the nearly 12,000 remaining externally managed homes to its internal property management platform. We focused our efforts on improving unit turn timelines, increasing occupancy, reducing repair and maintenance expense and increasing collections of overdue rent balances. As a result of these transition-related challenges, Front Yard's operating metrics were negatively impacted during the third quarter. We believe we have made substantial progress in addressing and mitigating the issues surrounding unit turns, occupancy, repair and maintenance and collections, and we expect to see improvement in Front Yard's operational results in the coming quarters.

We have continued to target optimized performance of Front Yard's SFR portfolio by marketing certain of its rental properties for sale that do not meet its strategic objectives. During the quarter ended September 30, 2019, we managed Front Yard's sale of 106 non-core rental homes on an individual basis, and we have identified 229 non-core rental properties for sale as of September 30, 2019. Front Yard also disposed of 20 non-rental REO properties, and Front Yard had 42 non-rental REO properties remaining to be sold as of September 30, 2019. In addition, on October 7, 2019, Front Yard entered into an agreement to sell 47 of the 52 remaining mortgage loans in its portfolio for an aggregate sales price of $3.5 million. We believe these non-core asset sales will allow Front Yard to improve its operating efficiency, further simplify its statement of operations and balance sheet, recycle capital that it may use to purchase pools of stabilized rental homes at attractive yields, repurchase its common stock, pay down its debt or utilize the proceeds for such other purposes that are determined to best serve its stockholders.

We believe the foregoing developments continue to be critical to our strategy of building long-term stockholder value for Front Yard through the creation and efficient management of a large portfolio of internally managed SFR homes that we target operating for Front Yard at an attractive yield. To the extent Front Yard is successful in implementing this strategy under our management, the management fees under the Amended AMA we earn should be positively impacted.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018.

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Management Fees and Expense Reimbursements

We recognized base management fees from Front Yard of $3.6 million and $10.7 million during the three and nine months ended September 30, 2019, respectively, compared to $3.6 million and $11.0 million during the three and nine months ended September 30, 2018, respectively. The decrease in base management fees is primarily driven by a reduction in Front Yard's average invested capital (as defined in the Former AMA). Under the Amended AMA, the Base Management Fee is subject to a Minimum Base Fee of $3.6 million per quarter.

We recognized conversion fees from Front Yard of $0 and $29,000 during the three and nine months ended September 30, 2019, respectively, compared to $35,000 and $151,000 during the three and nine months ended September 30, 2018, respectively. This decrease is primarily due to fewer loans and REO properties converting to rental properties as we continue to pare the small number of remaining legacy assets of Front Yard. Under the Amended AMA, we will no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $0.3 million and $0.9 million during the three and nine months ended September 30, 2019, respectively, compared to $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard.

Due to our entry into the Amended AMA, we expect that the aggregate management fees we receive may increase over time as we grow Front Yard's SFR portfolio.

Salaries and Employee Benefits

Salaries and employee benefits were $4.2 million and $4.6 million during the three months ended September 30, 2019 and 2018, respectively. The decrease in salaries and benefits during the three months ended September 30, 2019 is primarily due to reduced share-based compensation expense related to restricted stock grants to management, partially offset by higher salaries and benefits associated with increased headcount.

Salaries and employee benefits were $12.9 million and $13.3 million during the nine months ended September 30, 2019 and 2018, respectively. The decrease in salaries and benefits during the nine months ended September 30, 2019 is primarily due to reduced share-based compensation expense related to restricted stock grants to management, partially offset by higher salaries and benefits associated with increased headcount.

Legal and Professional Fees

Legal and professional fees were $0.4 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively. This decrease is primarily due to the non-recurrence of litigation-related expenses incurred in 2018.

Legal and professional fees were $2.1 million and $1.3 million during the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily due to an increase in legal and consulting fees related to the negotiation and amendment of the asset management agreement.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively. This increase is primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we brought certain IT functions in-house, partially offset by lower travel costs during 2019.

General and administrative expenses were $3.0 million and $2.8 million during the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we bring certain IT functions in-house, partially offset by lower travel costs during 2019.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $(1.1) million compared to $0.7 million during the three months ended September 30, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange (the “NYSE”).

The change in fair value of Front Yard common stock was $4.6 million compared to $(1.6) million during the nine months ended September 30, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the NYSE.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0.2 million for each of the three-month periods ended September 30, 2019 and 2018, and $0.7 million for each of the nine-month periods ended September 30, 2019 and 2018. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $21.6 million and short-term investments of $1.0 million compared to cash and cash equivalents of $27.2 million and short-term investments of $0.6 million as of December 31, 2018. The reduction in the cash and cash equivalents in 2019 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. At September 30, 2019, we also had $18.8 million in Front Yard common stock, an increase from $14.2 million as of December 31, 2018, due solely to the increase in Front Yard’s stock price during the first nine months of 2019. We also continue to generate asset management fees from Front Yard under the Amended AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since we are continuing to generate asset management fees under the AMA and receive dividend income on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

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

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption prices, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have been managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To that end, we have ceased repurchasing shares of our common stock and do not intend to resume any such repurchases until we reconsider the issue after the first potential March 2020 redemption date for our Series A Preferred Stock.

As previously disclosed, we are also considering other measures to deal with the possible optional redemption of shares of our Series A Preferred Stock, including engaging in negotiations with the holders thereof to buy back such shares at a substantial discount to the redemption price and/or modify the terms of the Series A Preferred Stock. There is no certainty as to whether any such negotiations will lead to an agreement with such holders to buy back or modify the terms of the Series A Preferred Stock or, if there were such an agreement, what the terms of such agreement would be. We do not intend to disclose any information with respect to the existence or status of any such negotiations, or to otherwise update this paragraph, until either an agreement with such holders is announced or we are no longer considering or engaging in any such negotiations.

Treasury Shares

At September 30, 2019, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(4,823)	$(3,078)
Net cash (used in) provided by investing activities	(569)	269
Net cash used in financing activities	(201)	(346)
Net change in cash and cash equivalents	$(5,593)	$(3,155)

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of investments in short-term investments, partially offset by proceeds from the maturities of short-term investments. Net cash provided by investing cash flows during the nine months ended September 30, 2018 consisted primarily of proceeds from the maturities of short-term investments, partially offset by investments in short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2019 primarily related to shares withheld for taxes upon vesting of restricted stock. Net cash used in financing activities for the nine months ended September 30, 2018 primarily related to shares withheld for taxes upon vesting of restricted stock and repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material updates since our quarterly report on Form 10-Q for the second quarter of 2019; therefore, we are restating the description of the previously reported matter below:

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

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We continue to generate all of our revenues from Front Yard, as Front Yard is our principal client. As part of the negotiations of the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the AMA. The new termination provisions replaced the terms of the Former AMA that enabled Front Yard to terminate AAMC following a Front Yard “change of control” or certain other customary termination events without paying a termination fee payable to AAMC. As partial consideration for the new management fee terms and termination fee provisions in the Amended AMA, Front Yard was given the ability to terminate the Amended AMA at any time and for any reason. In the event Front Yard, as our primary source of revenues, were to terminate the Amended AMA, subject to a 180-day notice period, it is possible that the management fees we earn under the Amended AMA could be reduced, during a Front Yard transition period at the option of Front Yard of up to on-year, to our costs in providing the transition services. Following any transition period, our management fees would reduce to $0. In addition, a portion of the Termination Fee (as defined in the

Amended AMA), up to 50% of such fee, could be payable to AAMC in stock of Front Yard over up to nine months following such termination. To the extent Front Yard pays a portion of the Termination Fee in Front Yard stock, we would be subject to the market risks related to Front Yard or any successor entity. To the extent we are unable to develop any new businesses or obtain any additional asset management clients following a termination by Front Yard, our results of operations and financial condition would be materially adversely affected.

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

The terms of our outstanding 250,000 shares of Series A Preferred Stock may require us to take certain actions adverse to us and/or make payments to the holders of such shares in connection with potential Series A Preferred Stock redemptions, the first of which could occur in March 2020. Any potential negotiation efforts with the holders of such Series A Preferred Stock could be unsuccessful or untimely.

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

If holders of the Series A Preferred Stock were to exercise their rights to require us to redeem their shares of Series A Preferred Stock and we do not have funds legally available to pay the full redemption prices, our obligation to make such payment at such time would be limited by reference to the number of shares as to which redemption notices are validly delivered and the amount of funds legally available therefor. If, as we expect, the amount of such funds is insufficient to satisfy all redemptions, we do not expect to be able to increase such funds in any material amount, if at all, by raising debt or equity capital or taking other actions. Accordingly, we have been managing our cash in expectation of receiving redemption notices, subject to the needs of our ongoing business, including the maintenance of adequate working capital to run our business. To the extent that we are required to make redemption payments, even though such payments would be limited to funds legally available therefor, any such payments would reduce our liquidity and capital resources, which could have a material adverse effect on our ability to run our business, generate new revenue streams and attract and retain employees.

As previously disclosed, we are also considering other measures to deal with the possible optional redemption of shares of our Series A Preferred Stock, including engaging in negotiations with the holders thereof to buy back such shares at a substantial discount to the redemption price and/or modify the terms of the Series A Preferred Stock. There is no certainty as to whether any such negotiations will lead to an agreement with such holders to buy back or modify the terms of the Series A Preferred Stock or, if there were such an agreement, what the terms of such agreement would be. If we are unsuccessful in any such negotiations with the holders of the Series A Preferred Stock, such shares would remain outstanding for the applicable redemption dates or potentially subject us to claims by the holders of such shares, each of which could have a material adverse effect on us.

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

3.2
Second Amended and Restated Bylaws of Altisource Asset Management Corporation adopted on July 24, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019).

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

Altisource Asset Management Corporation
Date:	November 6, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer