Form 10-K
period 2019-12-31
Altisource Asset Management Corp
filed 2020-02-28
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36063

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

UNITED STATES VIRGIN ISLANDS	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 Tamarind Reef
Christiansted, United States Virgin Islands 00820
(Address of principal executive office)

(340) 692-0525
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, par value $0.01 per share	AAMC	NYSE American

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $8.2 million, based on the closing share price as reported on the New York Stock Exchange on June 28, 2019 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 21, 2020, 1,618,800 shares of our common stock were outstanding (excluding 1,308,424 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2020 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Asset Management Corporation
December 31, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	the likelihood that Front Yard (or its successor) will terminate our asset management agreement with Front Yard upon consummation of a merger to which Front Yard agreed on February 17, 2020;

•	our ability to develop and implement new businesses or, to the extent such businesses are developed, our ability to make them successful or sustain the performance of any such businesses;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate returns in amounts that would enable our management fees to increase;

•	our ability to obtain additional asset management clients;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•	our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•
developments in the litigation regarding our redemption obligations under the Certificate of Designations of our Series A Convertible Preferred Stock (the “Series A Shares”), including our ability to obtain declaratory relief confirming that we are not obligated to redeem any of the Series A Shares on the upcoming March 15, 2020 redemption date if we do not have funds legally available to redeem all, but not less than all, of the Series A Shares requested to be redeemed on that redemption date;

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

During the second quarter of 2019, Front Yard commenced a strategic alternatives review process designed to maximize its stockholder value. In light of this process, we appointed a new Co-Chief Executive Officer on January 13, 2020 to serve as an additional resource for us and to be responsible for implementing new business. Our potential new businesses are in the development stage under the leadership and direction of our new Co-Chief Executive Officer and may include asset management services, investments in real estate related assets or other businesses that leverage the experience of our new Co-Chief Executive Officer and our real estate asset acquisition and portfolio management teams. Our incumbent Co-Chief Executive Officer has continued to focus on the business of Front Yard and the completion of its strategic alternatives review.

On February 17, 2020, Front Yard's strategic alternatives review was completed, culminating in Front Yard's entry into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Amherst Single Family Residential Partners VI, LP (“Amherst”), providing for the acquisition of Front Yard by Amherst (the “Merger”). The Merger is expected to close in the second quarter of 2020, subject to the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions. If notice of termination of the Amended AMA is given upon the consummation of the Merger, a termination fee of approximately $46.3 million would become payable to us upon the effective date of such termination. Such termination fee would be payable, at Front Yard's option, in either (i) a lump sum on the effective date of the termination or (ii) one half on the effective date of the termination with the remainder due in equal installments on each of the six-, nine- and twelve-month anniversaries thereafter. We would also continue to receive management fees under the Amended AMA through the 180-day notice period of termination. We expect that such termination fee, in conjunction with our current assets, would be used in the development and implementation of new businesses.

For information on the potential risks to AAMC in relation to the Merger and potential new business initiatives, see “Item 1A. Risk Factors.”

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

Asset Management Agreement with Front Yard

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which we were the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Former AMA provided for a fee structure in which we were entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that became rental properties for the first time during each quarter.

On May 7, 2019, we entered into an amended and restated asset management agreement with Front Yard (the “Amended AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee.

Pursuant to the Amended AMA, we design and implement Front Yard's business strategy, administer certain of its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) implementing the investment criteria in Front Yard's investment policy approved by its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties and REO properties; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. If the Amended AMA were terminated by Front Yard, our financial position and future prospects for revenues and growth would be materially adversely affected.

The Amended AMA may be terminated without cause (i) by Front Yard (including any successor of Front Yard) for any reason, or no reason, or (ii) by Front Yard or us in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA is terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard shall pay a termination fee (the “Termination Fee”) to us in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the effective date of the Amended AMA). Upon any such termination by Front Yard, Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from us. Front Yard also has the option to continue to utilize the services of AAMC for a transition period of up to one year following the effective date of termination of the Amended AMA at cost not to exceed $3,584,000 per quarter.

For more information on these asset management agreements, please see Note 6 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Our Business Strategy

Our business strategy is to (i) provide asset management services to Front Yard in a manner that builds long-term value and a stable income stream for Front Yard's stockholders while generating management fees to AAMC and (ii) to develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

Front Yard's Business Strategy

We are committed to assisting Front Yard in executing its strategy of being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for its investors. We have guided significant growth in Front Yard's portfolio of SFR properties in recent years. The internalization of Front

Yard's property management function, under our management, has provided Front Yard with additional opportunities to deliver an excellent tenant experience and manage its rental homes efficiently and in line with its key operating targets.

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

Front Yard's Acquisition Strategy

Through the judicious use of cash under our management, Front Yard's strong financing relationships and the sale of non-core assets, Front Yard has capitalized on opportunities to buy large portfolios and smaller pools of stabilized rental homes and individual residential properties at attractive yields. We have been successful in our pursuit of this strategy on Front Yard's behalf to date, having increased Front Yard's SFR portfolio to approximately 14,500 homes at December 31, 2019 from approximately 3,000 at December 31, 2015. Front Yard may continue to opportunistically source, bid on and acquire SFR properties that meet its targeted metrics under our management in the future.

Scalable Internal Property Management Platform

Front Yard has an efficient, scalable internal property management platform that provides tenants with excellent service and allows Front Yard to benefit from economies of scale. Front Yard now has direct, internally managed control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which will enhance its ability to control costs and generate long-term returns to its stockholders. As of December 31, 2019, Front Yard had 220 employees who serviced homes in 29 MSAs across 19 states, and Front Yard works directly with over 300 vendors providing services to its homes with capacity to process over 500 turns per month.

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

•
Extensive Internal Property Management Infrastructure. With the internal property manager and the support of its nationwide vendor networks, we believe that Front Yard is well positioned to operate and manage SFR properties across the United States at an attractive cost structure. Front Yard has an excellent, experienced property management team with a successful track-record of internal property management operations that enables Front Yard to capitalize on additional opportunities to enhance its tenants’ experience and improve its operating efficiency. We believe that the internal property management infrastructure provides Front Yard with a cost-efficient, scalable platform that will be a key factor in its success as it continues to grow.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of Front Yard's key strengths. Our team has a broad and deep knowledge of the real estate market with decades of experience in real estate, mortgage trading, housing, financial services and asset management. Their experience in the real estate industry brings a wealth of understanding of the markets in which Front Yard operates and can help Front Yard build its portfolio in a manner that brings attractive potential returns to its stockholders. Management and its supporting teams have expertise and extensive contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing and acquiring new SFR assets will help Front Yard to appropriately value the portfolios at the time of purchase and to operate them profitably.

Front Yard's Investment Process

We continue to provide personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, our capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. Through close collaboration with Front Yard's internal property management team, we are able to source and acquire properties that fit Front Yard's investment strategy and integrate well with Front Yard's property management infrastructure. This expertise and coordination has enabled us to strategically grow Front Yard's SFR portfolio at December 31, 2019 to approximately 14,500 homes, the majority of which were stabilized rentals at the time of acquisition.

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

Front Yard's Investment Committee and Investment Policy

We conduct substantially all of the investment activities on behalf of Front Yard pursuant to the Amended AMA. Front Yard’s Board of Directors has adopted a broad investment policy designed to facilitate our management of Front Yard’s capital and assets and our maintenance of an investment portfolio profile that meets Front Yard’s objectives. We report to Front Yard’s Investment Committee, whose role is to act in accordance with the investment policy and guidelines approved by Front Yard’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provides that we can facilitate Front Yard’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate assets. We are also authorized, on behalf of Front Yard, to offer leases on acquired single-family residential real estate. The investment policy may be modified by Front Yard’s Board of Directors without the approval of our stockholders.

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

Employees

As of December 31, 2019, we had 109 full-time employees in the USVI, the United States, the Cayman Islands and India. The majority of our employees undertake asset management functions for Front Yard that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. The majority of our executive officers are also officers of Front Yard.

We employ a dedicated General Counsel for Front Yard. Although he is not employed by Front Yard, his primary duties are to act as Front Yard's General Counsel, and he reports to Front Yard's Board of Directors and Chief Executive Officer. Front Yard also directs and approves his compensation and reimburses us for all costs associated with his employment.

Subsequent to the consummation of the Merger by Front Yard, we expect that certain of our employees may become direct employees of Front Yard or its successor, and our headcount may be reduced to levels necessary to develop and implement new business.

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

Front Yard's Competition

Front Yard faces competition from various sources for the acquisition of SFR properties. Front Yard's competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, Front Yard relies upon the substantial industry expertise of our management team and its coordination with the internal property management team in determining the optimal markets to purchase homes. We believe our relationship with Front Yard and the terms of the Amended AMA provide Front Yard with a competitive advantage and help Front Yard assess the investment risks and determine appropriate pricing. We expect Front Yard's current focus on directly acquiring SFR properties in our preferred market segments will continue to allow Front Yard to compete more effectively for attractive investment opportunities. Front Yard's competitive position is also reliant on the management team and experienced personnel at its newly acquired internal property manager. We believe Front Yard's internal property management platform has been built for scale and will enable Front Yard to capitalize on additional opportunities to enhance its tenants’ experience and improve its operating efficiency for its entire portfolio as it grows. However, there can be no assurance that Front Yard will be able to achieve its business goals or expectations due to the competitive pricing and other risks that it faces. Front Yard's competitors may have greater resources and access to capital and higher risk tolerances than Front Yard, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Risks Related to Our Business

Because we derive our revenues from Front Yard pursuant to the Amended AMA, any termination of the Amended AMA could be materially detrimental to us as well as our financial condition and prospects. The entry by Front Yard into the Merger Agreement on February 17, 2020 makes the termination of the Amended AMA more likely in the near term.

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We continue to generate all of our revenues from Front Yard, as Front Yard is our principal client. In the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the AMA. The new termination provisions replaced the terms of the Former AMA that enabled Front Yard to terminate AAMC following a Front Yard “change of control” or certain other customary termination events without paying a termination fee to AAMC. As partial consideration for the new management fee terms and termination fee provisions in the Amended AMA, Front Yard was given the ability to terminate the Amended AMA at any time and for any reason. In the event Front Yard, as our primary source of revenues, were to terminate the Amended AMA, subject to a 180-day notice period, it is possible that the management fees we earn under the Amended AMA could be reduced, during a Front Yard transition period at the option of Front Yard of up to on-year, to our costs in providing the transition services. Following any transition period, our current management fees would reduce to $0. In addition, up to 50% of the Termination Fee (as defined in the Amended AMA) could be payable to AAMC in cash and/or stock of Front Yard over up to twelve months following such termination. To the extent Front Yard pays a portion of the Termination Fee in stock, we would be subject to the market risks related to Front Yard or any successor entity. To the extent we are unable to develop any new businesses or obtain any additional asset management clients following a termination by Front Yard, our results of operations and financial condition would be materially adversely affected.

On May 21, 2019, following the settlement of a proxy contest, Front Yard announced that it had refreshed its board of directors and formed a special committee to explore strategic alternatives, including without limitation, a potential internalization of the asset management function, potential termination of AAMC and the potential sale of Front Yard. On February 17, 2020, Front Yard entered into the Merger Agreement with Amherst, pursuant to which Amherst will acquire Front Yard in a closing likely to occur in the second quarter of 2020. It is, therefore, likely that Amherst could terminate the Amended AMA, potentially in the short term. If AAMC were to be terminated, the notice of termination would likely be given on the date the Merger is consummated, and such termination would likely become effective 180 days after such termination notice, or potentially sooner if AAMC agrees to an earlier termination.

Upon the effective date of the termination of the AMA, Amherst could determine to pay the termination fee of approximately $46.3 million in either a lump sum on the effective date or one-half of the termination fee on the effective date, with the other half payable in equal installments on each of the six-, nine- and twelve-month anniversaries thereof. The Amended AMA also provides Front Yard (or its successor) with the ability to terminate the Amended AMA for “Cause” (as defined in the Amended AMA), in which case no termination fee would be payable to AAMC. To the extent Amherst terminates the Amended AMA for Cause or to the extent Amherst were to opt to pay the termination fee over time, any delay or reduction of the payment of the termination fee could have a material adverse effect on our financial condition and prospects. AAMC may not be able to replace the lost revenues from Front Yard with a revenue stream from alternative sources on a timely basis or at all, which would have a material, adverse effect on us.

Holders of our Series A Convertible Preferred Stock (“Series A Shares”) have given us purported notices under the Certificate of Designations of the Series A Shares (the “Certificate”) to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. If we are unable to obtain declaratory relief to confirm that we have no obligation to redeem the Series A Shares because we do not have funds legally available therefor, we may be required to pay damages or redeem a portion of the Series A Shares, which could materially and adversely affect our ongoing business and liquidity.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, under the terms of the Certificate, we do not believe that we are obligated to redeem any of the Series A Shares under the Certificate, and, consistent with the exclusive forum provisions of our Third Amended and Restated Bylaws, we have filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Item 1. Business.” If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives, and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

We have a limited operating history. Due to the Merger Agreement entered into by Front Yard on February 17, 2020 and its potential effects on us, if we are unable to timely develop and implement new businesses as planned, we will be materially and adversely affected.

We commenced operations in 2012, and our business model has been relatively untested and evolving. Businesses like ours that have a limited operating history and a limited client base present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital or develop additional revenue streams to implement our business model. Because we have utilized the substantial majority of our resources in the management of Front Yard, as our primary client, we have been unable to develop and implement significant new or alternative business revenue streams. There can be no assurance that our business will be profitable or that, to the extent that new business are implemented, they will be sustainable. The earnings potential of our current and any proposed businesses is unproven, and the absence of an operating history, particularly in any new businesses, makes it difficult to evaluate our prospects.

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

Front Yard may require additional working capital to implement its investment strategies and may need to utilize a variety of funding sources to provide sufficient capital to effectively carry out Front Yard’s (and Amherst’s) business plan through any termination of the Amended AMA. We will have significant responsibilities in advising Front Yard on its ability to obtain and deploy such capital. Front Yard may utilize various sources of liquidity, including, without limitation, accessing the capital markets to issue debt or equity securities; engaging in collateralized or other borrowings, including repurchase agreements and warehouse facilities from third party banks; or entering into securitization transactions, all or any of which may not be available or have terms that are not cost effective, therefore having an adverse impact on Front Yard's financial performance. Front Yard currently is our primary customer. The loss of this key financing source, customer or its failure to pay us would adversely affect our revenues, results of operation and financial condition. We may not be able to obtain additional clients on acceptable terms or at all. Therefore, we may be unable to reduce our reliance on Front Yard for management fees.

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

We are highly dependent upon the continued services and experience of our senior management team to, among other things, continue providing services to Front Yard under the Amended AMA, develop and implement of our growth strategies and maintain and develop our client relationships. In the event that, for any reason, we are unable to retain our key personnel, it may be difficult for us to secure suitable replacements on acceptable terms. Following the Merger and any termination of the Amended AMA, it is possible that we could lose some or a majority of our senior management team, either through them leaving after termination of the Amended AMA to work for the successor to Front Yard or departing to accept other opportunities. Neither Front Yard nor its successor in the Merger are entitled to solicit or hire our employees until the Amended AMA is actually terminated, but it is possible that AAMC and Front Yard (or its successor) could agree to terminate the Amended AMA earlier than 180 days after notice of termination is given. In the event a significant portion of our senior management team departs, we may not be able to replace them on a timely basis or at all, which would adversely impact the development and implementation of our growth strategies and/or the consummation of new businesses, thereby adversely impact our financial condition.

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

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day activities, most services of which were provided through a former related party as our technology provider until we internalized our technology infrastructure in August 2019. In the period leading up to the transition of technology in-house, we developed our own technology infrastructure, which is based on the cloud and a new security system outsourced to a new third-party information security provider. Our current technology infrastructure is relatively new and is continuing to be developed. Although we continue to utilize a sophisticated information technology systems and network infrastructure provided by a third-party that has significant experience, our internal technology systems are vulnerable to interruption by fire, loss, system malfunction and other events that are beyond our control. Systems interruptions could reduce our ability to provide our services and could have an adverse effect on our operations and financial performance, and we may not be able to completely rely on the cloud-based systems and infrastructure that we have designed to reduce the risk of interruption. Our inability to replace or successfully replicate these information services from a third party or develop them internally could have an adverse impact on our business and results of operations.

Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.

We are incorporated under the laws of the USVI and are headquartered in the USVI. The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a thirty-year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% tax credit on USVI-source income so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.

Our USVI operations may become subject to United States federal income taxation.

Our parent company is incorporated under the laws of the USVI and intends to operate in a manner that will cause us to be treated as not engaging in a trade or business within the United States, which will cause us to be exempt from current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that we are engaged in a trade or business within the United States.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2019, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

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

The majority of our executive officers is also an executive officer of Front Yard and has interests in our relationship with Front Yard that may be different than the interests of our stockholders. As a result, they may have obligations to us and Front Yard and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and Front Yard. In particular, these individuals have a direct interest in the financial success of Front Yard that may encourage these individuals to support strategies in furtherance of the financial success of Front Yard that could potentially adversely impact us.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to, the following:

•	variations in actual or anticipated results of our operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of by securities analysts;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships with Front Yard or others;

•	failure of Front Yard's internal property manager to provide effective and cost-efficient property management services;

•	actual or anticipated accounting problems;

•	regulatory actions;

•	lack of liquidity;

•	changes in the financial condition or stock price of Front Yard;

•	an inability to develop or obtain new businesses or client relationships, respectively;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the NYSE American;

•	failure of Front Yard to qualify or maintain qualification as a REIT;

•	failure of Front Yard to maintain its exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of our key personnel.

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

Risks to Us Related to Front Yard’s Business Risks and Operating Performance

Front Yard is our primary source of revenue and will drive our potential future growth. Unless and until our Amended AMA with Front Yard or its successor is terminated, any risk associated with Front Yard's business that would adversely affect its ability to generate revenue and pay distributions to its stockholders is a risk to our business, as our revenues, results of operations and financial condition significantly depend upon the management fees paid to us by Front Yard. Any risk that ultimately adversely affects Front Yard could adversely affect the revenues we can generate under the asset management agreement, our results of operations and our financial condition. The risks related to Front Yard’s business, which can also be reviewed by investors in Front Yard’s Annual Report on Form 10-K for the year ended December 31, 2019 and Front Yard’s other filings with the SEC, are provided below.

Front Yard has a limited and evolving operating history. If Front Yard is unable to implement its business strategy as planned, it will be materially and adversely affected.

Front Yard commenced operations approximately seven years ago, and its business model is relatively untested and evolving. Businesses like Front Yard’s that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict Front Yard’s results of operations, financial condition and cash flows. Front Yard only began to generate residential rental revenue during 2013, and its historical financial results have been partially attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to its acquisition strategy and evolving market conditions, Front Yard has not completed any residential mortgage loan portfolio acquisitions since December 2014, Front Yard do not anticipate further acquisitions of such loans. There can be no assurance, however, that Front Yard will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

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

As a result of the foregoing developments, results from prior periods are not necessarily indicative of Front Yard's results for any future period, and Front Yard may not have sufficient additional capital to implement its business model. The earnings potential of Front Yard's business is unproven, and Front Yard's limited operating history makes it difficult to evaluate Front Yard's prospects. We may not be able to implement Front Yard's business strategy as planned, which could materially and adversely affect us.

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

Front Yard's success has been, and may continue to be, largely dependent on its ability use its remaining free capital or to raise equity capital and obtain debt financing to increase the size of its rental portfolio, manage its existing assets and generate attractive stockholder returns. Front Yard requires significant financial resources and relies on cost-effective leverage to maintain its obligations under its debt facilities and to continue to acquire portfolios of SFR properties. If Front Yard is unable to continue to raise equity capital, leverage its portfolio through financing facilities with optimal costs of debt or if Front Yard's leverage ratios are too high, its current portfolio and cash from operations may become inadequate to meet its financial obligations.

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

There can be no assurance that Front Yard will be able to successfully operate its business or generate sufficient cash to make distributions to its stockholders. Front Yard's ability to make or sustain distributions to its stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy its investment strategy and its success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to its SFR and REO properties; Front Yard's relatively new internal property management platform and its ability to accommodate growth; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in Front Yard’s SFR portfolio; its ability to sell its remaining non-rental REO properties and mortgage loans on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that Front Yard will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of its investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of Front Yard's investment strategy.

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

Front Yard's financing agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that the SFR properties and other assets that collateralize these facilities require specific activities to be performed at specific points in time in order to preserve value. Front Yard's inability to comply with the terms and conditions of these agreements could materially and adversely impact it. In addition, Front Yard's outstanding financing agreements contain, and we expect any future financing agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer and property manager termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. Because Front Yard's financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under its other agreements to also declare a default. Any losses Front Yard incurs on its repurchase and other financing agreements could materially and adversely affect Front Yard.

Front Yard has utilized term financing arrangements, loan agreements, repurchase agreements, seller financing arrangements and securitization transactions to finance its portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which may have similar risks to other financing agreements, including, but not limited to, covenant compliance, events of default, acceleration and margin calls.

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

Front Yard currently utilizes non-recourse long-term financing for certain of its investments and intends to continue to do so if, and to the extent, available. In such structures, Front Yard's lenders typically have only a claim against the assets collateralizing the debt rather than a general claim against Front Yard as an entity, subject to certain exceptions. In addition, long-term financing structures may offer significantly less flexibility to refinance or terminate on cost-effective terms or at all and, as a result, could make it more difficult for Front Yard to capitalize on changes in market conditions, including the availability of less expensive debt. In the event it is unable to renew or refinance existing long-term facilities, Front Yard may increase its reliance on short-term facilities, which would likely be recourse to Front Yard as an entity.

Front Yard may also continue to finance its investments with relatively short-term facilities until a sufficient portfolio is accumulated. If Front Yard is unable to renew, refinance or obtain new long-term and/or short-term facilities, it may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. In such an event, Front Yard's overall results of operations and financial condition would be materially adversely impacted.

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

Front Yard utilizes repurchase agreement financing structures, and such structures expose Front Yard to risks that could result in losses.

Front Yard has leveraged certain of its investments to date through its repurchase agreements. When Front Yard enters into any repurchase agreement, it may sell residential properties or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to Front Yard at the end of the term of the transaction. Because the cash Front Yard receives from the lender when it initially sells the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to Front Yard, it could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require Front Yard to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, Front Yard may be required to liquidate assets at a disadvantageous time, which could cause Front Yard to incur losses. In the event Front Yard is unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to Front Yard.

Front Yard may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

Front Yard's variable rate debt and interest rate caps are currently indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is impossible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or other reforms to LIBOR that may be enacted. In April 2018, the Federal Reserve Bank of New York commenced publishing the Secured Overnight Financing Rate (“SOFR”), an alternative reference rate proposed by the Alternative Reference Rates Committee (“ARRC”), a group of major market participants convened by the U.S. Federal Reserve, with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR and/or changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on Front Yard's variable rate debt or strike rates on Front Yard's interest rate caps that are indexed to LIBOR may be determined using various alternative methods, any of which may result in interest obligations that are more or less than or do not otherwise correlate over time with the payments that would have been made on such debt or received on such interest rate caps if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on Front Yard's financing costs, and, to the extent Front Yard's interest rate cap arrangements cannot adequately protect against all such possibly adverse consequences, such proposals or consequences could adversely affect Front Yard's financial condition, operating results and cash flows.

Front Yard's failure to effectively perform property management functions or to effectively manage its expanded portfolio and operations could materially and adversely affect Front Yard.

Prior to Front Yard's acquisition of HavenBrook Partners, LLC (“HavenBrook” or its “internal property manager”), Front Yard had relied on third parties to provide property management services for the properties in its SFR portfolio. As a result, prior to August 8, 2018, Front Yard did not have direct experience operating its own property manager. If Front Yard's internal property manager is unable to effectively perform property management services at the level and/or the cost that we expect, or if Front Yard fails to allocate sufficient resources to meet their property management needs, it would adversely affect Front Yard's performance. Through HavenBrook, Front Yard will have direct responsibility for the management of the properties in its SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants. In addition, Front Yard will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to its homes, tenants and prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit Front Yard's ability to increase rental rates. Front Yard has limited experience operating its own property manager, and it is difficult to evaluate its potential future performance.

Front Yard's ability to perform the property management services will be affected by various factors, including, among other things, its ability to maintain sufficient personnel and retain key personnel and the number of its SFR properties that it will manage. Increases in the number of properties Front Yard internally manages have required Front Yard to hire a large number of additional qualified personnel. No assurance can be made that Front Yard will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into its organization.

Although we expect that the the utilization of HavenBrook as an internal property manager will result in certain benefits for Front Yard, there can be no assurance regarding when or the extent to which Front Yard will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. Front Yard's future success will depend, in part, upon our ability to successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance Front Yard's expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Front Yard's inability to effectively perform the property management services on its properties or to effectively manage its expanded portfolio and operations could materially adversely affect Front Yard's business, financial results and share price.

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

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect Front Yard.

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

Front Yard's assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which Front Yard has a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect Front Yard. Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of Front Yard's portfolio by geography, SFR property characteristics and/or tenant demographics. Such concentration could increase the risk of loss to Front Yard if the particular concentration in its portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties or tenants are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of its investments. A material decline in the demand for single-family housing or rentals in the areas where Front Yard owns assets may materially and adversely affect Front Yard. Lack of diversification can increase the correlation of non-performance and foreclosure risks among Front Yard's investments.

Short-term leases of residential property expose Front Yard more quickly to the effects of declining market rents.

We anticipate that a majority of Front Yard's leases to tenants of SFR properties will be for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate Front Yard's rental revenues will be affected by declines in market rents more quickly than if its leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because Front Yard has a limited operating history, its tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

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

Front Yard's SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Front Yard's competitors’ properties may be better quality, in a more desirable location or have leasing terms more favorable than Front Yard can provide. In addition, Front Yard's ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given Front Yard's significant competition, we cannot assure you that it will be successful in acquiring or managing SFR properties that generate favorable returns.

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

A significant number of Front Yard's SFR and non-rental REO properties may be part of homeowners’ associations. Front Yard and its renters will be subject to the rules and regulations of such homeowners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of Front Yard's properties may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern Front Yard's properties may enact onerous or arbitrary rules that restrict Front Yard's ability to renovate, market or lease its SFR properties or require it to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause Front Yard to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and Front Yard may have renters who violate these HOA rules for which Front Yard may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern its properties may not make important disclosures or may block Front Yard's access to HOA records, initiate litigation, restrict its ability to sell, impose assessments or arbitrarily change the HOA rules. Front Yard may be unaware of or unable to review or comply with certain HOA rules before acquiring a property, and any such excessively restrictive or arbitrary regulations may cause Front Yard to sell such property, if possible, prevent it from renting such property or otherwise reduce its cash flow from such property. Any of the above-described occurrences may materially and adversely affect Front Yard.

Front Yard relies on information supplied by prospective tenants in managing its business.

Front Yard relies on information supplied by prospective tenants in their rental applications as part of its due diligence process to make leasing decisions, and Front Yard cannot be certain that this information is accurate. In particular, Front Yard relies on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to Front Yard at the time it evaluates a prospective tenant, and Front Yard does not require tenants to provide updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, Front Yard will use it to evaluate the overall average credit characteristics of its portfolio over time. If tenant-supplied information is inaccurate or Front Yard's tenants’ creditworthiness declines over time, Front Yard may make poor leasing decisions and its portfolio may contain more credit risk than it believes.

Difficulties in selling REO properties and other non-core assets could limit Front Yard's flexibility and/or harm its liquidity.

Federal tax laws may limit Front Yard's ability to earn a gain on the sale of its properties if it is found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect its willingness to sell REO properties under favorable conditions or if necessary for funding purposes. Front Yard typically contributes REO properties that will not meet its rental profile to its taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, Front Yard's REO properties that it intends to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in Front Yard's markets may limit its ability to either sell properties that it deems unsuitable for rental or change or reduce the REO properties in its portfolio promptly in response to changes in economic or other conditions. Front Yard's failure to sell or delays in selling its REO properties could potentially cause a strain on its liquidity, and it may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect Front Yard's financial condition.

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

We rely heavily on models and data, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value Front Yard's assets or potential investments and also in connection with performing due diligence on Front Yard's investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, Front Yard may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.

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

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of Front Yard's investments. A prolonged recession and a slow recovery could materially and adversely affect Front Yard as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for SFR properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate, which may be accentuated since we expect Front Yard to generally have rent terms of one year;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates and availability and terms of debt financing; and

•	economic conditions that could cause an increase in Front Yard's operating expenses such as increases in property taxes, utilities and routine maintenance.

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

It is possible that governmental authorities may exercise eminent domain to acquire land on which Front Yard's properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow Front Yard to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in Front Yard's markets. Any of these events can cause a material loss to Front Yard.

Front Yard is now exposed to labor and employment risks to which it has not historically been exposed.

Prior to the HB Acquisition, Front Yard had no employees of its own. With the completion of the HB Acquisition, Front Yard now has employees of its own managing the internal property management function. As an employer, Front Yard is now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, Front Yard bears the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for its employees.

Front Yard is subject to the risks of securities laws liability and related civil litigation.

Front Yard may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded. There can be no assurance that any settlement or liabilities in such action or any future lawsuits or claims against Front Yard would be covered or partially covered by its insurance policies, which could have a material adverse effect on Front Yard's earnings in one or more periods. The range of possible resolutions in relation to any such lawsuits or claims could include determinations and judgments against Front Yard or settlements that could require substantial payments by Front Yard, including the costs of defending such suit, which could have a material adverse effect on Front Yard's financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against Front Yard could have an adverse effect on its business, financial condition and/or operating results.

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

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against Front Yard or may lobby state and local legislatures to pass new laws and regulations to constrain Front Yard's business operations. If they are successful in any such endeavors, they could directly limit and constrain Front Yard's business operations and impose on Front Yard significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect Front Yard.

Security breaches and other disruptions could compromise Front Yard's and/or our information systems and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of Front Yard's and our business, we or our external service providers may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of Front Yard's prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect Front Yard and/or us.

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

Front Yard will be responsible for property taxes for its SFR properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If Front Yard fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect Front Yard's yield from rental properties. Any such occurrence may materially and adversely affect Front Yard.

Front Yard's concentrations of credit risk could have a material adverse effect on us.

Front Yard maintains cash and cash equivalent investments and restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2019, substantially all of Front Yard's cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause the insolvency of a financial institution at which we hold a material portion of Front Yard's cash and cash equivalents and restricted cash in excess of amounts subject to FDIC deposit insurance would have a material adverse effect on Front Yard's financial condition and results of operations.

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

If Front Yard is deemed to be an investment company under the Investment Company Act, it would have significant adverse consequences to Front Yard.

Front Yard does not intend or expect to be an investment company under the Investment Company Act Investment Company Act, since it will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, Front Yard will be primarily engaged in the business of purchasing or otherwise acquiring real estate and mortgages on real estate, specifically SFR assets. To the extent that the SEC determines that Front Yard is in fact an investment company, Front Yard intends to rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses: . . .(C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity's be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by Front Yard of non-real estate assets without the acquisition of substantial real estate assets could cause Front Yard to meet the definitions of an “investment company.” If Front Yard is deemed to be an investment company, Front Yard may be required to register as an investment company if it is unable to dispose of the disqualifying assets, which could have a material adverse effect on Front Yard.

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

In addition, the Amended AMA provides that Front Yard can terminate AAMC for “Cause,” without payment of a termination fee to AAMC, if Front Yard fails to maintain qualification as a REIT unless Front Yard’s board of directors makes its own determination to cease qualification as a REIT and instructs AAMC to do so. Any termination of us by Front Yard for failure to maintain its qualification as a REIT would result in our loss of a termination fee, currently set at approximately $46.3 million, would materially adversely affect our financial condition and prospects.

Front Yard's tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans that Front Yard previously owned involves risk.

Prior to Front Yard's divestiture of its remaining mortgage loans in 2019, it did not accrue interest or market discount income on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, Front Yard could be subject to entity level excise tax as a result of “deficiency dividends” that it would have been required to pay to its stockholders at the time of such an adjustment to its income in order to maintain its qualification as a REIT.

Compliance with REIT requirements may cause Front Yard to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return.

To qualify as a REIT, Front Yard is required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of its assets, its financing, hedging and investment strategies, the ownership of its stock and amounts it distributed to its stockholders. Compliance with the REIT requirements may preclude Front Yard from certain financing or hedging strategies or cause it to forego otherwise attractive opportunities which may hinder or delay its ability to meet its investment objectives and reduce your overall return. For example, Front Yard may be required to pay distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution.

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

From time to time, Front Yard may be forced to sell properties that do not meet its investment objectives or it may need to sell properties, mortgage loans or other assets either because they do not meet its rental portfolio objectives or to satisfy its REIT distribution requirements. In general, to prevent even the appearance of acting as a “dealer,” REITs do not sell residential assets out of the REIT itself. Rather, taxable REIT subsidiaries are utilized for that purpose. Were we to purchase real estate assets with a view toward re-selling them, it could be considered a “dealer” of real estate, which could cause Front Yard to fail to meet its REIT requirements or such sales could be considered “prohibited transactions.” Because Front Yard has historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that it purchased as part of all-or none portfolios that are not acceptable for its portfolio and necessary to sell. Typically, Front Yard contributes REO properties that it determines will not meet its rental portfolio criteria to its taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. The IRS may deem one or more sales of Front Yard's properties to be “prohibited transactions.” If the IRS takes the position that Front Yard has engaged in a “prohibited transaction” (i.e., if Front Yard sells a property held by us primarily for sale in the ordinary course of our trade or business), then any gain it recognizes from such sale would not disqualify Front Yard as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that Front Yard will be able to qualify for the safe harbor. Front Yard does not intend to hold property for sale in the ordinary course of business; however, there is no assurance that its position will not be challenged by the IRS especially if it makes frequent sales or sales of property in which it has short holding periods.

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

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2019 and through the date of this Annual Report on Form 10-K:

Erbey Holding Corporation et al. v. Blackrock Management Inc., et al.

On April 12, 2018, a partial stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix under the caption Erbey Holding Corporation, et al. v. Blackrock Financial Management Inc., et al. The action was filed by Erbey Holding Corporation (“Erbey Holding”), John R. Erbey Family Limited Partnership (“JREFLP”), by its general partner Jupiter Capital, Inc., Salt Pond Holdings, LLC (“Salt Pond”), Munus, L.P. (“Munus”), Carisma Trust (“Carisma”), by its trustee, Venia, LLC, and Tribue Limited Partnership (collectively, the “Plaintiffs”) each on its own behalf and Salt Pond and Carisma derivatively on behalf of AAMC. The action was filed against Blackrock Financial Management, Inc., Blackrock Investment Management, LLC, Blackrock Investments, LLC, Blackrock Capital Management, Inc., Blackrock, Inc. (collectively, “Blackrock”), Pacific Investment Management Company LLC, PIMCO Investments LLC (collectively, “PIMCO”) and John and Jane Does 1-10 (collectively with Blackrock and PIMCO, the “Defendants”). The action alleges a conspiracy by Blackrock and PIMCO to harm Ocwen Financial Corporation (“Ocwen”) and AAMC and certain of their subsidiaries, affiliates and related companies and to extract enormous profits at the expense of Ocwen and AAMC by attempting to damage their operations, business relationships and reputations. The complaint alleges that Defendants’ conspiratorial activities, which included short-selling activities, were designed to destroy Ocwen and AAMC, and that the Plaintiffs (including AAMC) suffered significant injury, including but not limited to lost value of their stock and/or stock holdings. The action seeks, among other things, an award of monetary damages to AAMC, including treble damages under Section 605, Title IV of the Virgin Islands Code related to the Criminally Influenced and Corrupt Organizations Act, punitive damages and an award of attorney’s and other fees and expenses.

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

Altisource Asset Management Corporation v. Luxor Capital Group, LP, et al.

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate of Designations (the “Certificate) of AAMC’s Series A Convertible Preferred Stock (the “Series A Shares”). Under the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has filed a motion to remove the action to the U.S District Court for the Virgin Islands.

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. As described above, AAMC previously filed an action for declaratory relief to confirm its interpretation of the redemption provisions in the Certificate, and intends to vigorously defend itself against the claims by Luxor.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE American under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	2019		2018
Quarter ended	High	Low	High	Low
March 31	$39.75	$25.83	$81.60	$58.35
June 30	30.25	11.50	70.40	57.60
September 30	13.80	7.99	69.05	56.40
December 31	15.50	9.35	59.50	29.69

The number of holders of record of our common stock as of February 21, 2020 was 47. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 7 of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2019 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2019.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2019, we have approximately $31.3 million remaining that is authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2019.

We did not repurchase any shares of common stock pursuant to our share repurchase plan during the year ended December 31, 2019.

Pursuant to our equity incentive plan, we may reacquire shares of common stock tendered to satisfy the tax withholding on equity awards. During the year ended December 31, 2019, 9,596 shares were reacquired at a weighted average per share price of $25.39 pursuant to our equity incentive plan.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Total revenue	$15,762	$15,926	$18,160	$19,991	$248,099
Net loss	(2,613)	(10,876)	(6,969)	(4,935)	(3,290)
Loss per basic common share	(1.77)	(6.88)	(4.57)	(2.93)	(1.59)
Loss per diluted common share	(1.77)	(6.88)	(4.57)	(2.93)	(1.59)

	As of December 31,
	2019	2018	2017	2016	2015
Total assets	$53,248	$49,367	$60,387	$65,748	$2,518,601
Repurchase and loan agreements	—	—	—	—	763,369
Other secured borrowings	—	—	—	—	502,599

Deconsolidation of Front Yard

Prior to January 1, 2016, we concluded that Front Yard was a variable interest entity (“VIE”), and we consolidated the accounts of Front Yard in our consolidated financial statements. Effective January 1, 2016, we adopted the provisions of Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”) and performed an analysis of our relationship with Front Yard pursuant to the amended guidance. We determined that the compensation we receive in return for our services to Front Yard is commensurate with the level of effort required to perform such services and the arrangement includes customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length; therefore, Front Yard is no longer a VIE under the amended guidance. As a result, effective January 1, 2016, we no longer consolidate the accounts of Front Yard. We have applied ASU 2015-02 using the modified retrospective approach, which has resulted in a cumulative-effect adjustment to our equity on January 1, 2016. As a result, periods prior to January 1, 2016 were not impacted. The adoption effectively removed those balances previously disclosed that related to Front Yard from our consolidated financial statements and eliminated the amounts previously reported as non-controlling interests in Front Yard as a consolidated affiliate. Subsequent to adoption, our consolidated revenues consist of management fees and expense reimbursements received from Front Yard under the asset management agreements, and our consolidated expenses consist of salaries and employee benefits, legal and professional fees and general and administrative expenses.

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

Management Overview

We made substantial progress during the 2019 fiscal year towards our strategic objectives for Front Yard, including the renegotiation of the asset management agreement, the completion of the internalization of Front Yard's property management and continued disposition of Front Yard's non-core assets. Further, we appointed a Co-Chief Executive Officer on January 13, 2020 to provide an additional resource for AAMC to implement new business.

Amended Asset Management Agreement with Front Yard

On May 7, 2019, we amended and restated our asset management agreement with Front Yard. We believe the Amended AMA provides an improved fee structure that provides AAMC with the potential to grow management fee revenues while encouraging growth and performance at Front Yard, subject to certain performance thresholds and an aggregate fee cap aimed to prevent the management fees from increasing Front Yard's general and administrative expenses above industry standards, based on the size of Front Yard’s gross real estate asset base. Importantly, the Amended AMA also provides for a termination option that would, if exercised, provide an industry-standard termination fee to AAMC that did not exist prior to the amendment, while providing Front Yard with the flexibility to further internalize if the Front Yard board of directors determines it is in its stockholders’ best interest to do so. For further details of the Amended AMA, refer to refer to Note 6, “Related-party Transactions” of the consolidated financial statements.

Full Internalization of Front Yard's Property Management

During the first quarter of 2019, the internalization of Front Yard's property management function was completed with more than 14,000 of its rental properties managed on its internal platform. Front Yard now has direct control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which has enhanced Front Yard's ability to control costs and generate long-term returns to its stockholders. The transition to internal property management has also provided Front Yard with the opportunity to continue developing its brand and enhancing its residents' experience. Over time, we expect Front Yard to develop a nationally recognized brand that is known for consistent quality at affordable prices. We believe that with the completion of the internalization, Front Yard is well positioned to continue improving upon its operating efficiencies as it refines its internal property management platform and grows its rental portfolio, which, in turn, could benefit AAMC with growing management fee revenues over time.

Continued Liquidation of Non-core Assets

We continued to manage Front Yard's liquidation of its remaining non-core assets, including the full divestiture of its remaining mortgage loans in the fourth quarter of 2019. In addition, as of December 31, 2019, Front Yard's real estate portfolio included only 22 non-rental REO properties. We continually evaluate the performance of Front Yard's SFR portfolio and market certain rental properties for sale that do not meet Front Yard's strategic objectives, and we have identified 181 former rental properties for sale as of December 31, 2019. These property sales allow Front Yard to improve its operating efficiency and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock, to pay down debt or to utilize the proceeds for such other purposes as it determines will best serve its stockholders.

Optimization of Financing in 2019

We have continued our efforts to optimize Front Yard's financing structure during 2019. On April 5, 2019 we assisted Front Yard in amending its loan agreement with Nomura Corporate Funding Americas, LLC to, among other things, reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30%, improve certain advance rates and modify the facility's fee structure, resulting in a net reduction of fees to Front Yard. In addition, on April 26, 2019, we assisted Front Yard in amending its repurchase agreement with Credit Suisse AG to reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30% for funding under the facility secured by rental properties and reduce the fee structure of the facility. These enhancements to Front Yard's short-term facilities will result in interest savings while also providing Front Yard with additional flexibility in deploying its capital.

Development of New Business for AAMC

During the second quarter of 2019, Front Yard commenced a strategic alternatives review process designed to maximize its stockholder value. In light of this process, we appointed a new Co-Chief Executive Officer on January 13, 2020 to serve as an additional resource for us and to be responsible for implementing new business. Our potential new businesses are in the development stage under the leadership and direction of our new Co-Chief Executive Officer and may include asset management services, investments in real estate related assets or other businesses that leverage the experience of our new Co-Chief Executive Officer and our real estate asset acquisition and portfolio management teams. Our incumbent Co-Chief Executive Officer has continued to focus on the business of Front Yard and the completion of its strategic alternatives review.

On February 17, 2020, Front Yard's strategic alternatives review was completed, culminating in Front Yard's entry into an Agreement and Plan of Merger with affiliates of Amherst, providing for the acquisition of Front Yard by Amherst. The Merger is expected to close in the second quarter of 2020, subject to the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions. If notice of termination of the Amended AMA is given upon the consummation of the Merger, a termination fee of approximately $46.3 million would become payable to us upon the effective date of such termination. Such termination fee would be payable, at Front Yard's option, in either (i) a lump sum on the effective date of the termination or (ii) one half on the effective date of the termination with the remainder due in equal installments on each of the six-, nine- and twelve-month anniversaries thereafter. We would also continue to receive management fees under the Amended AMA through the 180-day notice period of termination. We expect that such termination fee would be used, in conjunction with our current assets, in the development and implementation of new businesses.

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

Under both the Amended AMA and the Former AMA, our revenues also include reimbursements of certain expenses in our management of Front Yard's business, which relate primarily to travel and certain operating expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. In addition, during 2019, we accrued the reimbursement of a one-time bonus payable to an AAMC employee on behalf of Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard pursuant to the Amended AMA.

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

Primary Driver of Our Operating Results

Our performance in each particular period will be affected by our ability to manage Front Yard’s business and rental portfolio effectively. If there are declines in Front Yard’s performance, our fees in each such period could be adversely affected. Conversely, if there are improvements in Front Yard’s performance, our fees in each period could be positively affected. Front Yard's operating results may be affected by various factors, including, but not limited to, the number and performance of Front Yard's SFR properties, its ability to use financing to grow its SFR portfolio and its ability to control operating expenses. The extent to which we are successful in managing these factors for Front Yard affects our ability to generate management fees, which are our primary source of income.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2019 and 2018. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2018 and 2017, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Fiscal Year ended December 31, 2019 Compared to Fiscal Year ended December 31, 2018

Management Fees and Expense Reimbursements

We recognized base management fees from Front Yard of $14.3 million for the year ended December 31, 2019 compared to $14.6 million for the year ended December 31, 2018. The decrease in base management fees is primarily driven by (i) reductions in Front Yard's average invested capital (as defined in the Former AMA) during the first four months of 2019 and (ii) the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019.

We earned conversion fees of $29,000 and $0.2 million for the years ended December 31, 2019 and 2018, respectively. This decrease is primarily due to fewer loans and REO properties converting to rental properties as we continue to pare the small number of remaining legacy assets of Front Yard. Under the Amended AMA, we will no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $1.5 million for the year ended December 31, 2019 compared to $1.2 million for the year ended December 31, 2018. Expense reimbursements relate primarily to travel and and certain operating expenses in managing Front Yard's business and the employment costs related to the General Counsel dedicated to Front Yard. In addition, during 2019, we accrued the reimbursement of a one-time bonus payable to an AAMC employee on behalf of Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits decreased to $17.0 million from $17.3 million for the years ended December 31, 2019 and 2018, respectively. This decrease is primarily due to decreased share-based compensation expense for awards granted to our employees, partially offset by increases in our employee headcount.

Legal and Professional Fees

Legal and professional fees increased to $3.6 million from $1.6 million for the years ended December 31, 2019 and 2018, respectively. This increase is primarily due to an increase in legal and consulting fees related to the negotiation and amendment of the asset management agreement.

General and Administrative Expenses

General and administrative expenses increased to $4.1 million from $3.6 million for the years ended December 31, 2019 and 2018, respectively. This increase is primarily due to increased occupancy costs related to new, larger office space to accommodate increased headcount and technology costs as we brought certain IT functions in-house, partially offset by lower travel costs during 2019.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $5.9 million compared to $(5.1) million during the years ended December 31, 2019 and 2018, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock as reported on the New York Stock Exchange at each reporting date.

Dividend Income

Dividend income on shares of Front Yard common stock was $0.7 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. The amount of dividend income may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $20.0 million compared to $27.2 million as of December 31, 2018. The reduction in the cash and cash equivalents in 2019 was primarily due to the use of cash in the payment of ongoing employee compensation and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses. At December 31, 2019, we also held $20.0 million in Front Yard common stock. We also continue to generate asset management fees from Front Yard under the Amended AMA. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one year) liquidity requirements. Our only ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250,000,000 liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we are obligated to redeem any of the Series A Shares under the Certificate, and, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor to confirm our interpretation of the Certificate. Luxor has filed a motion to remove the action to the U.S District Court for the Virgin Islands.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Item 1. Business.” If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Treasury Shares

At December 31, 2019, a total of $268.7 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash (used in) provided by operating activities	$(6,744)	$(2,426)	$365
Net cash used in investing activities	(186)	(107)	(1,841)
Net cash used in financing activities	(244)	(3,645)	(5,759)
Total cash flows	$(7,174)	$(6,178)	$(7,235)

Net cash used in operating activities for the years ended December 31, 2019 and 2018 consisted primarily of ongoing salaries and benefits, payment of annual incentive compensation, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. Net cash provided by operating activities for the year ended December 31, 2017 consisted primarily of management fee revenues, partially offset by salaries and employee benefits, legal and professional fees and general and administrative expenses.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 consisted of investments in short-term investments and property and equipment, partially offset by proceeds from the maturities of short-term investments. Net cash used in investing activities for the year ended December 31, 2017 consisted of investments in short-term investments and property and equipment.

Net cash used in financing activities during the year ended December 31, 2019 primarily related to shares withheld for taxes upon vesting of restricted stock. Net cash used in financing activities for the years ended December 31, 2018 and 2017 consisted primarily of repurchases of our common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019 or 2018.

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

If the Merger is consummated, we expect that the shares of Front Yard common stock that we hold will be converted into cash in the amount of $12.50 per share. If the Merger is not consummated, we will continue to be subject to the risk of any decline in the market price of Front Yard common stock.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited Altisource Asset Management Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altisource Asset Management Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Altisource Asset Management Corporation as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2020

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

3.2*	Third Amended and Restated Bylaws of Altisource Asset Management Corporation.
3.3
Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2014).

4.1
Form of Option Award Agreement by and between Altisource Asset Management Corporation and Indroneel Chatterjee (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed with the Commission on January 29, 2020).

4.2
Form of Restricted Stock Award Agreement by and between Altisource Asset Management Corporation and Indroneel Chatterjee (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed with the Commission on January 29, 2020).

10.1
Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on May 8, 2019).

10.2
Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.3
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

21*	Schedule of Subsidiaries
23*	Consent of Ernst & Young LLP
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.3*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Co-CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Co-CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.3*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	February 28, 2020	By:	/s/	George G. Ellison
George G. Ellison
Co-Chief Executive Officer
Date:	February 28, 2020	By:	/s/	Indroneel Chatterjee
Indroneel Chatterjee
Co-Chief Executive Officer
Date:	February 28, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Ellison, Indroneel Chatterjee and Robin N. Lowe and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ George G. Ellison	Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer)	February 28, 2020
George G. Ellison
/s/ Ricardo C. Byrd	Director	February 28, 2020
Ricardo C. Byrd
/s/ John P. de Jongh, Jr.	Director	February 28, 2020
John P. de Jongh, Jr.
/s/ John A. Engerman	Director	February 28, 2020
John A. Engerman
/s/ Indroneel Chatterjee	Director and Co-Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Indroneel Chatterjee
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Robin N. Lowe

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
February 28, 2020

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$19,965	$27,171
Short-term investments	517	584
Front Yard common stock, at fair value	20,046	14,182
Receivable from Front Yard	5,014	3,968
Prepaid expenses and other assets	1,609	1,552
Total current assets	47,151	47,457
Non-current assets:
Right-of-use lease assets	4,339	—
Other non-current assets	1,758	1,910
Total non-current assets	6,097	1,910
Total assets	53,248	49,367

Current liabilities:
Accrued salaries and employee benefits	$5,407	$5,583
Accounts payable and accrued liabilities	1,328	1,188
Short-term lease liabilities	265	—
Total current liabilities	7,000	6,771
Long-term lease liabilities	4,218	—
Total liabilities	11,218	6,771

Commitments and contingencies (Note 5)	—	—

Redeemable preferred stock:
Series A preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2019 and 2018; redemption value $250,000	249,958	249,752

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,897,177 and 1,598,512 shares issued and outstanding, respectively, as of December 31, 2019 and 2,862,760 and 1,573,691 shares issued and outstanding, respectively, as of December 31, 2018	29	29
Additional paid-in capital	44,646	42,245
Retained earnings	23,662	26,558
Accumulated other comprehensive loss	(33)	—
Treasury stock, at cost, 1,298,665 and 1,289,069 shares as of December 31, 2019 and 2018, respectively	(276,232)	(275,988)
Total stockholders' deficit	(207,928)	(207,156)
Total liabilities and equity	$53,248	$49,367

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues:
Management fees from Front Yard	$14,270	$14,567	$16,010
Conversion fees from Front Yard	29	176	1,291
Expense reimbursements from Front Yard	1,463	1,183	859
Total revenues	15,762	15,926	18,160
Expenses:
Salaries and employee benefits	17,029	17,320	19,393
Legal and professional fees	3,611	1,605	2,794
General and administrative	4,147	3,609	3,320
Total expenses	24,787	22,534	25,507
Other income (loss):
Change in fair value of Front Yard common stock	5,864	(5,084)	—
Dividend income on Front Yard common stock	731	975	975
Other income	155	216	111
Total other income (loss)	6,750	(3,893)	1,086
Loss before income taxes	(2,275)	(10,501)	(6,261)
Income tax expense	338	375	708
Net loss	(2,613)	(10,876)	(6,969)
Amortization of preferred stock issuance costs	(206)	(206)	(206)
Net loss attributable to common stockholders	$(2,819)	$(11,082)	$(7,175)

Loss per share of common stock – basic:
Loss per basic common share	$(1.77)	$(6.88)	$(4.57)
Weighted average common stock outstanding – basic	1,589,952	1,611,424	1,570,428

Loss per share of common stock – diluted:
Loss per diluted common share	$(1.77)	$(6.88)	$(4.57)
Weighted average common stock outstanding – diluted	1,589,952	1,611,424	1,570,428

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(2,613)	$(10,876)	$(6,969)
Other comprehensive (loss) income:
Currency translation adjustments, net	(33)	—	—
Change in unrealized loss on Front Yard common stock	—	—	1,332
Total other comprehensive (loss) income	(33)	—	1,332

Comprehensive loss	$(2,646)	$(10,876)	$(5,637)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2016	2,637,629	$26	$30,696	$46,145	$(2,662)	$(266,484)	$(192,279)
Common shares issued under share-based compensation plans, net of employee tax withholdings	177,493	2	83	—	—	—	85
Treasury shares repurchased	—	—	—	—	—	(4,980)	(4,980)
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(864)	(864)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	6,986	—	—	—	6,986
Change in unrealized loss on Front Yard common stock	—	—	—	—	1,332	—	1,332
Net loss	—	—	—	(6,969)	—	—	(6,969)
December 31, 2017	2,815,122	28	37,765	38,970	(1,330)	(272,328)	(196,895)
Cumulative effect of adoption of ASU 2016-01 (Note 1)	—	—	—	(1,330)	1,330	—	—
Common shares issued under share-based compensation plans, net of employee tax withholdings	47,638	1	14	—	—	—	15
Treasury shares repurchased	—	—	—	—	—	(3,186)	(3,186)
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(474)	(474)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	4,466	—	—	—	4,466
Net loss	—	—	—	(10,876)	—	—	(10,876)
December 31, 2018	2,862,760	29	42,245	26,558	—	(275,988)	(207,156)
Cumulative effect of adoption of ASC 842 (Note 1)	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of employee tax withholdings	34,417	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(244)	(244)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	2,401	—	—	—	2,401
Currency translation adjustments, net	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	(2,613)	—	—	(2,613)
December 31, 2019	2,897,177	29	44,646	23,662	(33)	(276,232)	(207,928)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(2,613)	$(10,876)	$(6,969)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	392	436	302
Change in fair value of Front Yard common stock	(5,864)	5,084	—
Share-based compensation	2,401	4,466	6,986
Amortization of operating lease right-of-use assets	345	—	—
Changes in operating assets and liabilities:
Receivable from Front Yard	(1,046)	183	1,115
Prepaid expenses and other assets	(147)	(530)	942
Other non-current assets	13	(224)	(1,060)
Accrued salaries and employee benefits	(163)	(68)	1,551
Accounts payable and accrued liabilities	126	(897)	(2,502)
Operating lease liabilities	(188)	—	—
Net cash (used in) provided by operating activities	(6,744)	(2,426)	365
Investing activities:
Investment in short-term investments	(1,564)	(571)	(625)
Proceeds from maturities of short-term investments	1,631	612	—
Investment in property and equipment	(295)	(148)	(1,216)
Proceeds from disposition of property and equipment	42	—	—
Net cash used in investing activities	(186)	(107)	(1,841)
Financing activities:
Proceeds from stock option exercises	—	36	650
Payment of tax withholdings on exercise of stock options	—	(21)	(565)
Shares withheld for taxes upon vesting of restricted stock	(244)	(474)	(864)
Repurchase of common stock	—	(3,186)	(4,980)
Net cash used in financing activities	(244)	(3,645)	(5,759)
Net change in cash and cash equivalents	(7,174)	(6,178)	(7,235)
Effect of exchange rate changes on cash and cash equivalents	(32)	—	—
Cash and cash equivalents, beginning of the period	27,171	33,349	40,584
Cash and cash equivalents, end of the period	$19,965	$27,171	$33,349

Supplemental disclosure of cash flow information:
Income taxes paid	$594	$1,467	$820
Right-of-use lease assets recognized - operating leases	4,684	—	—
Operating lease liabilities recognized	4,671	—	—

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2019

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

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”) with Front Yard, under which we were the exclusive asset manager for Front Yard for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Former AMA provided for a fee structure in which we were entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that became rental properties during each quarter.

On May 7, 2019, we entered into an amended and restated asset management agreement with Front Yard (the “Amended AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 6 for additional details of these asset management agreements.

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

Redeemable Preferred Stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, AAMC issued 250,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”) for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the shares of Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we are required to redeem all of a holder’s Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of legally available funds.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we are obligated to redeem any of the Series A Shares under the Certificate, and, consistent with the exclusive forum provisions of our Third Amended and Restated Bylaws, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has filed a motion to remove the action to the U.S District Court for the Virgin Islands.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected.

The holders of our Series A Shares are not entitled to receive dividends with respect to their Series A Shares. The Series A Shares are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange rate of 0.8 shares of common stock for Series A Share), subject to certain anti-dilution adjustments.

Upon certain change of control transactions or upon the liquidation, dissolution or winding up of the Company, holders of the Series A Shares will be entitled to receive an amount in cash per Series A Share equal to the greater of:

(i)   $1,000 plus the aggregate amount of cash dividends paid on the number of shares of common stock into which such Series A Shares were convertible on each ex-dividend date for such dividends; and
(ii)   the number of shares of common stock into which the Series A Shares are then convertible multiplied by the then-current market price of the common stock.

The Certificate confers no voting rights to holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series A Shares or as otherwise required by applicable law.

With respect to the distribution of assets upon the liquidation, dissolution or winding up of the Company, the Series A Shares rank senior to our common stock and on parity with all other classes of preferred stock that may be issued by us in the future.

The Series A Shares are recorded net of issuance costs, which are being amortized on a straight-line basis through the first potential redemption date in March 2020.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2019 and 2018, we had 1,000 and 800 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $8,000, respectively, within accounts payable and accrued liabilities in our consolidated balance sheets.

In December 2019, February 2019 and February 2018, our Board of Directors declared and paid an aggregate of $1.0 million (in relation to the 2019 fiscal year), $1.1 million (in relation to the 2018 fiscal year) and $0.9 million (in relation to the 2017 fiscal year), respectively, of dividends on the preferred stock issued under the Employee Preferred Stock Plan. Such dividends are included in salaries and employee benefits in our consolidated statement of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We adopted this standard as of January 1, 2019 when the standard became effective and was required to be adopted. Consistent with the standard, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting not to separate the lease and non-lease components, including common area maintenance, property taxes and insurance on our office leases that is paid along with rents. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception. Upon our adoption of this standard, we recognized operating lease right-of-use assets of $2.8 million, lease liabilities of $2.8 million and a cumulative-effect adjustment to retained earnings of $(0.1) million. We have also provided the required incremental disclosures about our leasing activities on a prospective basis in Note 4.

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

Recently issued accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of this standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13, as amended, is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We expect to adopt this standard on January 1, 2020. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the years ended December 31, 2019, 2018 or 2017.

Earnings per share

Basic earnings per share is computed by dividing net income or loss, less amortization of preferred stock issuance costs, by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average common stock outstanding for the period plus the dilutive effect of (i) stock options and restricted stock outstanding using the treasury stock method and (ii) Series A Preferred Stock using the if-converted method. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating.

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

Front Yard common stock

The shares of Front Yard common stock that we hold is reported at fair value based on unadjusted quoted market prices in active markets.

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

Leases

On January 1, 2019, we adopted ASU 2016-02, including various associated updates and amendments, which together comprise the requirements for lease accounting under ASC 842. ASU 2016-02 fundamentally changes accounting for operating leases by requiring lessees to recognize a liability to make lease payments and a right-of-use asset over the term of the lease. We also adopted the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We also elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception.

We lease office space under various operating leases. Our office leases are generally for terms of one to five years and typically include renewal options, which we consider when determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

Other non-current assets

Other non-current assets includes leasehold improvements; furniture, fixtures and equipment; deferred tax assets and miscellaneous other assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

Revenue recognition

Under the Amended AMA, we administer certain of Front Yard's business activities and day-to-day operations and provide corporate governance services to Front Yard. Base Management Fees are earned by us ratably throughout the applicable quarter and are initially based on Front Yard's Adjusted AFFO (as defined in the Amended AMA), subject to a minimum amount and certain potential adjustments. In the event that Front Yard's performance exceeds certain hurdles, we would be entitled to an annual Incentive Fee based on a percentage of Front Yard's earnings in excess of such hurdle, subject to certain potential adjustments. Under the Former AMA, the base management fees were earned by us ratably throughout the applicable quarter and were based on a percentage of Front Yard's average invested capital (as defined in the Former AMA). See Note 6 for further information on the asset management agreements with Front Yard.

We have evaluated the nature of the services provided to Front Yard and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard. Therefore, we earn management fees are ratably over the applicable fiscal period.

Under both the Amended AMA and the Former AMA, we receive expense reimbursements from Front Yard for the compensation and benefits of the General Counsel dedicated to Front Yard and certain operating expenses incurred on Front Yard's behalf. These expense reimbursements are earned by us at the time the underlying expense is incurred.

In addition, under the Former AMA, we also received conversion fees based on a percentage of the fair value of properties that became rented for the first time in each quarter. Such conversion fees were earned by us in the quarter that the conversion to rentals occurred.

We have determined that the expense reimbursements and conversion fees are variable consideration, and we recognize each component of this revenue on a quarterly basis up to the amount that would likely not be reversed.

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

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy as of December 31, 2019 and 2018 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2019
Recurring basis (assets)
Front Yard common stock	$20,046	$20,046	$—	$—

December 31, 2018
Recurring basis (assets)
Front Yard common stock	$14,182	$14,182	$—	$—

We did not transfer any assets from one level to another level during the years ended December 31, 2019 or 2018.

The fair value of our Front Yard common stock is based on unadjusted quoted market prices from active markets.

At each of December 31, 2019 and 2018, we held 1,624,465 shares of Front Yard's common stock, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost and fair value of our holdings in Front Yard's common stock as of December 31, 2019 and 2018 ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Front Yard common stock	$20,596	$—	$(550)	$20,046

December 31, 2018
Front Yard common stock	$20,596	$—	$(6,414)	$14,182

4. Leases

We currently occupy office space under operating leases in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. As of December 31, 2019, our weighted average remaining lease term, including applicable extensions, was 9.1 years. We applied a discount rate of 8.4% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the year ended December 31, 2019, we recognized rent expense of $0.5 million related to long-term operating leases and $0.2 million related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents a maturity analysis of our operating leases as of December 31, 2019 ($ in thousands):

Operating Lease Liabilities
2020	$622
2021	642
2022	667
2023	695
2024	717
Thereafter	3,162
Total lease payments	6,505
Less: interest	2,022
Lease liabilities	$4,483

5. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2019:

Erbey Holding Corporation et al. v. Blackrock Management Inc., et al.

On April 12, 2018, a partial stockholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix under the caption Erbey Holding Corporation, et al. v. Blackrock Financial Management Inc., et al. The action was filed by Erbey Holding Corporation (“Erbey Holding”), John R. Erbey Family Limited Partnership (“JREFLP”), by its general partner Jupiter Capital, Inc., Salt Pond Holdings, LLC (“Salt Pond”), Munus, L.P. (“Munus”), Carisma Trust (“Carisma”), by its trustee, Venia, LLC, and Tribue Limited Partnership (collectively, the “Plaintiffs”) each on its own behalf and Salt Pond and Carisma derivatively on behalf of AAMC. The action was filed against Blackrock Financial Management, Inc., Blackrock Investment Management, LLC, Blackrock Investments, LLC, Blackrock Capital Management, Inc., Blackrock, Inc. (collectively, “Blackrock”), Pacific Investment Management Company LLC, PIMCO Investments LLC (collectively, “PIMCO”) and John and Jane Does 1-10 (collectively with Blackrock and PIMCO, the “Defendants”). The action alleges a conspiracy by Blackrock and PIMCO to harm Ocwen Financial Corporation (“Ocwen”) and AAMC and certain of their subsidiaries, affiliates and related companies and to extract enormous profits at the expense of Ocwen and AAMC by attempting to damage their operations, business relationships and reputations. The complaint alleges that Defendants’ conspiratorial activities, which included short-selling activities, were designed to destroy Ocwen and AAMC, and that the Plaintiffs (including AAMC) suffered significant injury, including but not limited to lost value of their stock and/or stock holdings. The action seeks, among other things, an award of monetary damages to AAMC, including treble damages under Section 605, Title IV of the Virgin Islands Code related to the Criminally Influenced and Corrupt Organizations Act, punitive damages and an award of attorney’s and other fees and expenses.

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

For information regarding legal proceedings that arose subsequent to December 31, 2019, refer to Note 12.

6. Related-party Transactions

Asset management agreement with Front Yard

Pursuant to the Amended AMA, we design and implement Front Yard's business strategy, administer certain of its business activities and day-to-day operations and provide corporate governance services, subject to oversight by Front Yard's Board of Directors. We are responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) implementing the investment criteria in Front Yard's investment policy approved by its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties and REO properties; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

Expenses and Expense Budget

We are responsible for all of our own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, four specified employees who provide direct property management services to Front Yard. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by us, Front Yard is required to reimburse us for such reasonable costs and expenses.

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

If the Termination Fee becomes payable (except in connection with a termination by us for cause, which would require the payment of the entire Termination Fee in cash), at least 50% of the Termination Fee must be paid in cash on the termination date and the remainder of the Termination Fee may be paid, at Front Yard’s option, either in cash or, subject to certain conditions specified in the Amended AMA, in Front Yard common stock in up to three equal quarterly installments (without interest) on each of the six-, nine- and twelve-month anniversaries of the termination date until the Termination Fee has been paid in full.

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

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which became effective on April 1, 2015, provided for the following management fee structure:

•
Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard's average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of average invested capital while it had 4,500 or more Rental Properties. Because Front Yard has more than 4,500 Rental Properties, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital under the Former AMA during the years ended December 31, 2019, 2018 and 2017;

•
Incentive Management Fee. We were entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard had an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before we were entitled to an incentive management fee. The incentive management fee increased to 22.5% while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 25% while it had 4,500 or more Rental Properties. No incentive management fee under the Former AMA was earned by us because Front Yard's return on invested capital (as defined in the Former AMA) was below the cumulative required hurdle rate; and

•
Conversion Fee. We were entitled to a quarterly conversion fee equal to 1.5% of the market value of assets converted into leased single-family homes by Front Yard for the first time during the applicable quarter.

Under the Former AMA, Front Yard reimbursed us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain operating expenses incurred on Front Yard's behalf.

Common Stock Repurchased from Luxor

On March 23, 2017, we completed the repurchase of an aggregate of 50,000 shares of common stock from an affiliated fund of Luxor in a block trade at a price of $52.50 per share, or an aggregate of $2.6 million, pursuant to our previously reported $300.0 million stock repurchase program. Luxor may have been considered a related party of the Company at the time of the transaction because a Luxor partner was a member of our Board of Directors at such time. Following the transaction, the Company now holds the acquired shares as treasury shares.

7. Incentive Compensation and Share-based Payments

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

A special grant of stock options and restricted stock was made to certain employees of Altisource Portfolio Solutions N.A. (“ASPS”) related to our separation from ASPS under the 2012 Special Equity Incentive Plan (the “2012 Special Plan”). We included no share-based compensation in our consolidated financial statements for the portion of these grants made to ASPS employees. The shares of restricted stock became fully vested and were issued during 2017.

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

December 31, 2019
Stock options outstanding	15,256
Possible future issuances under equity incentive plan	2,442
17,698

As of December 31, 2019, we had 2,102,823 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2016	141,367	$1.01
Exercised (1)	(111,917)	0.75
December 31, 2017	29,450	2.01
Exercised (1)	(12,112)	1.26
Forfeited or canceled	(1,832)	0.66
December 31, 2018	15,506	2.75
Exercised (1)	(250)	1.51
December 31, 2019	15,256	$2.77
_____________

(1)	The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was a nominal amount, $0.7 million and $9.0 million, respectively.

As of December 31, 2019, we had 15,256 outstanding options, all of which were exercisable, with a weighted average exercise price of $2.77, weighted average remaining life of 1.1 years and intrinsic value of $0.1 million. Of these options, none had an exercise price higher than the market price of our common stock as of December 31, 2019.

Restricted stock

During the year ended December 31, 2019, we granted 60,329 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $26.68 under the 2012 Plan. The restricted stock will vest in three equal annual installments on each of January 23, 2020, 2021 and 2022, subject to forfeiture or acceleration.

During the year ended December 31, 2018, we granted 25,074 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $64.05 under the 2012 Plan. The restricted stock vests in three equal annual installments, the first of which occurred on February 20, 2019 with the remaining installments vesting in February 2020 and 2021, subject to forfeiture or acceleration.

During the year ended December 31, 2017, we granted 20,205 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $78.58 under the 2012 Plan. The restricted stock vests in three equal annual installments. The first two installments vested on March 7, 2018 and 2019, and the last installment will vest on March 7, 2020, subject to forfeiture or acceleration.

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

•
After the performance hurdles have been achieved, 25% of the restricted stock vested on the first anniversary of the date that the performance hurdle for that tranche was met. The remaining 75% of that tranche either (i) vested on the second anniversary of the date that the performance hurdle was met for certain grants or (ii) will continue to vest ratably over the second, third and fourth anniversaries of the date that the performance hurdle was met for certain grants.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2019, 2018 and 2017, we granted 12,693, 1,866 and 2,001 shares of stock, respectively, pursuant to the 2012 Plan with a weighted average grant date fair value per share of $14.18, $64.30 and $89.93, respectively.

We recorded $2.4 million, $4.5 million and $7.0 million of compensation expense related to these grants for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had $1.2 million and $1.8 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 0.8 years and 1.6 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2016	124,879	$193.17
Granted	22,206	79.60
Vested (1)	(65,576)	79.45
December 31, 2017	81,509	253.72
Granted	26,940	64.07
Vested (1)	(35,526)	339.25
December 31, 2018	72,923	142.03
Granted	73,022	24.51
Vested (1)	(34,188)	178.76
December 31, 2019	111,757	$54.18
_____________

(1)	The vesting date fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $2.1 million and $5.1 million, respectively.

8. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the EDC Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. For the year ended December 31, 2019, we generated a tax loss in the USVI.

For the years ended December 31, 2019, 2018 and 2017, in addition to the management fees from Front Yard (which represent eligible income under the EDC Certificate), AAMC also had income on the Front Yard common stock that it owns, as well as internally-sourced revenues from its Cayman Islands subsidiary, both of which are not eligible for the 90% tax reduction.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of income (loss) before income taxes:

	Year ended December 31,
	2019	2018	2017
U.S. Virgin Islands	$(3,433)	$(10,955)	$(7,259)
Other	1,158	454	998
Loss before income taxes	$(2,275)	$(10,501)	$(6,261)

The following table sets forth the components of our deferred tax assets:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Stock compensation	$114	$199
Accrued expenses	669	619
Front Yard common stock	—	1,482
Net operating losses (1)	357	184
Lease liabilities	955	—
Other	48	35
Gross deferred tax assets	2,143	2,519
Deferred tax liability:
Right-of-use lease assets	922	—
Front Yard common stock	42	—
Depreciation	4	10
Gross deferred tax liabilities	968	10
Net deferred tax assets before valuation allowance	1,175	2,509
Valuation allowance	(491)	(1,877)
Deferred tax asset, net	$684	$632
_____________

(1)	Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other non-current assets in the consolidated statement of cash flows. Significant factors contributing to the decrease in our valuation allowance in 2019 are decreases in the temporary differences attributable to our investment in Front Yard common stock, partially offset by tax losses in the USVI.

The following table sets forth the reconciliation of the statutory USVI income tax rate to our effective income tax rate:

	Year ended December 31,
	2019	2018	2017
U.S. Virgin Islands income tax rate	23.1%	23.1%	38.5%
State and local income tax rates	(0.7)	0.1	(0.1)
EDC benefits in the USVI	(42.4)	9.2	(45.1)
Foreign tax rate differential	(1.4)	(0.3)	0.3
Permanent and other	(8.0)	(3.5)	(4.6)
Share-based compensation	(56.1)	(22.0)	—
Valuation allowance	68.8	(10.2)	—
Effective income tax rate	(16.7)%	(3.6)%	(11.0)%

During the tax years ended December 31, 2019 and 2018, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2019 and 2018, we had accrued no unrecognized tax benefits or associated interest and penalties.

We remain subject to tax examination in the USVI for tax years 2016 to 2019 and in the United States for tax years 2017 to 2019.

9. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2019	2018	2017
Numerator
Net loss	$(2,613)	$(10,876)	$(6,969)
Amortization of preferred stock issuance costs	(206)	(206)	(206)
Numerator for basic and diluted EPS - net loss attributable to common stockholders	$(2,819)	$(11,082)	$(7,175)

Denominator
Weighted average common stock outstanding – basic	1,589,952	1,611,424	1,570,428
Weighted average common stock outstanding – diluted	1,589,952	1,611,424	1,570,428

Loss per basic common share	$(1.77)	$(6.88)	$(4.57)
Loss per diluted common share	$(1.77)	$(6.88)	$(4.57)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Year ended December 31,
	2019	2018	2017
Numerator
Amortization of preferred stock issuance costs	$206	$206	$206

Denominator
Stock options	12,860	22,268	57,488
Restricted stock	26,575	36,180	38,424
Preferred stock, if converted	200,000	200,000	200,000

10. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue is derived from the services we provide to Front Yard, we operate as a single segment focused on providing asset management and corporate governance services.

11. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$3,903	$3,898	$3,834	$4,127	$15,762
Net (loss) income	(840)	3,289	(3,523)	(1,539)	(2,613)
(Loss) income per share of common stock – basic	(0.56)	2.04	(2.25)	(1.00)	(1.77)
(Loss) income per share of common stock – diluted	(0.56)	1.81	(2.25)	(1.00)	(1.77)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$4,052	$3,916	$3,934	$4,024	$15,926
Net loss	(4,364)	(1,067)	(1,155)	(4,290)	(10,876)
Loss per share of common stock – basic	(2.75)	(0.69)	(0.75)	(2.69)	(6.88)
Loss per share of common stock – diluted	(2.75)	(0.69)	(0.75)	(2.69)	(6.88)

12. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2019 and through the issuance of these consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Inducement Equity Awards to New Co-Chief Executive Officer

On January 30, 2020, we granted options to purchase 60,000 shares of common stock and 60,000 restricted shares to our newly appointed Co-Chief Executive Officer. The options will be subject to vesting following the achievement of certain trading price targets and further time-based vesting criteria thereafter. The restricted shares will vest in equal annual installments over a four-year period following the date of grant.

Altisource Asset Management Corporation v. Luxor Capital Group, LP, et al.

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor regarding AAMC’s redemption obligations under the Certificate of AAMC’s Series A Shares. Under the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has filed a motion to remove the action to the U.S District Court for the Virgin Islands.

Redemption Notices Received from Holders of Series A Shares and Company Response

Between January 31, 2020 and February 3, 2020, AAMC received purported notices from holders of the Series A C Shares requesting that the Company redeem an aggregate of $250.0 million liquidation preference of its Series A Shares on March 15, 2020.

On February 21, 2020, the Company delivered a letter in response to the holders who delivered the purported notices stating that, pursuant to the Certificate of Designations of the Series A Shares, the Company will not provide such holders a notice of a redemption or redeem all, but not less than all, of their outstanding Series A Shares on March 15, 2020 due to a lack of legally available funds.

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. As described above, AAMC previously filed an action for declaratory relief to confirm its interpretation of the redemption provisions in the Certificate, and intends to vigorously defend itself against the claims by Luxor.