Form 10-K/A
period 2019-12-31
Altisource Asset Management Corp
filed 2020-04-29
CIK 1555074

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
(Address of principal executive office)

(340) 692-0525
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of exchange on which registered)
Common stock, par value $0.01 per share	AAMC	NYSE American

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

Altisource Asset Management Corporation
December 31, 2019

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers are as follows:

Name (1)	Age	Position
George G. Ellison	61	Co-Chief Executive Officer and Chairman
Indroneel Chatterjee	39	Co-Chief Executive Officer and Director
Ricardo C. Byrd	71	Director
John A. Engerman	51	Director
John P. de Jongh, Jr.	62	Director
Robin N. Lowe	55	Chief Financial Officer
Stephen H. Gray	50	General Counsel and Secretary
Rene Dittrich	48	Chief Accounting Officer
___________

(1)	All information set forth herein is as of April 29, 2020.

George G. Ellison. Mr. Ellison was elected to our Board of Directors in June 2015, served as our Chief Executive Officer from February 2015 to January 2020 and has served as our Co-Chief Executive Officer since January 2020. Mr. Ellison was also appointed to the Board of Directors of Front Yard Residential Corporation (“Front Yard”) in August 2015 and has served as Front Yard's Chief Executive Officer since March 2015. Mr. Ellison is responsible for the overall strategic direction of our company and Front Yard. Prior to joining AAMC, Mr. Ellison had been employed for 19 years at Bank of America and its predecessor, NationsBank. Mr. Ellison held several roles over his career at Bank of America, most recently being the executive leading the team that managed the valuation and disposition of Bank of America’s legacy mortgage loan portfolio and a leading member of Bank of America’s Special Initiatives team that worked to resolve Bank of America’s representation and warranty litigation. Prior to his most recent roles, Mr. Ellison was Global Head of the Structured Products division within Bank of America’s Investment Banking platform. His responsibilities involved all Structured Products, including RMBS, ABS, ABCP Conduit and CMBS securities, among others. Mr. Ellison holds a Bachelor of Science in Industrial Engineering from the University of Pittsburgh and a Masters of Business Administration from the Wharton School of Business.

Mr. Ellison’s substantial experience in structured financing and his excellent business acumen provide great benefit to our Board of Directors. Mr. Ellison’s vision and leadership are instrumental in the performance of our organization.

Indroneel Chatterjee. Mr. Chatterjee has served as our Co-Chief Executive Officer and a member of our Board of Directors since January 13, 2020. Prior to joining AAMC, Mr. Chatterjee served as a consultant to various businesses since March 2019. He previously served as Senior Vice President, New Business Initiatives of Altisource Solutions, Inc. from September 2018 to March 2019. Altisource Solutions, Inc. is a subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), an integrated service provider and marketplace for the real estate and mortgage industries. Mr. Chatterjee served as Chief Financial Officer of ASPS from October 2017 to August 2018. Prior to joining ASPS, he served as Head of Credit Solutions, Global Markets at Nomura Securities, an investment banking firm, from January 2017 to September 2017 and as Executive Director on the fixed income trading desk at Nomura from August 2014. Mr. Chatterjee also held the positions of Investment Analyst, Absolute Return Income Fund for Perry Capital from March 2013 to April 2014, Executive Director for UBS Securities LLC from November 2009 to March 2013 and Vice President, High Yield Research for AIG Global Investment Group from October 2006 to November 2009. He holds a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania.

Mr. Chatterjee's experience in the real estate industry, particularly in trading distressed real-estate related securities and his prior service as a Chief Financial Officer of a publicly-traded company, provide significant expertise to our Board of Directors as it develops and implements new businesses.

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

John A. Engerman. Mr. Engerman was elected to our Board of Directors in June 2019. Since July 2016, Mr. Engerman has been Managing Partner of BDO USVI, LLC, a full-service accounting and advisory services firm located in St. Thomas, USVI. From 2017 to 2018, Mr. Engerman served as the Territorial Campaign Manager for the successful Albert Bryan and Tregenza Roach Gubernatorial Team for the U.S. Virgin Islands. From 2019 to present, Mr. Engerman founded and serves as Chairman for The Strategy Group VI, LLC, a strategic political think tank firm. Prior to his service with BDO USVI, LLC, from January 2014 to June 2016, Mr. Engerman was Executive Vice President, Finance & Planning for International Capital & Management Company, a finance and analytics firm located in St. Thomas, USVI. From February 2001 to January 2014, Mr. Engerman was a Managing Member of ARI Group, LLC, a government and business advisory firm located in Fort Washington, MD. Mr. Engerman commenced his career in various accounting, auditing and advisory roles for PricewaterhouseCoopers, Ernst & Young and Capgemini (now part of Ernst & Young). Mr. Engerman also served for five years in the United States Navy. Mr. Engerman holds a Bachelor degree in Business Administration - Accounting from Howard University in Washington, DC and is a Certified Public Accountant.

Mr. Engerman brings extensive finance and accounting experience to the Board of Directors that enables him to provide valuable insight to the Audit Committee and guidance to the Board of Directors in overseeing the financial reporting and accounting aspects of our business.

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

Robin N. Lowe. Mr. Lowe has served as our Chief Financial Officer since October 2014 and has also served as the Chief Financial Officer of Front Yard since October 2014. He oversees all of our financial affairs including financial reporting, treasury, tax and stockholder relations. Prior to his appointment, Mr. Lowe served as Chief Financial Officer of CitiMortgage Inc. from October 2012 to July 2014. From May 2010 to September 2012, Mr. Lowe served as Chief Financial Officer of Citibank Korea, and from October 2008 to April 2010, he served as Chief Financial Officer of Citibank’s South East Asia Pacific region. From May 1995 to September 2008, Mr. Lowe served in lead finance roles with Citibank in various countries and regions. Mr. Lowe is a Fellow of the Institute of Chartered Accountants in England and Wales of which he has been a member since 1992. He holds a Masters Degree in Classics and a Bachelor of Arts, with honors, from Oxford University.

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

Rene Dittrich. Mr. Dittrich has served as our Chief Accounting Officer and has also served as Chief Accounting Officer of Front Yard since May 10, 2017. Prior to joining AAMC, Mr. Dittrich held several positions at Credit Suisse in Zurich, Switzerland, New York, NY and Raleigh, NC over a 19-year career. Most recently, from 2011 through April 2017, Mr. Dittrich led the U.S. accounting function for Credit Suisse and also acted as the Site Lead for the finance group in Credit Suisse’s North Carolina Corporate Center. In this role, Mr. Dittrich focused on financial reporting, regulatory reporting, accounting policy and tax. Prior to 2011, Mr. Dittrich also served as, among other things, Chief Operating Officer for the Regional Controller with oversight for Credit Suisse’s locations in Brazil, Mexico, the Bahamas and Canada and as Vice President of Budgeting and Strategic Planning. Mr. Dittrich is a licensed CPA and has a Bachelor degree and a Masters degree in Business from Zurich University, Switzerland.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than three (3) members with the exact number to be determined by vote of a majority of the Board of Directors. Our Board of Directors currently consists of five (5) members.

Meetings of the Board of Directors

The Board of Directors plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board of Directors and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board of Directors held thirteen (13) meetings in 2019. Each incumbent Director attended 100% of these meetings during the period in which they served as well as the meetings held by all committees of our Board of Directors on which they served during the year. The Board of Directors also regularly held executive sessions of the independent directors. We do not have a formal policy regarding Director attendance at the Annual Meeting of Stockholders. However, all of the incumbent members of our Board of Directors attended our 2019 Annual Meeting of Stockholders.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock Exchange (the “NYSE”), which governs the NYSE American where our common stock is listed.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with AAMC are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board of Directors has determined that Mr. Byrd and Governor de Jongh are independent Directors and were independent Directors for the full 2019 fiscal year. In addition, the Board of Directors has determined that Messrs. Engerman and Redleaf qualified as independent Directors for their respective tenures during 2019.

Board Leadership Structure

Our Board of Directors’ leadership structure consists of a Chairman who is also our Co-Chief Executive Officer, a Lead Independent Director, who is elected by the independent directors, and three Committee Chairs, each of whom are independent directors (and one of whom, the Chair of our Audit Committee, is also our Lead Independent Director). We discuss succession planning with respect to our Chairman, our Co-Chief Executive Officers, and other business heads at least annually.

Our Board has combined the positions of Chairman and Chief Executive Officer since Mr. Ellison was appointed as Chairman of the Board in June 2015, and Mr. Ellison, who has been Co-Chief Executive Officer since Mr. Chatterjee’s appointment as Co-Chief Executive Officer in January 2020 to implement new business, continues to serve as our Chairman and Co-Chief Executive Officer. Our Board believes that we have been well-served by Mr. Ellison’s service as both Chairman of the Board and Co-Chief Executive Officer since he is dealing with, and is heavily involved in, the day-to-day operations of the Company and its primary clients, thereby being best positioned to provide insights and strategic information to the Board for consideration. Due to Mr. Ellison’s combined position as Chairman and Co-Chief Executive Officer, we have had a Lead Independent Director while Mr. Ellison holds both positions. All of our other Directors are independent, and all of our Board committees and their chairpersons are independent. Our Board believes that the strong leadership structure provides the Board with an important balance and knowledge base, for several reasons. First, a combined Chairman and Co-Chief Executive Officer position allows us to speak with one voice to our stockholders, counterparties and external constituencies. Second, we operate in the investment industry, which is impacted heavily by real estate risk; investment risk; market risk; credit risk; liquidity risk; legal, compliance and regulatory risk; and reputation risk. We believe that these risks are best managed on a daily basis by Mr. Ellison in his dual role as Chairman and Co-Chief Executive Officer, while Mr. Chatterjee continues to focus on developing and implementing new business for the Company, and the senior management team who report directly to both Co-Chief Executive Officers, with oversight of the full Board, including Board committees composed solely of outside, independent directors. Third, we have had a strong Lead Independent Director who provides independent oversight over Mr. Ellison, Mr. Chatterjee and the full Board of Directors, including with respect to the calling of meetings of the Board, executive sessions of the independent members of the Board, and setting the agenda for meetings of the Board and meetings of the independent members of the Board. Our Lead Independent Director has provided important leadership and insight while also serving as the Chair of our Audit Committee. We also have empowered other strong independent Directors to chair our Compensation Committee and Nomination/Governance Committee. Each of our independent Directors is authorized to call executive sessions of independent Directors to discuss any subject. Our independent Directors also frequently communicate with each other by telephone between meetings of the Board and committees of the Board on an ad hoc basis as needed.

Our Board believes that this leadership structure provides an effective balance between leadership of the Board and our Company by a strong Chairman and Co-Chief Executive Officer and effective oversight of the Board and our Company by independent Directors.

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

The members of the Audit Committee in 2019 were Mr. Byrd and Governor de Jongh, with Mr. Engerman serving as a member of the Audit Committee since June 2019 and Mr. Redleaf serving as a member of the Audit Committee though his departure from the Board of Directors in June 2019. Governor de Jongh has served as the Chair of the Audit Committee since May 2018. For the 2020-2021 service year, Governor de Jongh is expected to continue to serve as the Chair of the Audit Committee, and Messrs. Byrd and Engerman are each expected to continue to serve as a member of the Audit Committee. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board of Directors has determined that, throughout the 2019-2020 service year, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board of Directors has also determined that each of Mr. Engerman and Governor de Jongh qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Audit Committee in March 2020. The Audit Committee met ten (10) times in 2019.

Compensation Committee. The Compensation Committee of our Board of Directors oversees our Board and employee compensation and employee benefit plans and practices. The Compensation Committee also evaluates and makes recommendations to our Board of Directors for human resource and compensation matters relating to our named executive officers (“NEOs”). With respect to all officers and employees of the Company other than the Chairman/Co-Chief Executive Officer for 2019 and, with respect to Messrs. Ellison and Chatterjee, as our Co-Chief Executive Officers commencing in January 2020, the Compensation Committee reviews with the Co-Chief Executive Officers and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to stockholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof and to recommend changes to these plans to our Board of Directors. The Compensation Committee has authority for the administration of awards under AAMC’s 2012 Equity Incentive Plan (the “2012 Equity Plan”). The Compensation Committee has the authority to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities at our expense. The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Committee requests.

The members of the Compensation Committee in 2019 were Mr. Byrd and Governor de Jongh, with Mr. Engerman serving as the Chair of the Compensation Committee since June 2019 and Mr. Redleaf serving as the Chair of the Compensation Committee though his departure from the Board of Directors in June 2019. For the 2020-2021 service year, Mr. Engerman is expected to continue to serve as the Chair of the Compensation Committee, and Mr. Byrd and Governor de Jongh are each expected to continue to serve as Compensation Committee members. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Compensation Committee in March 2020. The Compensation Committee met four (4) times in 2019.

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

The members of the Nomination/Governance Committee in 2019 were Mr. Byrd and Governor de Jongh, with Mr. Engerman serving as a member of the Nomination/Governance Committee since June 2019 and Mr. Redleaf serving as a member of the Nomination/Governance Committee though his departure from the Board of Directors in June 2019. Mr. Byrd has served as the Chair of the Nomination/Governance Committee since May 2017. For the 2020-2021 service year, Mr. Byrd is expected to continue to serve as Chair of the Nomination/Governance Committee, and Mr. Engerman and Governor de Jongh are each expected to continue to serve as members of the Nomination/Governance Committee. Each member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed and approved by the Nomination/Governance Committee in March 2020. The Nomination/Governance Committee met three (3) times in 2019.

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

Our Nomination/Governance Committee reviews our Corporate Governance Guidelines at least once a year and, if necessary, recommends changes to our Board of Directors. Our Corporate Governance Guidelines were last reviewed and approved by the Board of Directors in March 2020. Our Corporate Governance Guidelines are available on our website at www.altisourceamc.com and are available to any stockholder who requests them by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to our Directors, executive officers and employees (including our principal executive officer). We also adopted a Code of Ethics for Senior Financial Officers that applies to our principal financial officer and principal accounting officer. Any waivers from the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or the Audit Committee and will be subsequently disclosed when required by SEC or applicable exchange rules. Our Nomination/Governance Committee reviews our Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers at least once a year and, if necessary, recommends changes to our Board of Directors. Our Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers were last reviewed and approved by the Board of Directors in March 2020. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our website at www.altisourceamc.com and are available to any stockholder who requests a copy by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under SEC or exchange rules, will either be posted on our website at www.altisourceamc.com or otherwise disclosed in accordance with such rules.

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

Item 11. Executive Compensation.

This section discusses the material components of our executive compensation program for our NEOs. We believe an effective executive compensation program aligns executives’ interests with stockholders by rewarding performance designed to increase stockholder value, including, without limitation, goals set for Front Yard, which is our primary client and primary source of revenues. We seek to promote individual service longevity and to provide our executives with long-term incentive opportunities that promote consistent, high-level performance. The Compensation Committee evaluates both performance and compensation annually to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies, subject to consideration of the Company’s own financial performance. To achieve these objectives, we generally believe executive compensation packages should include both cash and equity-based compensation that rewards performance as measured against established goals.

For 2019, our NEOs and their positions as of December 31, 2019 were as follows:

•	George G. Ellison, Chief Executive Officer

•	Robin N. Lowe, Chief Financial Officer

•	Stephen H. Gray, General Counsel and Secretary

Elements of Compensation

The current compensation package for our NEOs consists of base salary and annual cash incentive compensation. This compensation structure was developed in order to provide each NEO with a competitive salary while emphasizing a cash incentive compensation element that is tied to the achievement of corporate strategic initiatives as well as individual performance. The Compensation Committee also may, from time to time, grant equity compensation awards to the NEOs in order to further align their interests with AAMC’s stockholders. We believe that the following elements of compensation are appropriate in light of our strategic initiatives, industry, current challenges and environment.

Base Salary. Base salaries for our NEOs are established based on individual qualifications and job responsibilities while taking into account compensation levels at similarly situated companies for similar positions.

Base salaries of the NEOs are expected to be reviewed annually during the performance appraisal process with adjustments made based on market information, internal review of the executive officer’s compensation in relation to other officers, the individual performance of the executive officer and our corporate performance as well as the performance of Front Yard, as our primary asset management client. Salary levels are also considered upon a promotion or other change in job responsibility. Salary adjustment recommendations will be based on our overall performance and an analysis of compensation levels necessary to maintain and attract quality personnel. The Compensation Committee will set the base salary for the Co-Chief Executive Officers and approve the base salaries for all other NEOs.

Annual Cash Incentive Compensation. Pursuant to our annual incentive philosophy, our executives can earn cash awards as determined by the Compensation Committee. Our philosophy provides the Compensation Committee and our management with the authority to establish incentive award guidelines, which are further discussed below.

Equity Awards under the 2012 Equity Incentive Plan. The Company adopted the 2012 Equity Incentive Plan to afford an incentive to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates to continue as officers, non-employee directors, employees, advisors or consultants, to increase their efforts on behalf of AAMC and to promote the success of AAMC’s business. From time to time, the Compensation Committee, as administrator of the 2012 Equity Incentive Plan, grants awards to our NEOs in addition to their annual cash incentive compensation. For further information on our 2012 Equity Incentive Plan, please see “–2012 Equity Incentive Plan” below. Because shares available for grant under the 2012 Equity Incentive Plan have been reduced over the past seven years to 2,442 shares, the Compensation Committee will be considering increasing the number of shares available for grant under the 2012 Equity Incentive Plan or the development and implementation of a new equity incentive plan to provide additional shares available for grant to our directors, officers and key employees in future periods. Any such increase in shares authorized under the 2012 Equity Incentive Plan or development of a new equity incentive plan would be subject to the prior approval of our stockholders at the 2020 Annual Meeting of Stockholders.

2019 Compensation Determinations

Under AAMC’s annual cash incentive compensation plan, our NEOs during the 2019 calendar year can earn cash incentive compensation awards as determined by the Compensation Committee. The Compensation Committee and management have the authority to establish incentive compensation award guidelines. Each NEO has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2019, 28-46% of total annual cash target compensation was payable to our NEOs based upon achievement of certain Company and individual performance levels. The appropriate targeted percentage varies based upon the nature and scope of each NEO’s responsibilities.

Our annual incentive-based cash compensation is structured to motivate executives to achieve key performance objectives by rewarding the executives for such achievement. We seek to accomplish this by utilizing a balanced methodology that incorporates multiple financial and non-financial performance objectives developed through our annual strategic planning process. The Compensation Committee also determined that there were certain goals for the Front Yard business being managed by the executive officers given that the achievement of Front Yard's goals would enable Front Yard to meet performance targets that could translate into higher asset management revenues for AAMC.

For 2019, corporate goals for both Front Yard and AAMC were developed by our Compensation Committee and included targets pertaining to (a) a renegotiation of the asset management agreement between AAMC and Front Yard in order to provide better termination fee protection to AAMC, prevent the asset management fees from continuing to decrease under the asset management agreement and provide a simpler market approach in the asset management agreement for AAMC to increase the fees payable to AAMC while enabling Front Yard to achieve general and administrative expense load more in line with industry standards, (b) further optimizing Front Yard’s debt facilities to cap and/or fix interest rate exposure, (c) completing the internalization of Front Yard's property management of its approximately 8,000 remaining externally managed rental properties on an accelerated basis to ensure Front Yard’s entire portfolio is internally managed, (d) improving and/or rationalizing the rental property operating metrics of Front Yard, (e) when permitted, adding additional revenue streams to AAMC that do not adversely affect the services provided to Front Yard under the asset management agreement, and (f) developing options to address the Series A Preferred Stock of AAMC.

This incentive compensation structure is intended to align the goals of our incentive eligible employees with the overall success of AAMC and Front Yard, as AAMC’s primary client, and ultimately with the interests of our stockholders.

The Company’s Compensation Committee reviewed the recommendation of the Chief Executive Officer with respect to the annual incentive compensation of Messrs. Lowe and Gray and could determine to amend such annual incentive compensation based on such factors as it determines are appropriate, including market information and individual performance. In coming to his recommendation to the Compensation Committee regarding the annual incentive compensation for Messrs. Lowe and Gray, the Chief Executive Officer has historically considered those elements of the AAMC executive scorecard that are attributable to Front Yard's and AAMC's performance. In light of AAMC's focus throughout 2019 on Front Yard's strategic alternatives review process, the integration of all external property management onto Front Yard's internal property management platform and the renegotiation and amendment of the asset management agreement between Front Yard and AAMC, AAMC did not approve separate executive scorecard metrics attributable to Front Yard's and AAMC's performance for 2019. The Front Yard strategic alternative review process resulted in the proposed acquisition of Front Yard by affiliates of Amherst Residential, LLC (“Amherst”) pursuant to an Agreement and Plan of Merger, dated as of February 17, 2020. The integration of Front Yard's property management onto the internal platform was successfully completed well ahead of schedule, and the renegotiation of the asset management agreement resulted in a new amended and restated asset management agreement in May 2019 that addressed the goals of both Front Yard and AAMC.

In light of the Compensations Committee's review of these important successful initiatives, balanced against the operating challenges faced by Front Yard following the transfer of more than 12,000 properties onto Front Yard's internal property management platform, the Compensation Committee approved the following cash incentive compensation awards to our NEOs: an annual cash bonus of $300,000 to Mr. Ellison, or 66.7% of his aggregate target cash bonus opportunity; an annual cash bonus of $350,000 to Mr. Lowe, or 87.5% of his aggregate target cash bonus opportunity; and an annual cash bonus of $150,000 to Mr. Gray, or 71.4% of his aggregate bonus opportunity. The Compensation Committee determined to award these bonuses, which were in line with the cash bonuses paid to the executives for 2018 in order to continue to incentivize them, considering the determination that the compensation to the executives continued to be lower than the median compensation to executives in similar companies, while ensuring that our NEOs' year-end incentive compensation payable by AAMC did not increase from the past three years, due to the continued challenging financial performance of AAMC. Such bonuses for our NEOs have not yet been paid and are subject to further events with respect to the Front Yard merger. Please see the Summary Compensation Table under “Executive Compensation” for the actual amounts awarded to our NEOs for 2019 performance.

The base salary paid and the annual cash incentive compensation approved for our NEOs totaled $2,129,461 in the aggregate for 2019, or approximately 14.9% of the management fees of $14,299,627 paid by Front Yard to AAMC. Of such $2,129,461 for our NEOs, 62.4% or $1,329,461 was paid as base salary and 37.6% or $800,000 was approved in the form of annual cash incentive compensation. None of these amounts are reimbursed or paid by Front Yard under the asset management agreement between Front Yard and AAMC, as they are solely designed to be covered by the base management fee paid to AAMC.

Employment Agreements

Prior to the appointment and hiring of Indroneel Chatterjee on January 13, 2020, as our Co-Chief Executive Officer, we have not entered into any employment agreements with any of our NEOs. However, our employment arrangements provided for a base salary and cash incentive compensation based on the overall performance of the executive and their importance to the Company as well as satisfaction of Front Yard and AAMC performance objectives. The NEOs generally, in recent years, have received grants of restricted stock awards under our 2012 Equity Incentive Plan at the discretion of the Compensation Committee, as the 2012 Equity Incentive Plan administrator. In addition, the executives receive benefits such as participation in our health care plan and an opportunity to participate in a contributory retirement plan. AAMC reimburses each executive for reasonable costs properly incurred by such executive in the course of his or her employment with us including, without limitation, reimbursement of relocation expenses, if relocation is required, and the provision of certain allowances as described in the Executive Compensation section below. Although Mr. Chatterjee was not employed during 2019, his employment agreement with the Company provides for a base salary, a minimum annual bonus (with an opportunity to achieve a higher annual bonus depending on performance), a sign on bonus that is forfeitable, if he departs the Company within the first two years, and grants of inducement restricted stock and option awards that are both service- and market-based. Mr. Chatterjee is also entitled to participate in the Company's health and retirement plans as well as reimbursement of certain relocation benefits in connection with his relocation to the U.S. Virgin Islands.

In addition, in the event that an executive's employment is terminated by us without “cause” the executive may receive severance benefits of up to six months’ base salary. “Cause” generally is defined as either (i) any willful or grossly negligent conduct (including, but not limited to, fraud or embezzlement) committed by the executive in connection with his/her employment, which conduct in the reasonable determination of the Board of Directors has had or will have a material detrimental effect on our business, or (ii) the executive’s conviction of, or entering into a plea of nolo contendere to, a felony involving fraud or embezzlement or such other crime that may bring disrepute upon us, whether or not committed in the course of his or her employment. In these instances, we would also pay standard relocation costs to relocate the executive to their previous domicile prior to being relocated to the U.S. Virgin Islands or the Cayman Islands, as applicable.

Each of our executives during the 2019 calendar year had executed an Employee Intellectual Property and Confidentiality Agreement at the time they joined AAMC that contains covenants to maintain our confidential information and that all developments by such executive shall be our property. Mr. Chatterjee's agreement to confidentiality and intellectual property is included in his employment agreement with AAMC.

2012 Equity Incentive Plan

In December 2012, our prior Board of Directors and AAMC’s sole stockholder approved and implemented the 2012 Equity Incentive Plan. The purpose of the 2012 Equity Incentive Plan is to provide additional incentives to key employees, Directors and other key individuals to make extraordinary contributions to the Company, to assist with the retention of key employees, Directors and other key individuals and to align their interests with the interests of our stockholders. The 2012 Equity Incentive Plan is administered by the Compensation Committee, who authorizes the award of restricted stock, options, stock appreciation rights, stock purchase rights or other equity-based awards to our employees. Options awarded under the 2012 Equity Incentive Plan, if any, may be either “incentive stock options” as defined in Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee. Currently, other than restricted stock awards with vesting terms, the Compensation Committee does not expect to grant any options, stock appreciation rights, stock purchase rights or other equity-based awards under the 2012 Equity Incentive Plan.

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

2019 Equity Awards

On January 23, 2019, the Compensation Committee awarded Mr. Ellison an aggregate of 39,355 shares of AAMC restricted stock with a grant date fair value of $1,0499,991, Mr. Lowe an aggregate of 9,730 shares of AAMC restricted stock with a grant date fair value of $259,596 and Mr. Gray an aggregate of 5,622 shares of AAMC restricted stock with a grant date fair value of $149,995. The grant date value of $26.68 per share was determined based on the average of the high and low sales prices on January 23, 2019. Each of these awards vest in three equal annual installments on each of January 23, 2020, 2021 and 2022. The award of these shares is included in the “Summary Compensation Table” because the grants were made during the 2019 fiscal year.

In determining the awards for our NEOs, the Compensation Committee considered the valuable and substantial contributions they had made to achieving Front Yard's and AAMC’s strategic objectives, the importance to us of retaining and incentivizing them and the desire to have their cash compensation reduced and converted into the restricted stock awards so that the benefits of such grants only would be realized if the Company’s stock price were to increase.

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

Employee Relocation Program. In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer a relocation package to individuals who are relocating to the U.S. Virgin Islands or the Cayman Islands to work (the “Employee Relocation Program”). The Employee Relocation Program includes relocation benefits such as moving expenses, home sale support, a housing allowance, payment of applicable children’s school tuition fees and payment of “home leave” travel for return trips to the continental United States, in each case subject to certain limits and exceptions. Upon a participant’s departure after at least one year of service or termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. We believe that our Employee Relocation Program is necessary to attract and retain talent that is critical to our success. For 2019, each of Messrs. Ellison, Lowe and Gray received benefits under the Employee Relocation Program as set forth in the “Summary Compensation Table” below and accompanying footnotes. In 2018, in reviewing our relocation program against other off-shore companies for 2017 compensation decisions, F.W. Cook had advised that our packages, although given to more executives than the comparable offshore entities, were generally lower in amount than the comparable offshore companies and, therefore were within approximately 5% of the median benefits provided at such comparable offshore companies. For 2019 compensation-related decisions, the Compensation Committee determined to continue to rely on the 2018 report of F.W. Cook in determining not to materially change AAMC’s relocation plan.

Preferred Stock Plan. Following stockholder approval at the 2016 Annual Meeting of Stockholders, we implemented AAMC’s 2016 Employee Preferred Stock Plan (the “Preferred Stock Plan”). The Preferred Stock Plan authorizes the grant of restricted non-voting Preferred Stock to AAMC’s U.S. Virgin Islands employees. The Preferred Stock Plan was created to induce certain employees to relocate and work in the U.S. Virgin Islands, remain in the employ of AAMC and provide additional incentive to promote the success of AAMC. On January 5, 2017, our Board of Directors authorized the acquisition of 100 shares of Series B Preferred Stock by Mr. Ellison and 100 shares of Series C Preferred Stock by Mr. Gray. In February 2018 and 2019, AAMC declared and paid dividends on the Preferred Stock held by Messrs. Ellison and Gray as well as other U.S. Virgin Islands employees of AAMC related to the 2017 and 2018 fiscal years, respectively. In addition, AAMC declared and paid dividends on the Preferred Stock held by Messrs. Ellison and Gray as well as other U.S. Virgin Islands employees of AAMC related to the 2019 fiscal year. Details regarding the dividends paid to Messrs. Ellison and Gray in each year are set forth in the footnotes to their “Other Compensation” column of the “Summary Compensation Table” below. Because Mr. Lowe is not located in the U.S. Virgin Islands, he does not participate in the Preferred Stock Plan.

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

Potential Payments upon Termination or Change in Control

Below is a description of the amounts payable to each currently employed NEO, assuming the executive’s employment had terminated under various scenarios as of December 31, 2019. Due to the number of factors that affect the nature and amount of any benefits under the various scenarios, actual amounts paid or distributed may be different.

Under our employment arrangements with each of Messrs. Ellison, Lowe and Gray, in the event that his employment is terminated by us without “cause,” he may receive severance benefits of up to six months’ base salary. In these instances, we would also pay standard relocation costs to relocate the executive to his previous domicile prior to being relocated to the U.S. Virgin Islands or the Cayman Islands, as applicable. If any of our executives’ employment is terminated for cause, his employment may be terminated without notice and with no liability to make any further payment to him, other than amounts accrued and unpaid as of the date of his termination.

In order to obtain the benefits provided under each executive’s termination provisions, the executive would first be required to execute a release of claims with us that would include a waiver and release of any and all claims he may have against us. As of December 31, 2019, the separation payment each executive would have received upon termination, other than for cause, based on a six-month separation payment, would have been $237,500 for Mr. Ellison, $237,500 for Mr. Lowe and $192,500 for Mr. Gray, as well as six months of medical insurance benefits for continued medical insurance benefits with a value of approximately $14,725 for Mr. Ellison, $13,986 for Mr. Lowe and $21,562 for Mr. Gray. Under the terms of their outstanding restricted stock award agreements, each of Messrs. Ellison, Lowe and Gray would have vested, and Mr. Ellison would have received vesting of common stock with a value of $847,296, Mr. Lowe would have received vesting of common stock with a value of $152,300 and Mr. Gray would have received vesting of common stock with a value of $88,710, based on AAMC’s closing stock price of $12.35 per share on December 31, 2019.

The Compensation Committee may in its discretion revise, amend or add to the benefits of each executive officer.

None of our executive officers currently has an arrangement in which they would be entitled to a payment on a change of control of AAMC, other than payments for termination described above to the extent the surviving party in a change of control transaction assumes the employment arrangements described above. Our NEOs also have change in control agreements with Front Yard that provide for the payment of certain change in control compensation by Front Yard to such NEOs if, within two years of a “Change of Control” of Front Yard (as defined therein), the executive is terminated without “Cause” (as defined therein) or terminates his employment with us for “Good Reason” (as defined therein). Pursuant to such change in control agreements with Front Yard, the obligation to pay the change in control amount is the obligation of Front Yard, not AAMC. Such payments would be reduced to the extent of AAMC severance payment amounts described above.

Summary Compensation Table

The following table discloses compensation received by our NEOs for the fiscal years 2017, 2018 and 2019.

Name and Principal Position	Year	Salary (1)		Stock Awards		Non-Equity Incentive Compensation (2)	All Other Compensation (3)		Total
George G. Ellison, Chief Executive Officer	2017	$450,000		$1,270,167	(5)	$450,000	$498,090	(6)	$2,668,257
	2018	450,000		1,055,992	(5)	300,000	650,239	(6)	2,456,231
	2019	472,692	(4)	1,049,991	(5)	300,000	1,395,353	(6)	3,218,036
Robin N. Lowe, Chief Financial Officer	2017	$450,000		$—		$400,000	$108,137	(9)	$958,137
	2018	450,000		249,987	(8)	350,000	87,387	(9)	1,137,374
	2019	472,692	(7)	259,596	(8)	350,000	89,197	(9)	1,171,485
Stephen H. Gray, General Counsel and Secretary	2017	$361,538	(10)	$—		$210,000	$259,245	(12)	$830,783
	2018	373,462	(10)	150,005	(11)	150,000	241,247	(12)	914,714
	2019	384,077	(10)	149,995	(11)	150,000	448,286	(12)	1,132,358
__________________

(1)	Represents amounts paid by AAMC in the corresponding year.

(2)
Consists of the cash annual incentive compensation related to performance in each year and generally awarded in the first quarter of the following year. For example, non-equity incentive compensation earned in 2018 was paid in February 2019. The non-equity incentive compensation approved for Mr. Ellison, Mr. Lowe and Mr. Gray, in the amounts of $300,000, $350,000 and $150,000, respectively, has not yet been paid by the Company and are subject to further events with respect to the Front Yard merger.

(3)
Consists of contributions from AAMC to each executive officer for relocation expenses, as applicable; supplemental living expenses; car allowances, as applicable; education allowances, as applicable; travel allowances and medical benefits, as detailed below more fully in the respective footnotes below.

(4)	The amount provided in 2019 represents Mr. Ellison’s increase in base salary to $475,000 for the period of February 1, 2019 to December 31, 2019.

(5)
On March 7, 2017, Mr. Ellison received a grant of 16,164 shares of restricted stock with a grant date fair value of $1,270,167, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of March 7, 2018, 2019 and 2020. On February 20, 2018, Mr. Ellison received a grant of 16,487 shares of restricted stock with a grant date fair value of $1,055,992, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021. On January 23, 2019, Mr. Ellison received a grant of 39,355 shares of restricted stock with a grant date fair value of $1,049,991, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of January 23, 2020, 2021 and 2022.

(6)
The amount in 2017 includes $67,394 for supplemental living expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, $22,596 in medical and life insurance benefits, $8,100 of 401(k) employer matching contributions and an aggregate dividend of $400,000 on his 100 shares of Series B Preferred Stock in March 2017. The amount in 2018 includes $63,325 for supplemental living expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, $28,814 in medical insurance benefits, $8,100 of 401(k) employer matching contributions and an aggregate dividend of $550,000 on his 100 shares of Series B Preferred Stock in February 2018. The amount in 2019 includes $63,849 for supplemental living expenses relating to Mr. Ellison’s employment in the U.S. Virgin Islands, $28,254 in medical insurance benefits, $8,250 of 401(k) employer matching contributions, an aggregate dividend of $647,500 on his 100 shares of Series B Preferred Stock in February 2019 related to the 2018 fiscal year and an aggregate dividend of $647,500 on his 100 shares of Series B Preferred Stock in December 2019 related to the 2019 fiscal year.

(7)	The amount provided in 2019 represents Mr. Lowe’s increase in base salary to $475,000 for the period of February 1, 2019 to December 31, 2019

(8)
On February 20, 2018, Mr. Lowe received a grant of 3,903 shares of restricted stock with a grant date fair value of $249,987, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021. On January 23, 2019, Mr. Lowe received a grant of 9,730 shares of restricted stock with a grant date fair value of $259,596, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of January 23, 2020, 2021 and 2022.

(9)
The amount provided in 2017 includes $80,040 for expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $74,400 for supplemental living expenses under his relocation package and $5,640 for rental car reimbursement, plus $3,658 for Cayman Islands government-required pension benefits and $24,439 in medical insurance benefits. The amount provided in 2018 includes $55,714 for supplemental living expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $52,400 for supplemental living expenses under his relocation package and $3,314 for home travel leave expenses, plus $5,448 for Cayman Islands government-required pension benefits and $26,225 in medical insurance benefits. The amount provided in 2019 includes $56,179 for supplemental living expenses relating to Mr. Lowe’s employment in the Cayman Islands, consisting of $48,000 for supplemental living expenses under his relocation package and $8,179 for home travel leave expenses, plus $5,179 for Cayman Islands government-required pension benefits and $27,839 in medical insurance benefits.

(10)
The amount provided in 2017 represents Mr. Gray’s increase in base salary to $365,000 for the period of March 26, 2017 to December 31, 2017. The amount provided in 2018 represents Mr. Gray’s increase in base salary to $375,000 for the period of February 25, 2018 to December 31, 2018. amount provided in 2019 represents Mr. Gray’s increase in base salary to $385,000 for the period of February 1, 2019 to December 31, 2019

(11)
On February 20, 2018, Mr. Gray received a grant of 2,342 shares of restricted stock with a grant date fair value of $150,005, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of February 20, 2019, 2020 and 2021. On January 23, 2019, Mr. Gray received a grant of 5,622 shares of restricted stock with a grant date fair value of $149,995, which was determined based on the average of the high and low sales prices of our common stock on the date of grant. These restricted shares are subject to service-based vesting requirements and will vest ratably on each of January 23, 2020, 2021 and 2022.

(12)
The amount provided in 2017 includes $115,837 for expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands, consisting of $50,551 for supplemental living and storage expenses under his relocation package, $55,058 of education expense for his minor children and $10,228 of home travel leave expenses, plus $13,500 in 401(k) employer matching contributions, $29,908 in medical and life insurance benefits, and an aggregate dividend of $100,000 on his 100 shares of Series C Preferred Stock in March 2017. The amount provided in 2018 includes $63,288 for supplemental living and storage expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands plus $13,500 in 401(k) employer matching contributions, $39,459 in medical insurance benefits, and an aggregate dividend of $125,000 on his 100 shares of Series C Preferred Stock in February 2018. The amount provided in 2019 includes $63,849 for supplemental living expenses relating to Mr. Gray’s employment in the U.S. Virgin Islands, $13,750 in 401(k) employer matching contributions, $40,687 in medical insurance benefits, an aggregate dividend of $165,000 on his 100 shares of Series C Preferred Stock in February 2019 related to the 2018 fiscal year and an aggregate dividend of $165,000 on his 100 shares of Series C Preferred Stock in December 2019 related to the 2019 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the restricted stock awarded in 2014, 2015 and 2017 through 2019, as applicable, to each of the persons named in the Summary Compensation Table. There were no options granted to any of our NEOs. The number and value of shares of restricted stock held by our NEOs that had not vested at December 31, 2019 are provided in columns (g) and (h) below.

	OPTION AWARDS			RESTRICTED STOCK AWARDS
(a)	(b)	(e)	(f)	(g)		(h)
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
George G. Ellison	—	$—	—	68,607	(3)	$847,296
Robin N. Lowe	—	—	—	12,332		152,300
Stephen H. Gray	—	—	—	7,183		88,710

______________

(1)
The number of shares in column (g) represent the awards of restricted stock under AAMC’s 2012 Equity Incentive Plan that remain unvested as follows: (a) Mr. Ellison received 44,132 restricted shares of common stock on February 17, 2015 with a grant date fair value of $7,988,982, of which 12,873 shares remain unvested at December 31, 2019; (b) Mr. Ellison received 16,164 restricted shares of common stock on March 7, 2017 with a grant date fair value of $1,270,167, of which 5,388 remain unvested at December 31, 2019; (c) Mr. Ellison received 16,487 restricted shares of common stock on February 20, 2018 with a grant date fair value of $1,055,992, of which 10,991 remain unvested at December 31, 2019; (d) Mr. Ellison received 39,355 restricted shares of common stock on January 23, 2019 with a grant date fair value of $1,049,991, all of which remain unvested at December 31, 2019; (e) Mr. Lowe received 3,903 restricted shares of common stock on February 20, 2018 with a grant date fair value of $249,987, of which 2,602 remain unvested at December 31, 2019; (f) Mr. Lowe received 9,730 restricted shares of common stock on January 23, 2019 with a grant date fair value of $259,596, all of which remain unvested at December 31, 2019; (g) Mr. Gray received 2,342 restricted shares of common stock on February 20, 2018 with a grant date fair value of $150,005, of which 1,561 remain unvested at December 31, 2019; and (h) Mr. Gray received 5,622 restricted shares of common stock on January 23, 2019 with a grant date fair value of $149,995, all of which remain unvested at December 31, 2019.

(2)	Market value was calculated by multiplying the number of shares in column (g) by $12.35, which was the closing price of AAMC’s common stock as quoted on NYSE American on December 31, 2019.

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

Option Exercises

None of our NEOs had any options to purchase our common stock during 2019. Therefore, none of our NEOs exercised any options during the year ended December 31, 2019.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2019. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ricardo C. Byrd	$112,500	$13,277	$125,777
John A. Engerman	47,719	—	47,719
John P. de Jongh Jr.	143,750	13,277	157,027
Nathaniel Redleaf (2)	—	—	—
___________

(1)
Each of Mr. Byrd and Gov. de Jongh received 933 shares of common stock of AAMC on June 20, 2019 for service on the Board from May 26, 2018, the day after the 2018 Annual Meeting of Stockholders to June 20, 2019, the date of the 2019 Annual Meeting of Stockholders. The number of shares granted was based on a share price of $64.30, which is the average of the high and low sales prices of our common stock on May 24, 2018, and represents the grant date fair value of such shares under FASB ASC 718. The value of the shares set forth in the table above is based on the average of the high and low sale prices of our common stock on the date of issuance, June 20, 2019, of $14.23 per share.

(2)
Pursuant to Luxor’s policies and procedures, Mr. Redleaf is not entitled to receive any compensation for his membership on our Board of Directors or committees thereof. Mr. Redleaf stepped down from the Board effective June 20, 2019.

On June 21, 2019, Messrs. Byrd and Engram and Governor de Jongh, being the non-management members of the Board of Directors serving as of such date, were each awarded 4,231 shares of restricted stock under the Company’s 2012 Equity Incentive Plan for their service to the Board for the period commencing June 21, 2019 to the date of the 2020 Annual Meeting of Stockholders. Upon vesting, each such Director will receive 4,231 shares of our common stock. Such number of shares was determined dividing $60,000 by the average of the high and low prices, or $14.18 per share, of AAMC common stock on June 21, 2019 and represents the grant date fair value calculated in accordance with FASB ASC 718.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2020 by:

•	each Director and NEO of AAMC;

•	all Directors and executive officers of AAMC as a group; and

•	all persons known by AAMC to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by Directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 1,626,259 shares issued and outstanding as of April 23, 2020, which does not include 1,310,480 shares held by us in treasury. Unless otherwise indicated, the address of all persons below is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of April 23, 2020

Name of Beneficial Owner:	Amount	Percent
William C. Erbey (1)	805,749	49.5%
Putnam Investments, LLC (2)	181,490	11.2%
Snow Park Capital Partners, LP (3)	84,714	5.2%

Directors and NEOs:	Amount	Percent
George G. Ellison (4)	46,295	2.8%
Indroneel Chatterjee (5)	—	—
Robin N. Lowe (6)	25,513	1.6%
Stephen H. Gray (7)	5,600	*
Ricardo C. Byrd (8)	8,269	*
John A. Engerman (8)	4,231	—
John P. de Jongh, Jr. (8)	6,109	*
All Directors and Executive Officers as a Group (7 persons) (9)	96,017	5.9%
___________

*	Less than 1%

(1)
Based on information contained in a Schedule 13D/A filed by Mr. Erbey on May 20, 2019, a Form 4 filed by Mr. Erbey on May 31, 2019 and a Form 4 filed by Mr. Erbey on June 3, 2019. Includes: (a) 26,293 shares of common stock held by the Carisma Trust, a Nevada trust, the trustee of which is Venia, LLC, a Nevada limited liability company (“Venia”) and (b) 696,029 shares of common stock held by Salt Pond Holdings, LLC, a U.S. Virgin Islands limited liability company (“Salt Pond”) of which the Christiansted Trust, a U.S. Virgin Islands trust (the “C-Trust”), the Frederiksted Trust, a U.S. Virgin Islands trust (the “F-Trust”), and Erbey Holding Corporation, Inc., a Delaware corporation (“Erbey Holding”) are members. Erbey Holding is wholly owned by the Carisma Trust, the trustee of which is Venia (together with Mr. Erbey, E. Elaine Erbey (“Mrs. Erbey”), Erbey Holding, Salt Pond, the C-Trust, the F-Trust and the Carisma Trust, the “Reporting Persons”). The members of Venia are Mrs. Erbey, John Erbey (Mr. Erbey’s brother) and Andrew Burnett, although Mr. Erbey is given sole investment and voting control over any securities owned by Venia or the Carisma Trust. Mr. Erbey, John Erbey, Mrs. Erbey and Salt Pond are co-trustees of the C-Trust. Mr. Erbey, John Erbey, and Salt Pond are co-trustees of the F-Trust. Mr. Erbey, Erbey Holding, the C-Trust, the F-Trust, the Carisma Trust and Venia each may be deemed to beneficially own the 696,029 shares of common stock held by Salt Pond.

(2)
Based on information contained in a Schedule 13G/A jointly filed with the SEC on February 14, 2020 by Putnam Investments, LLC, Putnam Investment Management, LLC, the Putnam Advisory Company, LLC and Putnam Equity Spectrum Fund (collectively, “Putnam”). Includes 156,050 shares as to which sole voting power is claimed, 181,490 shares as to which sole dispositive power is claimed and zero shares as to which shared voting power and shared dispositive power is claimed. Putnam’s address is 100 Federal Street, Boston, Massachusetts 02110.

(3)
Based on information contained in a Schedule 13G/A jointly filed with the SEC on February 10, 2020 by Snow Park Capital Markets, LP, Snow Park Capital Management, LLC, Snow Park Capital Partners GP, LLC and Jeffrey Pierce (collectively, “Snow Park”). Includes 84,714 shares as to which shared voting power and shared dispositive power is claimed and zero shares as to which sole voting and dispositive power is claimed. Snow Park’s address is 1345 Avenue of the Americas, Office 33-023, New York, NY 10105.

(4)
Does not include an aggregate of 42,765 restricted shares of our common stock granted under the 2012 Equity Incentive Plan that do not vest within 60 days after April 23, 2020. Mr. Ellison also owns 100 shares of Series B Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(5)	Does not include 60,000 stock options or 60,000 restricted shares of common stock granted as an inducement award that do not vest or become exercisable within 60 days after April 23, 2020.

(6)	Does not include an aggregate of 7,787 restricted shares of our common stock granted under the 2012 Equity Incentive Plan that do not vest within 60 days after April 23, 2020.

(7)
Does not include an aggregate of 4,528 restricted shares of our common stock granted under the 2012 Equity Incentive Plan that do not vest within 60 days after April 23, 2020. Mr. Gray also owns 100 shares of Series C Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(8)
Includes 4,231 shares issuable to each of Messrs. Byrd and Engerman and Governor de Jongh for service on our Board of Directors for the 2019 to 2020 service year that vest within 60 days after April 23, 2020.

(9)
Includes Messrs. Ellison, Chatterjee, Lowe, Gray, Byrd and Engerman and Governor de Jongh. Does not include an aggregate of 60,000 stock options granted to Mr. Chatterjee or 115,080 restricted shares of common stock granted to Messrs. Ellison, Chatterjee, Lowe and Gray because such stock options or restricted shares do not become exercisable or vest, respectively, within 60 days after April 23, 2020.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2019 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:
2012 Equity Incentive Plan	127,013	$2.77	2,442

Equity Compensation Plans Not Approved by Security Holders:
None	—	—	—
Total	88,429	$2.75	54,922

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

On January 30, 2020, as approved in connection with his appointment as our Co-Chief Executive Officer on January 13, 2020, Mr. Chatterjee was granted inducement equity awards that were made outside of our 2012 Equity Incentive Plan but are otherwise subject to the terms and conditions of the 2012 Equity Incentive Plan. Such initial equity award qualified as “inducement awards” for purposes of the NYSE American's exemption from stockholder approval requirements for inducement awards. The equity awards consisted of options to purchase 60,000 shares of common stock and 60,000 restricted shares. The options are subject to vesting following the achievement of certain trading price targets and further time-based vesting criteria thereafter. The restricted shares will vest annually over a four-year period following the date of grant.

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

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that all of the Company’s reporting persons complied with their Section 16(a) filing requirements in 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Board of Directors has adopted policies and procedures for the review, approval and monitoring of transactions involving AAMC and related persons (Directors, nominees for election as Director and NEOs or their immediate family members or stockholders owning 5% or greater of the Company’s outstanding stock or their immediate family members) within our written Code of Business Conduct and Ethics, which is available at www.altisourceamc.com. The policies and procedures are not limited to related person transactions that meet the threshold for disclosure under the relevant SEC rules as the policies and procedures broadly cover any situation in which a conflict of interest may arise.

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

On May 7, 2019, we entered into an amended and restated asset management agreement (the “Amended AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee.

The management fees payable under the Amended AMA are subject to ongoing performance thresholds and an aggregate fee cap aimed to prevent such fees from increasing Front Yard's general and administrative expenses above industry standards based on the size of its gross real estate asset base. The Amended AMA also provides Front Yard more flexibility in return for a termination fee to us that we believe reflects industry norms.

For additional information regarding our asset management agreements with Front Yard, refer to Note 6, “Related-party Transactions” of the consolidated financial statements included within the Original Form 10-K filed with the SEC on February 28, 2020.

Aggregate Management Fees and Expense Reimbursements Paid to AAMC by Front Yard in 2019

In 2019, the aggregate fees paid to AAMC under the asset management agreements by Front Yard were $14,299,627 in management fees and $1,462,805 in expense reimbursements.

No Incentive Fee under the Amended AMA or Incentive Management Fee under the Former AMA was payable to us during 2019 because Front Yard's return on invested capital (as defined in the Former AMA) for the previous seven quarters was below the required hurdle rate.

To date, no incentive fees have been paid by Front Yard to AAMC under the Amended AMA.

Equity Plans

Options Granted in Separation from ASPS

In connection with our separation from ASPS in December 2012, we adopted the 2012 Equity Plan. In the separation transaction, we issued options to purchase 242,771 shares of our common stock with a weighted average exercise price of $1.52 per share at December 31, 2012 under the 2012 Equity Plan to ASPS employees holding ASPS stock options immediately prior to the separation, representing the same exchange ratio as the separation transaction of one share for every ten shares represented by the ASPS options. These options expire on the same dates as they expired under the ASPS plans. Because the options were granted as part of the separation to holders of ASPS stock options, no share-based compensation related to these options is included in our consolidated financial statements appearing in our Annual Report on Form 10-K. None of these options have ever been held by, or were exercised by, any of our NEOs. No additional shares of common stock are issuable under the 2012 Equity Plan other than shares of restricted stock issuable to our Directors and employees.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the NYSE, which governs the NYSE American where our common stock is listed.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with AAMC are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board of Directors has determined that Messrs. Byrd, Engerman and de Jongh are independent Directors and were independent Directors during their service in the 2019 fiscal year. In addition, Mr. Redleaf was an independent Director during his service in the 2019 fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2019 and 2018:

Category	2019	2018
Audit Fees	$450,666	$401,475
Audit-Related Fees	—	30,000
Tax Fees	46,957	28,000
All Other Fees	—	—
Total	$497,623	$459,475

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed for audit-related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” Such fees include a quality assurance review of our internal audit function for the year ended December 31, 2018. We did not incur any such other fees for the year ended December 31, 2019.

Tax Fees. This category would include the aggregate fees billed for professional services rendered by the independent registered public accounting firm for tax compliance and tax planning.

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2019 and 2018.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2019 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal year ended December 31, 2019, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

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

3.2
Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2020).

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

21	Schedule of Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2020).
23	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2019).
24	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 28, 2020)
31.1*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.3*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Co-CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Co-CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.3*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	April 29, 2020	By:	/s/	George G. Ellison
George G. Ellison
Co-Chief Executive Officer
Date:	April 29, 2020	By:	/s/	Indroneel Chatterjee
Indroneel Chatterjee
Co-Chief Executive Officer
Date:	April 29, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

	Signature	Title	Date
	/s/ George G. Ellison	Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer)	April 29, 2020
George G. Ellison
	*	Director	April 29, 2020
Ricardo C. Byrd
	*	Director	April 29, 2020
John P. de Jongh, Jr.
	*	Director	April 29, 2020
John A. Engerman
	/s/ Indroneel Chatterjee	Director and Co-Chief Executive Officer (Principal Executive Officer)	April 29, 2020
Indroneel Chatterjee
	/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020
Robin N. Lowe
By:	/s/ George G. Ellison		April 29, 2020
George G. Ellison
Attorney-in-Fact
____________________

*
A signed Power of Attorney authorizing George G. Ellison, Indroneel Chatterjee and Robin N. Lowe, and each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2019 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on February 28, 2020.