Form 10-Q
period 2020-03-31
Altisource Asset Management Corp
filed 2020-05-11
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 4, 2020, 1,626,259 shares of our common stock were outstanding (excluding 1,310,480 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2020

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy and the business strategy of Front Yard;

•	our ability to retain Front Yard as a client;

•	the likelihood that Front Yard will terminate our asset management agreement with Front Yard;

•	our ability to retain key employees;

•	our ability to develop and implement new businesses or, to the extent such businesses are developed, our ability to make them successful or sustain the performance of any such businesses;

•	our ability to retain and maintain our strategic relationships;

•	the ability of Front Yard to generate returns in amounts that would enable our management fees to increase;

•	our ability to obtain additional asset management clients;

•	the potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers;

•	our ability to effectively compete with our competitors;

•	Front Yard's ability to complete future or pending transactions;

•	the failure of our service providers to effectively perform their obligations under their agreements with us;

•	our ability to integrate newly acquired rental assets into Front Yard’s portfolio;

•	our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;

•
developments in the litigations regarding our redemption obligations under the Certificate of Designations of our Series A Convertible Preferred Stock (the “Series A Shares”), including our ability to obtain declaratory relief confirming that we were not obligated to redeem any of the Series A Shares on the March 15, 2020 redemption date since we did not have funds legally available to redeem all, but not less than all, of the Series A Shares requested to be redeemed on that redemption date;

•	our failure to maintain Front Yard’s qualification as a REIT;

•	general economic and market conditions; and

•	governmental regulations, taxes and policies.

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$16,731	$19,965
Short-term investments	—	517
Front Yard common stock, at fair value	19,412	20,046
Receivable from Front Yard	4,140	5,014
Prepaid expenses and other assets	2,588	1,609
Total current assets	42,871	47,151

Non-current assets:
Right-of-use lease assets	4,157	4,339
Other non-current assets	2,027	1,758
Total non-current assets	6,184	6,097
Total assets	$49,055	$53,248

Current liabilities:
Accrued salaries and employee benefits	$4,650	$5,407
Accounts payable and accrued liabilities	1,617	1,328
Short-term lease liabilities	270	265
Total current liabilities	6,537	7,000
Long-term lease liabilities	4,049	4,218
Total liabilities	10,586	11,218

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019; redemption value $250,000	250,000	249,958

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,936,739 and 1,626,259 shares issued and outstanding, respectively, as of March 31, 2020 and 2,897,177 and 1,598,512 shares issued and outstanding, respectively, as of December 31, 2019	29	29
Additional paid-in capital	45,127	44,646
Retained earnings	19,863	23,662
Accumulated other comprehensive loss	(122)	(33)
Treasury stock, at cost, 1,310,480 shares as of March 31, 2020 and 1,298,665 shares as of December 31, 2019	(276,428)	(276,232)
Total stockholders' deficit	(211,531)	(207,928)
Total liabilities and equity	$49,055	$53,248

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Management fees from Front Yard	$3,584	$3,546
Conversion fees from Front Yard	—	29
Expense reimbursements from Front Yard	368	328
Total revenues	3,952	3,903
Expenses:
Salaries and employee benefits	4,544	4,418
Legal and professional fees	1,534	342
General and administrative	1,095	1,039
Total expenses	7,173	5,799
Other income (loss):
Change in fair value of Front Yard common stock	(634)	877
Dividend income on Front Yard common stock	244	244
Other income	37	4
Total other (loss) income	(353)	1,125
Loss before income taxes	(3,574)	(771)
Income tax expense	183	69
Net loss	(3,757)	(840)
Amortization of preferred stock issuance costs	(42)	(51)
Net loss attributable to common stockholders	$(3,799)	$(891)

Loss per share of common stock – basic:
Loss per basic common share	$(2.35)	$(0.56)
Weighted average common stock outstanding – basic	1,615,710	1,582,016

Loss per share of common stock – diluted:
Loss per diluted common share	$(2.35)	$(0.56)
Weighted average common stock outstanding – diluted	1,615,710	1,582,016

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(3,757)	$(840)

Other comprehensive loss:
Currency translation adjustments, net	(89)	12
Total other comprehensive loss	(89)	12

Comprehensive loss	$(3,846)	$(828)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	$29	$45,127	$19,863	$(122)	$(276,428)	$(211,531)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	$29	$42,943	$25,590	$12	$(276,183)	(207,609)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(3,757)	$(840)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	477	698
Change in fair value of Front Yard common stock	634	(877)
Depreciation	108	95
Amortization of operating lease right-of-use assets	182	57
Changes in operating assets and liabilities:
Receivable from Front Yard	874	257
Prepaid expenses and other assets	(1,166)	(540)
Other non-current assets	(329)	319
Accrued salaries and employee benefits	(722)	(3,461)
Accounts payable and accrued liabilities	431	(407)
Operating lease liabilities	(164)	(18)
Net cash used in operating activities	(3,432)	(4,717)
Investing activities:
Investment in short-term investments	—	(642)
Proceeds from maturities of short-term investments	517	570
Investment in property and equipment	(48)	(80)
Proceeds from disposition of property and equipment	—	42
Net cash provided by (used in) investing activities	469	(110)
Financing activities:
Proceeds from stock option exercises	13	—
Shares withheld for taxes upon vesting of restricted stock	(196)	(195)
Payment of tax withholdings on stock option exercises	(9)	—
Net cash used in financing activities	(192)	(195)
Net change in cash and cash equivalents	(3,155)	(5,022)
Effect of exchange rate changes on cash	(79)	5
Cash and cash equivalents as of beginning of the period	19,965	27,171
Cash and cash equivalents as of end of the period	$16,731	$22,154

Supplemental disclosure of cash flow information:
Income taxes paid	$68	$68
Right-of-use lease assets recognized - operating leases	—	2,839
Operating lease liabilities recognized	—	2,826

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2020.

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

Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Shares”) to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the shares of Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we are required to redeem all of the holder's Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Due to the redemption provisions of the Series A Preferred Stock, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we are obligated to redeem any of the Series A Shares under the Certificate, and, consistent with the exclusive forum provisions of our Third Amended and Restated Bylaws, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is currently being briefed by the parties and is expected to be fully submitted to the Court by no later than June 15, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. AAMC has been informed by counsel for Luxor that the complaint in New York will be amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. If Luxor and Putnam were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected.

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

The Series A Preferred Stock is recorded net of issuance costs, which were amortized on a straight-line basis through the first potential redemption date in March 2020.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At March 31, 2020 and December 31, 2019, we had 1,000 and 1,000 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $10,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In December 2019 and February 2019, our Board of Directors declared and paid an aggregate of $1.0 million (in relation to the 2019 fiscal year) and $1.1 million (in relation to the 2018 fiscal year), respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13, as amended, is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language requires these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We adopted this standard on January 1, 2020, and our adoption of the standard did not have a material impact on our consolidated financial statements.

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2020
Recurring basis (assets):
Front Yard common stock	$19,412	$19,412	$—	$—

December 31, 2019
Recurring basis (assets):
Front Yard common stock	$20,046	$20,046	$—	$—

We did not transfer any assets from one level to another level during the three months ended March 31, 2020 or during the year ended December 31, 2019.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of March 31, 2020 and December 31, 2019, representing approximately 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Front Yard common stock	$20,596	$—	$(1,184)	$19,412

December 31, 2019
Front Yard common stock	$20,596	$—	$(550)	$20,046

3. Leases

We lease office space under various operating leases. We currently occupy office space in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. As of March 31, 2020 and December 31, 2019, our weighted average remaining lease term, including applicable extensions, was 8.8 years and 9.1 years, respectively, and we applied a discount rate of 8.4% and 8.4%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three months ended March 31, 2020 and 2019, we recognized rent expense of $0.2 million and $0.1 million, respectively, related to long-term operating leases, and we recognized rent expense of a nominal amount and $0.1 million, respectively, related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of March 31, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$614
2021	633
2022	661
2023	685
2024	707
Thereafter	2,913
Total lease payments	6,213
Less: interest	1,894
Lease liabilities	$4,319
_____________

(1)	Excludes the three months ended March 31, 2020.

4. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2019. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings.  The following updates and restates the description of the previously reported matters:

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. The Court has not yet decided the pending motions.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Altisource Asset Management Corporation v. Luxor Capital Group, LP, et al.

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate of Designations (the “Certificate) of AAMC’s Series A Convertible Preferred Stock (the “Series A Shares”). Under the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is currently being briefed by the parties and is expected to be fully submitted to the Court by no later than June 15, 2020.

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. AAMC has been informed by counsel for Luxor that the complaint in New York will be amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. As described above, AAMC previously filed an action for declaratory relief to confirm its interpretation of the redemption provisions in the Certificate, and intends to vigorously defend itself against the claims by Luxor.

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could potentially be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

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

Expenses and Expense Budget

We are responsible for all of our own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, certain specified employees who provide direct property management services to Front Yard. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by us, Front Yard is required to reimburse us for such reasonable costs and expenses.

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

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which became effective on April 1, 2015, provided for the following management fee structure:

•
Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while Front Yard had 4,500 or more Rental Properties. Because Front Yard had more than 4,500 Rental Properties, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital during the three months ended March 31, 2020 and 2019;

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

6. Share-Based Payments

On January 30, 2020, in order to induce our new Co-Chief Executive Officer to join the Company, we granted 60,000 shares of restricted stock and 60,000 stock options to our newly appointed Co-Chief Executive Officer. The restricted stock and stock options had a weighted average grant date fair value of $13.11 and $10.61, respectively. The restricted stock units will vest in four equal annual installments on each of January 30, 2021, 2022, 2023 and 2024, subject to forfeiture and acceleration. The stock options have an exercise price of $13.11 and consist of two tranches that will vest based on the satisfaction of certain performance criteria and time-based service requirements. The first tranche includes 40,000 stock options and will vest in three allotments beginning on the date the share price equals or exceeds 400% of the exercise price (the “First Performance Goal”). Upon satisfaction of the First Performance Goal, 13,333 options will vest and become exercisable immediately, with the remaining 26,667 options vesting in equal installments on the first and second anniversary of the achievement of the First Performance Goal, subject to forfeiture or expiration. The second tranche of 20,000 stock options will vest in three allotments beginning on the date the share price equals or exceeds 800% of the exercise price of the options (the “Second Performance Goal”). Upon satisfaction of the Second Performance Goal, 6,666 options will vest and become exercisable immediately, with the remaining 13,334 options vesting in equal installments on the first and second anniversary of the Second Performance goal, subject to forfeiture or expiration. All unvested options shall expire on the tenth anniversary of the January 30, 2020 grant date.

On January 23, 2019, we granted 60,329 shares of restricted stock to members of management with a weighted average grant date fair value per share of $26.68. The restricted stock units will vest in three equal annual installments, the first of which occurred on January 23, 2020 with the remaining installments vesting on January 23, 2021 and 2022, subject to forfeiture or acceleration.

Our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings.

We recorded $0.5 million and $0.7 million of compensation expense related to our share-based compensation for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an aggregate $1.5 million and $1.2 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.0 years and 0.8 years, respectively.

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

As of March 31, 2020 and December 31, 2019, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the three months ended March 31, 2020 and 2019.

The following table sets forth the components of our deferred tax assets:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Stock compensation	$79	$114
Accrued expenses	577	669
Net operating losses	357	357
Lease liabilities	915	955
Front Yard common stock	48	—
Other	49	48
Gross deferred tax assets	2,025	2,143
Deferred tax liability:
Right-of-use lease assets	878	922
Front Yard common stock	—	42
Depreciation	2	4
Gross deferred tax liabilities	880	968
Net deferred tax assets before valuation allowance	1,145	1,175
Valuation allowance	(442)	(491)
Deferred tax asset, net	$703	$684

8. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2020	2019
Numerator
Net loss	$(3,757)	$(840)
Amortization of preferred stock issuance costs	(42)	(51)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	(3,799)	(891)

Denominator
Weighted average common stock outstanding – basic	1,615,710	1,582,016
Weighted average common stock outstanding – diluted	1,615,710	1,582,016

Loss per basic common share	$(2.35)	$(0.56)
Loss per diluted common share	$(2.35)	$(0.56)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Three months ended March 31,
	2020	2019
Numerator
Reversal of amortization of preferred stock issuance costs	$42	$51

Denominator
Stock options	11,110	14,180
Restricted stock	50,033	44,043
Preferred stock, if converted	200,000	200,000

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

Our primary client is Front Yard Residential Corporation (“Front Yard”), a publicly traded real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard is currently our primary source of revenue and will drive our results. The services provided to Front Yard by AAMC and the payment terms for such services are governed by an Amended and Restated Asset Management Agreement, dated as of May 7, 2019, between Front Yard and AAMC (the “Amended AMA”).

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

On May 4, 2020, Front Yard and Amherst determined not to close the Merger transaction. Front Yard entered into a Termination and Settlement Agreement with Amherst to terminate that the Merger Agreement. As contemplated by the Termination and Settlement Agreement, Amherst has agreed to pay Front Yard a $25 million cash termination fee, purchase from Front Yard 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) and provide Front Yard with a $20 million committed unsecured multi-draw lending facility. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Merger, the termination of the Merger Agreement has resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC. As such, we expect to continue to provide portfolio management and certain corporate governance services to Front Yard under the Amended AMA.

While the Amended AMA remains in force, we expect that our new Co-Chief Executive Officer will continue to develop and implement new businesses while AAMC continues to provide services to Front Yard. For information on the potential risks to AAMC in relation to potential new business initiatives, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

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

Management Overview

Since joining us in January 2020, our new Co-Chief Executive Officer has been in the process of developing new business initiatives for AAMC. Though our potential new businesses are in the development stage, we expect that they will include asset management services, investments in real estate related assets or other businesses that leverage the experience of our new Co-Chief Executive Officer and our real estate asset acquisition and portfolio management teams. We have also been exploring opportunities to develop lending platforms for mortgage origination and servicing related businesses for which AAMC can collect asset management fees and, potentially, interest income and referral commissions. We have been in the process of forming entities, including a fund structure to raise and manage assets from investors interested in these businesses.

During the first quarter of 2020, we also continued to improve the operating efficiency of Front Yard's internal property management platform, and we have seen significant improvements in Front Yard's occupancy levels, collections of overdue rent balances and unit turn timelines, all of which has translated into improved and “best ever” operating metrics for Front Yard during the first quarter of 2020 despite the country's onset of the COVID-19 pandemic.

We have also continued to target optimized performance of Front Yard's SFR portfolio by marketing certain rental properties for sale that do not meet Front Yard's strategic objectives. During the quarter ended March 31, 2020, we assisted Front Yard in the sale of 73 non-core rental homes on an individual basis, and we have identified 124 non-core rental properties for sale as of March 31, 2020. We also assisted Front Yard in its disposition of 9 non-rental REO properties, and Front Yard has 13 non-rental REO properties remaining to be sold as of March 31, 2020. We believe these non-core asset sales will allow Front Yard to improve its operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as it determine will best serve its our stockholders.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance. However, to date, we have seen little impact on our ability to operate effectively or on our expected cash flows due to COVID-19.

We remain committed to the safety of our employees and to providing quality service to Front Yard. We had previously implemented a robust technology platform to enable us to seamlessly transition to a remote workplace in order to continue our normal operations without disruption to our or Front Yard's business. We are proud of the quality of service, focus and dedication our employees have demonstrated during this unprecedented time.

We believe that our business model is resilient and that we are well positioned to endure the COVID-19 pandemic. For example, despite nation-wide economic challenges stemming from COVID-19, Front Yard’s April 2020 rent collections exceeded 99% of its trailing 12-month average and stabilized leased percentage increased to 97.7% at April 30, 2020.

Asset Management Agreement with Front Yard

For details of the Amended AMA and the former asset management agreement dated as of March 31, 2015 (the “Former AMA”) with Front Yard, see Item 1 - Financial statements (unaudited) - “Note 5. Related Party Transactions.”

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

Under both the Amended AMA and the Former AMA, our revenues also include reimbursements of certain expenses in our management of Front Yard's business, which relate primarily to travel and other out-of-pocket expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. Beginning in January 2020, we are also reimbursed for certain specified employees who provide direct property management services to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard pursuant to the Amended AMA.

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

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Management Fees and Expense Reimbursements

Pursuant to the Amended AMA and Former AMA, we recognized base management fees from Front Yard of $3.6 million and $3.5 million during the three months ended March 31, 2020 and 2019, respectively. The increase in base management fees is primarily driven by the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019.

We recognized conversion fees from Front Yard of $29,000 during the three months ended March 31, 2019. Under the Amended AMA, we no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $0.4 million during the three months ended March 31, 2020 compared to $0.3 million during the three months ended March 31, 2019. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to employees dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits were $4.5 million and $4.4 million during the three months ended March 31, 2020 and 2019, respectively. The increase in salaries and benefits during the three months ended March 31, 2020 is primarily due to by higher salaries and benefits associated with increased headcount, including our new Co-Chief Executive Officer, partially offset by reduced share-based compensation expense.

Legal and Professional Fees

Legal and professional fees were $1.5 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively. This is primarily driven by litigation expenses and fees incurred in the creation of new business lines.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively. This increase is primarily due to increased occupancy costs related to an office space leased in the third quarter of 2019 and increased director compensation, partially offset by reduced travel expenses.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $(0.6) million compared to $0.9 million during the three months ended March 31, 2020 and 2019, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0.2 million for each of the three-month periods ended March 31, 2020 and 2019. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $16.7 million compared to cash and cash equivalents of $20.0 million and short-term investments of $0.5 million as of December 31, 2019. The reduction in the cash and cash equivalents in 2020 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits and general corporate expenses in excess of revenues. At March 31, 2020, we also had $19.4 million in Front Yard common stock, a decrease from $20.0 million as of December 31, 2019, due solely to the decrease in Front Yard’s stock price during the first three months of 2020. We also continue to generate asset management fees from Front Yard under the Amended AMA. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since (i) we are continuing to generate asset management fees under the AMA, (ii) we are seeking to generate revenues or interest income in connection with new business initiatives and (iii) to the extent declared and paid by Front Yard, we may receive dividends on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our shares of convertible preferred stock (“Series A Shares”) requesting us to redeem an aggregate of $250,000,000 liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate of Designations of the Series A Shares (the “Certificate”), that we are obligated to redeem any of the Series A Shares under the Certificate, and, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is currently being briefed by the parties and is expected to be fully submitted to the Court by no later than June 15, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. AAMC has been informed by counsel for Luxor that the complaint in New York will be amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A

Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. If Luxor and Putnam were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the potential risks to AAMC in relation to these legal proceedings, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

Treasury Shares

At March 31, 2020, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(3,432)	$(4,717)
Net cash provided by (used in) investing activities	469	(110)
Net cash used in financing activities	(192)	(195)
Net change in cash and cash equivalents	$(3,155)	$(5,022)

Net cash used in operating activities for the three months ended March 31, 2020 consisted primarily of payment of annual incentive compensation, payment of a signing bonus to our new Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses in excess of revenues. Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the three months ended March 31, 2020 consisted primarily of proceeds from the maturities of short-term investments. Net cash used in investing cash flows during the three months ended March 31, 2019 consisted primarily of proceeds from the maturities of short-term investments, partially offset by investments in short-term investments.

Net cash used in financing activities for the three months ended March 31, 2020 and 2019 primarily related to shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.

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

Investment Risk Relating to Front Yard's Common Stock

We hold an aggregate of 1,624,465 shares of Front Yard common stock in open market transactions, and we may purchase additional shares of Front Yard common stock from time to time. If additional purchases are commenced, any such purchases of Front Yard common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, including, without limitation, following Front Yard’s announcement that it terminated the Merger Agreement with Amherst, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the Amended AMA, at the option of Front Yard, up to 25% of Incentive Fees each year and up to 50% of a Termination Fee, if payable, may be paid in shares of Front Yard common stock. Should Front Yard make this election, we would further be exposed to the above-described market risk on the shares we receive.

Since the Merger was not consummated, we will continue to be subject to the risk of any decline in the market price of Front Yard common stock, and we may consider opportunities to reduce such risk exposure as determined by our Board of Directors.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 4, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2019 other than the risk factors provided below. For information regarding our risk factors, you should carefully consider the risk factors discussed below as well as the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020.

Because we derive our revenues from Front Yard pursuant to the Amended AMA and we have not yet fully developed new business initiatives, any termination of the Amended AMA could be materially detrimental to us as well as our financial condition and prospects.

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We continue to generate all of our revenues from Front Yard, as Front Yard is our principal client. In the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the Former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the Amended AMA “for convenience” including following a change of control of Front Yard. Previously, under the Former AMA, Front Yard could only terminate the Former AMA following a change of control of Front Yard, for other performance failures or for “cause” without paying a termination fee. In the event Front Yard, as our primary source of revenues, were to terminate the Amended AMA, subject to a 180-day notice period, it is possible that the management fees could be reduced, during a Front Yard transition period at the option of Front Yard for up to on-year, to our costs in providing the transition services. Following any transition period, our current management fees would reduce to $0. In addition, up to 50% of the Termination Fee (as defined in the Amended AMA) could be payable to AAMC in cash and/or stock of Front Yard over up to twelve months following such termination. To the extent Front Yard pays a portion of the Termination Fee in stock, we would be subject to the market risks related to Front Yard or any successor entity. To the extent we are unable to develop any new businesses or obtain any additional asset management clients following a termination by Front Yard, our results of operations and financial condition would be materially adversely affected.

On February 17, 2020, Front Yard had entered into the Merger Agreement with Amherst that was expected to close in the second quarter of 2020. On May 4, 2020, Front Yard and Amherst determined not to close the Merger transaction and reach a settlement agreement. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Merger, the termination of the Merger Agreement has resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC. As such, we expect to continue to provide portfolio management and certain corporate governance services to Front Yard under the Amended AMA and will not receive a termination fee that would have provided additional liquidity to AAMC.

We are currently generating losses for AAMC due, in part, to our continued primary reliance on the fees earned from Front Yard under the Amended AMA and the continued staffing levels to meet Front Yard's needs under the Amended AMA as it seeks to build scale. As such, our potential profitability may be dependent on our ability to develop and implement profitable new and alternative businesses for AAMC to generate returns for our stockholders, or we may become dependent on new additional liquidity if a termination fee is paid upon termination of the Amended AMA by Front Yard. In any event, AAMC may not be able to successfully implement such new businesses and/or replace any lost revenues from a termination of the Amended AMA by Front Yard on a timely basis or at all, which would have a material, adverse effect on us.

The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. All of our offices have been affected by the outbreak. These measures have impacted and may further impact our workforce and operations, as well as those of our vendors. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once. Although our employees are working from home, the constraints and limits imposed on our operations may impede our service to Front Yard under the Amended AMA and/or slow or diminish our efforts to develop new business lines. These restrictions on our operations and workforce, or similar limitations for our vendors, could have a material adverse effect on our financial condition and results of operations.

The outbreak has significantly increased economic uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and address its impact and how quickly and to what extent normal economic and operating conditions can resume.

In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations and implementing social distancing. Many of our vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, vendors, suppliers and Front Yard. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or Front Yard.

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

3.2
Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-Q filed with the SEC on February 28, 2020).

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

Altisource Asset Management Corporation
Date:	May 11, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer