Form 10-Q
period 2020-06-30
Altisource Asset Management Corp
filed 2020-08-14
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-36063

Altisource Asset Management Corporation
(Exact name of registrant as specified in its charter)

U.S. Virgin Islands	66-0783125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 Tamarind Reef
Christiansted, U.S. Virgin Islands 00820
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

As of August 7, 2020, 1,632,117 shares of our common stock were outstanding (excluding 1,310,480 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2020

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•our ability to implement our business strategy and the business strategy of Front Yard;
•risks associated with the termination of our asset management agreement with Front Yard, including the potential effects that the termination can have on our new business initiatives, results of operations and financial condition;
•AAMC’s ability to successfully complete the transition period under the Termination and Transition Agreement dated August 13, 2020;
•our ability to retain key employees;
•our ability to develop and implement new businesses or, to the extent such businesses are developed, our ability to make them successful or sustain the performance of any such businesses;
•our ability to retain and maintain our strategic relationships;
•our ability to obtain additional asset management clients;
•the potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers;
•our ability to effectively compete with our competitors;
•Front Yard's ability to complete future or pending transactions, which could affect our management fees;
•the failure of our service providers to effectively perform their obligations under their agreements with us;
•our ability to integrate newly acquired rental assets into Front Yard’s portfolio;
•our ability to effectively manage the performance of Front Yard’s internal property manager at the level and/or the cost that it anticipates;
•developments in the litigations regarding our redemption obligations under the Certificate of Designations of our Series A Convertible Preferred Stock (the “Series A Shares”), including our ability to obtain declaratory relief confirming that we were not obligated to redeem any of the Series A Shares on the March 15, 2020 redemption date since we did not have funds legally available to redeem all, but not less than all, of the Series A Shares requested to be redeemed on that redemption date;
•our failure to maintain Front Yard’s qualification as a REIT;
•general economic and market conditions; and
•governmental regulations, taxes and policies.

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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$15,845	$19,965
Short-term investments	—	517
Front Yard common stock, at fair value	14,133	20,046
Receivable from Front Yard	3,886	5,014
Prepaid expenses and other assets	2,328	1,609
Total current assets	36,192	47,151

Non-current assets:
Right-of-use lease assets	4,070	4,339
Other non-current assets	1,980	1,758
Total non-current assets	6,050	6,097
Total assets	$42,242	$53,248

Current liabilities:
Accrued salaries and employee benefits	$5,577	$5,407
Accounts payable and accrued liabilities	1,380	1,328
Short-term lease liabilities	280	265
Total current liabilities	7,237	7,000
Long-term lease liabilities	3,972	4,218
Total liabilities	11,209	11,218

Commitments and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019; redemption value $250,000	250,000	249,958

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,942,597 and 1,632,117 shares issued and outstanding, respectively, as of June 30, 2020 and 2,897,177 and 1,598,512 shares issued and outstanding, respectively, as of December 31, 2019	29	29
Additional paid-in capital	45,530	44,646
Retained earnings	12,028	23,662
Accumulated other comprehensive loss	(126)	(33)
Treasury stock, at cost, 1,310,480 shares as of June 30, 2020 and 1,298,665 shares as of December 31, 2019	(276,428)	(276,232)
Total stockholders' deficit	(218,967)	(207,928)
Total liabilities and equity	$42,242	$53,248

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Management fees from Front Yard	$3,584	$3,556	$7,168	$7,102
Conversion fees from Front Yard	—	—	—	29
Expense reimbursements from Front Yard	713	342	1,081	670
Total revenues	4,297	3,898	8,249	7,801
Expenses:
Salaries and employee benefits	4,826	4,238	9,370	8,656
Legal and professional fees	1,805	1,356	3,339	1,698
General and administrative	892	880	1,987	1,919
Total expenses	7,523	6,474	14,696	12,273
Other (loss) income:
Change in fair value of Front Yard common stock	(5,279)	4,792	(5,913)	5,669
Dividend income on Front Yard common stock	—	243	244	487
Other income	17	49	54	53
Total other (loss) income	(5,262)	5,084	(5,615)	6,209
Net (loss) income before income taxes	(8,488)	2,508	(12,062)	1,737
Income tax benefit	(653)	(781)	(470)	(712)
Net (loss) income	(7,835)	3,289	(11,592)	2,449
Amortization of preferred stock issuance costs	—	(52)	(42)	(103)
Net (loss) income attributable to common stockholders	$(7,835)	$3,237	$(11,634)	$2,346

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic common share	$(4.81)	$2.04	$(7.17)	$1.48
Weighted average common stock outstanding – basic	1,629,285	1,589,492	1,622,497	1,585,775

(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted common share	$(4.81)	$1.81	$(7.17)	$1.34
Weighted average common stock outstanding – diluted	1,629,285	1,820,244	1,622,497	1,830,263

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(7,835)	$3,289	$(11,592)	$2,449

Other comprehensive (loss) income:
Currency translation adjustments, net	(4)	5	(93)	17
Total other comprehensive (loss) income	(4)	5	(93)	17

Comprehensive (loss) income	$(7,839)	$3,294	$(11,685)	$2,466

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	29	45,127	19,863	(122)	(276,428)	(211,531)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,858	—	10	—	—	—	10
Share-based compensation	—	—	393	—	—	—	393
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	(7,835)	—	—	(7,835)
June 30, 2020	2,942,597	$29	$45,530	$12,028	$(126)	$(276,428)	$(218,967)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit (continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	29	42,943	25,590	12	(276,183)	(207,609)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,866	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(6)	(6)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	588	—	—	—	588
Currency translation adjustments, net	—	—	—	—	5	—	5
Net income	—	—	—	3,289	—	—	3,289
June 30, 2019	2,886,009	$29	$43,531	$28,827	$17	$(276,189)	$(203,785)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(11,592)	$2,449
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	870	1,286
Change in fair value of Front Yard common stock	5,913	(5,669)
Depreciation	216	188
Amortization of operating lease right-of-use assets	269	106
Changes in operating assets and liabilities:
Receivable from Front Yard	1,128	(24)
Prepaid expenses and other assets	(912)	(1,496)
Other non-current assets	(382)	199
Accrued salaries and employee benefits	206	(2,079)
Accounts payable and accrued liabilities	198	(528)
Operating lease liabilities	(231)	(51)
Net cash used in operating activities	(4,317)	(5,619)
Investing activities:
Investment in short-term investments	—	(1,083)
Proceeds from maturities of short-term investments	517	775
Investment in property and equipment	(56)	(117)
Proceeds from disposition of property and equipment	—	42
Net cash provided by (used in) investing activities	461	(383)
Financing activities:
Proceeds from stock option exercises	23	—
Shares withheld for taxes upon vesting of restricted stock	(196)	(201)
Payment of tax withholdings on stock option exercises	(9)	—
Net cash used in financing activities	(182)	(201)
Net change in cash and cash equivalents	(4,038)	(6,203)
Effect of exchange rate changes on cash	(82)	10
Cash and cash equivalents as of beginning of the period	19,965	27,171
Cash and cash equivalents as of end of the period	$15,845	$20,978

Supplemental disclosure of cash flow information:
Income taxes paid	$143	$313
Right-of-use lease assets recognized - operating leases	—	2,839
Operating lease liabilities recognized	—	2,826

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to terminate the Amended AMA, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of a termination fee and other consideration to AAMC. For a description of the Termination Agreement and its key terms, please see Note 10.

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

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we are obligated to redeem any of the Series A Shares under the Certificate, and, consistent with the exclusive forum provisions of our Third Amended and Restated Bylaws, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. AAMC is currently considering whether to appeal the court’s decision.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At June 30, 2020 and December 31, 2019, we had 1,000 and 1,000 shares outstanding, respectively, and we included the redemption value of these shares of $10,000 and $10,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In December 2019 and February 2019, our Board of Directors declared and paid an aggregate of $1.0 million (in relation to the 2019 fiscal year) and $1.1 million (in relation to the 2018 fiscal year), respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

2. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of the Company's financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2020
Recurring basis (assets):
Front Yard common stock	$14,133	$14,133	$—	$—

December 31, 2019
Recurring basis (assets):
Front Yard common stock	$20,046	$20,046	$—	$—

We did not transfer any assets from one level to another level during the six months ended June 30, 2020 or during the year ended December 31, 2019.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of June 30, 2020 and December 31, 2019, representing approximately 2.7% and 3.0% of Front Yard's then-outstanding common stock, respectively. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Front Yard common stock	$20,596	$—	$(6,463)	$14,133

December 31, 2019
Front Yard common stock	$20,596	$—	$(550)	$20,046

3. Leases

We lease office space under various operating leases. We currently occupy office space in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. As of June 30, 2020 and December 31, 2019, our weighted average remaining lease term, including applicable extensions, was 8.6 years and 9.1 years, respectively, and we applied a discount rate of 8.4% and 8.4%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and six months ended June 30, 2020, we recognized rent expense of $0.2 million and $0.3 million, respectively, related to long-term operating leases and $27,000 and $54,000, respectively, related to short-term operating leases. During the three and six months ended June 30, 2019, we recognized rent expense of $0.1 million and $0.2 million, respectively, related to long-term operating leases and $0.1 million and $0.1 million, respectively, related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of June 30, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$307
2021	628
2022	653
2023	680
2024	701
Thereafter	3,091
Total lease payments	6,060
Less: interest	1,808
Lease liabilities	$4,252
_____________
(1)Excludes the six months ended June 30, 2020.

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

Altisource Asset Management Corporation v. Luxor Capital Group, LP, et al.

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate of Designations (the “Certificate”) of AAMC’s Series A Convertible Preferred Stock (the “Series A Shares”). Under the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending decision. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. AAMC is currently considering whether to appeal the court’s decision.

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could potentially be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not adversely impacted our revenues as we continue to rely on a minimum asset management fee, the prolonged duration and impact of the COVID-19 pandemic on our primary client, or on any our new businesses in development, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

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

Terms of the Amended AMA

We and Front Yard entered into the Amended AMA on May 7, 2019 (the “Effective Date”). The Amended AMA amends and restates, in its entirety, the Former AMA. The Amended AMA has an initial term of 5 years and will renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to us as follows:

▪Initially, commencing on the Effective Date and until the Reset Date (as defined below), the quarterly Base Management Fee will be (i) $3,584,000 (the “Minimum Base Fee”) plus (ii) an additional amount (the “Additional Base Fee”), if any, of 50% of the amount by which Front Yard's per share Adjusted AFFO (as defined in the Amended AMA) for the quarter exceeds $0.15 per share (provided that the Base Management Fee for any calendar quarter prior to the Reset Date cannot be less than the Minimum Base Fee or greater than $5,250,000). Beginning in 2021, the Base Management Fee may be reduced, but not below the Minimum Base Fee, in the fourth quarter of each year by the amount that Front Yard's AFFO (as defined below) on a per share basis is less than an aggregate of $0.60 for the applicable calendar year (the “AFFO Adjustment Amount”); and

▪Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 25% of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

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
_______________
(1)Gross Real Estate Assets is generally defined as the aggregate book value of all residential real estate assets owned by Front Yard and its subsidiaries before reserves for depreciation, impairment or other non-cash reserves as computed in accordance with GAAP.

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

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to us in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

•For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to us shall not exceed $21,000,000; or

•For any calendar years in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to us shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

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

Termination of the Amended AMA

On August 13, 2020, AAMC and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to terminate the Amended AMA, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of a termination fee and other consideration to AAMC. For a description of the Termination Agreement and its key terms, please see Note 10.

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which became effective on April 1, 2015, provided for the following management fee structure:

•Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while Front Yard had 4,500 or more Rental Properties. Because

Front Yard had more than 4,500 Rental Properties, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital during the three and six months ended June 30, 2020 and 2019;

•Incentive Management Fee. We were entitled to a quarterly incentive management fee equal to 20% of the amount by which Front Yard's return on invested capital (based on AFFO, defined as net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all real estate assets owned by Front Yard) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent Front Yard had an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before we would be entitled to an incentive management fee. The incentive management fee increased to 22.5% while Front Yard has between 2,500 and 4,499 Rental Properties and increased to 25% while Front Yard has 4,500 or more Rental Properties. No incentive management fee under the Former AMA was earned by us because Front Yard's return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate; and

•Conversion Fee. We were entitled to a quarterly conversion fee equal to 1.5% of assets converted into leased single-family homes by Front Yard for the first time during the applicable quarter.

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

We recorded $0.4 million and $0.9 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2020, respectively, and we recorded $0.6 million and $1.3 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an aggregate $1.7 million and $1.2 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.0 years and 0.8 years, respectively.

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

As of June 30, 2020 and December 31, 2019, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2020 and 2019.

The following table sets forth the components of our deferred tax assets:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Stock compensation	$88	$114
Accrued expenses	756	669
Net operating losses	209	357
Lease liabilities	902	955
Front Yard common stock	630	—
Other	69	48
Gross deferred tax assets	2,654	2,143
Deferred tax liability:
Right-of-use lease assets	860	922
Front Yard common stock	—	42
Depreciation	—	4
Gross deferred tax liabilities	860	968
Net deferred tax assets before valuation allowance	1,794	1,175
Valuation allowance	(946)	(491)
Deferred tax asset, net	$848	$684

8. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(7,835)	$3,289	$(11,592)	$2,449
Amortization of preferred stock issuance costs	—	(52)	(42)	(103)
Numerator for basic and diluted EPS – net (loss) income attributable to common stockholders	(7,835)	3,237	(11,634)	2,346
Add back amortization of preferred stock issuance costs	—	52	—	103
Numerator for diluted EPS – net (loss) income available to common stockholders after assumed conversions	$(7,835)	$3,289	$(11,634)	$2,449

Denominator
Weighted average common stock outstanding – basic	1,629,285	1,589,492	1,622,497	1,585,775
Stock options, treasury stock method	—	13,554	—	13,867
Restricted stock, treasury stock method	—	17,198	—	30,621
Preferred stock, if converted method	—	200,000	—	200,000
Weighted average common stock outstanding – diluted	1,629,285	1,820,244	1,622,497	1,830,263

(Loss) earnings per basic common share	$(4.81)	$2.04	$(7.17)	$1.48
(Loss) earnings per diluted common share	$(4.81)	$1.81	$(7.17)	$1.34

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated ($ in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Numerator
Reversal of amortization of preferred stock issuance costs	$—	$42

Denominator
Stock options	7,988	9,549
Restricted stock	49,502	49,768
Preferred stock, if converted	200,000	200,000

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

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”) pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that AAMC and Front Yard mutually agree that all required transition activities have been successfully completed (the “Termination Date”), which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard will pay AAMC an aggregate termination fee of $46,000,000, consisting of the following payments:
◦$15,000,000 payable in cash within two business days after the execution of the Termination Agreement,
◦$15,000,000 payable in cash on the Termination Date, and
◦$16,000,000 payable in cash or Front Yard common stock, at the option of Front Yard and subject to certain conditions, restrictions, and limitations on the Termination Date.
•Front Yard will acquire certain assets from AAMC (which may include the transfer of certain operating assets and personnel or the exchange of the equity interests in Front Yard's and AAMC’s India subsidiaries and the transfer of AAMC’s Cayman subsidiary) for an aggregate purchase price of $8,200,000, a portion of which may be paid in Front Yard common stock, at Front Yard’s option and subject to certain conditions, restrictions, and limitations.
•Front Yard will continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of $3,584,000 per quarter through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the termination in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date.
•Upon execution of the Termination Agreement, George G. Ellison and Robin N. Lowe were reinstated as the Co-Chief Executive Officer and Chief Financial Officer, respectively, of AAMC, and Mr. Ellison resigned as Chairman of the Board but will remain a director of AAMC.
•Effective two business days prior to the Termination Date, Mr. Ellison shall resign as a director and as Co-Chief Executive Officer of AAMC.

AAMC expects to file a Current Report on Form 8-K within four business days of the date of the execution of the Termination Agreement providing further details thereof, including the filing of the Termination Agreement as an exhibit thereto.

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

On February 17, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Amherst Single Family Residential Partners VI, LP (“Amherst”), providing for the acquisition of Front Yard by Amherst (the “Merger”). The Merger was expected to close in the second quarter of 2020, following the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

On May 4, 2020, Front Yard and Amherst determined to terminate the Merger transaction and entered into a Termination and Settlement Agreement to terminate that the Merger Agreement. As contemplated by the Termination and Settlement Agreement, Amherst has agreed to pay Front Yard a $25 million cash termination fee, purchase from Front Yard 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) and provide Front Yard with a $20 million committed unsecured multi-draw lending facility. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Merger, the termination of the Merger Agreement has resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC. As such, we have continued to provide portfolio management and certain corporate governance services to Front Yard under the Amended AMA.

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

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to terminate the Amended AMA after a transition period, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of a termination fee and other consideration to AAMC. For a description of the Termination Agreement and its key terms, please see Item 1 - Financial statements (unaudited) - “Note 10. Subsequent Events” and “Management Overview” below.

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

In the first and second quarters of 2020, we formed a new fund structure that will be managed by AAMC in line with the new business initiatives of our new Co-Chief Executive Officer. On August 12, 2020, we secured a firm, non-binding commitment of a $20.0 million investment from a strategic investor for the fund, which will initially be focused on, among other things, the origination and underwriting of short duration construction loans for the single-family rental market. We are also making progress on obtaining additional strategic investors in the fund throughout the remainder of 2020.

During the second quarter of 2020, we also continued to improve the operating efficiency of Front Yard's internal property management platform, and we have seen significant improvements in Front Yard's occupancy levels and unit turn timelines, which has translated into Front Yard's best yet operating metrics during the second quarter of 2020 despite the COVID-19 pandemic.

We have also continued to target optimized performance of Front Yard's SFR portfolio by marketing certain rental properties for sale that do not meet Front Yard's strategic objectives. During the quarter ended June 30, 2020, we assisted Front Yard in the sale of 25 non-core rental homes on an individual basis, and we have identified 120 non-core rental properties for sale as of June 30, 2020. We also assisted Front Yard in its disposition of 5 non-rental REO properties, and Front Yard has 8 non-rental REO properties remaining to be sold as of June 30, 2020. We believe these non-core asset sales will allow Front Yard to improve its operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as it determine will best serve its our stockholders.

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”) pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that AAMC and Front Yard mutually agree that all required transition activities have been successfully completed (the “Termination Date”), which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard will pay AAMC an aggregate termination fee of $46,000,000, consisting of the following payments:
◦$15,000,000 payable in cash within two business days after the execution of the Termination Agreement,
◦$15,000,000 payable in cash on the Termination Date, and
◦$16,000,000 payable in cash or Front Yard common stock, at the option of Front Yard and subject to certain conditions, restrictions, and limitations on the Termination Date.
•Front Yard will acquire certain assets from AAMC (which may include the transfer of certain operating assets and personnel or the exchange of the equity interests in Front Yard's and AAMC’s India subsidiaries and the transfer of AAMC’s Cayman subsidiary) for an aggregate purchase price of $8,200,000, a portion of which may be paid in Front Yard common stock, at Front Yard’s option and subject to certain conditions, restrictions, and limitations.
•Front Yard will continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of $3,584,000 per quarter through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the termination in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date.
•Upon execution of the Termination Agreement, George G. Ellison and Robin N. Lowe were reinstated as the Co-Chief Executive Officer and Chief Financial Officer, respectively, of AAMC, and Mr. Ellison resigned as Chairman of the Board but will remain a director of AAMC.

•Effective two business days prior to the Termination Date, Mr. Ellison shall resign as a director and as Co-Chief Executive Officer of AAMC.

AAMC expects to file a Current Report on Form 8-K within four business days of the date of the execution of the Termination Agreement providing further details thereof, including the filing of the Termination Agreement as an exhibit thereto.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not adversely impacted our revenues as we continue to rely on a minimum asset management fee, the prolonged duration and impact of the COVID-19 pandemic on our primary client, or on any our new businesses in development, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

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

Asset Management Agreement with Front Yard

For details of the Amended AMA and the former asset management agreement dated as of March 31, 2015 (the “Former AMA”) with Front Yard, see Item 1 - Financial statements (unaudited) - “Note 5. Related Party Transactions” as well as Item 1 - Financial statements (unaudited) - “Note 10. Subsequent Events.”

Metrics Affecting our Consolidated Results

Revenues

Our revenues consist of fees due to us under the asset management agreements with Front Yard. Under the Amended AMA, our revenues include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon Front Yard's performance and are subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019 (the first full quarter under the Amended AMA), the Base Management Fee we recognize under the Amended AMA is subject to a quarterly minimum of $3,584,000. We expect to receive the minimum Base Management Fee through the date that Front Yard delivers written notice to us that the transition under the Termination Agreement has been satisfactorily completed, subject to proration for partial quarters; thereafter, we expect to no longer receive management fees from Front Yard.

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

In addition, we have historically received dividends on the shares of Front Yard common stock that we own when Front Yard declares and pays dividends to its holders of common stock. Upon the declaration of such dividends, we record them as other income. The amount of dividends we receive will vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors, and commencing in the first quarter of 2020, Front Yard has determined not to pay dividends on its common stock until further notice or until required under REIT qualification rules applicable to Front Yard. Lastly, we recognize changes in the fair value of our holdings of Front Yard common stock as other income or loss that will be directly dependent upon fluctuations in the market price of Front Yard's common stock.

As we continue to focus on developing and implementing new businesses and obtaining additional clients for our company, the results of these new businesses, as well as any additional asset management fees related to such businesses, are expected to affect our revenues and results of operations.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2020 and 2019.

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Management Fees and Expense Reimbursements

Pursuant to the Amended AMA and Former AMA, we recognized base management fees from Front Yard of $3.6 million and $7.2 million during the three and six months ended June 30, 2020, respectively, and $3.6 million and $7.1 million for the three and six months ended June 30, 2019, respectively. The increase in base management fees is primarily driven by the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019.

We recognized conversion fees from Front Yard of $29,000 during the three and six months ended June 30, 2019. Under the Amended AMA, we no longer receive conversion fees from Front Yard.

We recognized expense reimbursements due from Front Yard of $0.7 million and $1.1 million during the three and six months ended June 30, 2020, respectively, compared to $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively. Expense reimbursements relate primarily to travel and other out-of-pocket costs in managing Front Yard's business and the employment costs related to employees dedicated to Front Yard.

Salaries and Employee Benefits

Salaries and employee benefits were $4.8 million and $9.4 million during the three and six months ended June 30, 2020, respectively, compared to $4.2 million and $8.7 million during the three and six months ended June 30, 2019, respectively. This increase is primarily due to by higher salaries and benefits associated with increased headcount, including our new Co-Chief Executive Officer, partially offset by reduced share-based compensation expense.

Legal and Professional Fees

Legal and professional fees were $1.8 million and $3.3 million during the three and six months ended June 30, 2020, respectively, compared to $1.4 million and $1.7 million during the three and six months ended June 30, 2019, respectively. This increase is primarily driven by legal and professional fees related to litigation, internal inquiries and consideration of matters related to the Amended AMA as well as fees incurred in the creation of new business lines.

General and Administrative Expenses

General and administrative expenses were $0.9 million and $2.0 million during the three and six months ended June 30, 2020, respectively, compared to $0.9 million and $1.9 million during the three and six months ended June 30, 2019, respectively. This increase is primarily due to increased occupancy costs related to an office space leased in the third quarter of 2019 and increased director compensation, partially offset by reduced travel expenses.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $(5.3) million and $(5.9) million during the three and six months ended June 30, 2020, respectively, compared to $4.8 million and $5.7 million during the three and six months ended June 30, 2019, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0 and $0.2 million during the three and six months ended June 30, 2020, respectively, compared to $0.2 million and $0.5 million during the three and six months ended June 30, 2019, respectively. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Commencing in the first quarter of 2020, Front Yard has determined not to pay dividends on its common stock until further notice or until required under REIT qualification rules applicable to Front Yard.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $15.8 million compared to cash and cash equivalents of $20.0 million and short-term investments of $0.5 million as of December 31, 2019. The reduction in the cash and cash equivalents in 2020 was primarily due to payment of annual incentive compensation, ongoing salaries and benefits and general corporate expenses in excess of revenues. At June 30, 2020, we also had $14.1 million in Front Yard common stock, a decrease from $20.0 million as of December 31, 2019, due solely to the decrease in Front Yard’s stock price during the first six months of 2020. In connection with the Termination Agreement with Front Yard described above, we expect to receive a cash payment of $18.2 million in August 2020 and another $36 million in termination and related payments on the termination date, of which $21 million may be paid in cash or Front Yard common stock at the option of Front Yard. We will also continue to generate asset management fees from Front Yard through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since (i) we are continuing to generate asset management fees under the AMA, (ii) we are seeking to generate revenues or interest income in connection with new business initiatives and (iii) to the extent declared and paid by Front Yard, we may receive dividends on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our shares of convertible preferred stock (“Series A Shares”) requesting us to redeem an aggregate of $250,000,000 liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate of Designations of the Series A Shares (the “Certificate”), that we are obligated to redeem any of the Series A Shares under the Certificate, and, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending decision. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if

AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit.

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

Treasury Shares

At June 30, 2020, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(4,317)	$(5,619)
Net cash provided by (used in) investing activities	461	(383)
Net cash used in financing activities	(182)	(201)
Net change in cash and cash equivalents	$(4,038)	$(6,203)

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of payment of annual incentive compensation, payment of a signing bonus to our new Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses in excess of revenues. Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the six months ended June 30, 2020 consisted primarily of proceeds from the maturities of short-term investments. Net cash used in investing cash flows during the six months ended June 30, 2019 consisted primarily of proceeds from the maturities of short-term investments, partially offset by investments in short-term investments.

Net cash used in financing activities for the six months ended June 30, 2020 and 2019 primarily related to shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

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

Investment Risk Relating to Front Yard's Common Stock

We hold an aggregate of 1,624,465 shares of Front Yard common stock, and we may purchase or otherwise acquire additional shares of Front Yard common stock from time to time. If additional purchases are commenced, any such purchases of Front Yard common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, including, without limitation, following Front Yard’s announcement that it terminated the Merger Agreement with Amherst, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

In addition, under the terms of the Termination Agreement, Front Yard, at its option, may pay up to $21.0 million of the termination fee and other consideration in shares of its common stock. Should Front Yard make this election, we would further be exposed to the above-described market risk on the shares we receive.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Co-Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we derive all of our revenues from Front Yard pursuant to the Amended AMA and we have not yet fully developed new business initiatives, the termination of the Amended AMA pursuant to the Termination Agreement could be materially detrimental to us as well as our financial condition and prospects.

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We have continued to generate all of our revenues from Front Yard, as Front Yard has been our principal client. In the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the Former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the Amended AMA “for convenience” including following a change of control of Front Yard. Previously, under the Former AMA, Front Yard could only terminate the Former AMA following a change of control of Front Yard, for other performance failures or for “cause” without paying a termination fee. On August 13, 2020, we entered into the Termination Agreement with Front Yard, pursuant to which the Amended AMA will be terminated following a transition period in exchange for termination payments and other consideration more fully described in Part I, Item 1 - Financial statements (unaudited) - “Note 10. Subsequent Events” and Part I, Item 2. - Management's discussion and analysis of financial condition and results of operations - “Management Overview.” Following the transition period under the Termination Agreement, our current management fees received from Front Yard will reduce to $0. To the extent Front Yard pays a portion of the Termination Fee in stock, we would be subject to the market risks related to Front Yard or any successor entity that is in addition to the risks associated with the Front Yard stock we already own. To the extent we are unable to fully develop any new businesses or obtain any additional asset management clients following a termination by Front Yard, our results of operations and financial condition would be materially adversely affected.

On February 17, 2020, Front Yard had entered into the Merger Agreement with Amherst that was expected to close in the second quarter of 2020. On May 4, 2020, Front Yard and Amherst determined not to close the Merger transaction and reach a settlement agreement. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Merger, the termination of the Merger Agreement has resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC until the termination date under the Termination Agreement. As such, we expect to continue to provide portfolio management and certain corporate governance services to Front Yard through the termination date under the Amended AMA, which currently is generating losses for AAMC.

As such, our potential profitability may be dependent on our ability to develop and implement profitable new and alternative businesses for AAMC to generate returns for our stockholders, or we may become dependent on new additional liquidity after the termination fees and other consideration are paid to us under the Termination Agreement. In any event, AAMC may not be able to successfully implement such new businesses and/or replace any lost revenues from the termination of the Amended AMA by Front Yard on a timely basis or at all, which would have a material adverse effect on us.

We may be unable to complete the actions required of us under the Termination Agreement in a timely or cost effective manner, and such required actions may have a material negative impact on our financial condition and results of operations.

The Termination Agreement provides for a transition period during which we are required to transfer certain assets to Front Yard, assign certain vendor contracts and transfer certain employees to Front Yard and train required replacement employees at each company. We may be unable to complete the actions required of us during the transition period under the Termination Agreement in a timely or cost effective manner, and we may not be able to obtain necessary replacement vendor contracts on favorable terms or at all. We also may not be able to hire and/or train suitable replacements for the employees transferred to Front Yard. The transfer of certain assets to Front Yard may also require us to pay certain taxes, which may be material to us. In the event that we are unable to complete the transition in a timely and cost effective manner, we are unable to obtain suitable replacement vendor contracts or employees or we are required to pay significant taxes in connection with the transfer of assets, it may have a material negative impact on our financial condition and results of operations.

The COVID-19 pandemic and ensuing governmental responses could materially adversely effect our financial condition and results of operations.

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

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-Q filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	August 14, 2020	By:	/s/	Indroneel Chatterjee
Indroneel Chatterjee
Co-Chief Executive Officer