Form 10-Q
period 2020-09-30
Altisource Asset Management Corp
filed 2020-11-06
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 30, 2020, 1,650,212 shares of our common stock were outstanding (excluding 1,315,995 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2020

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
•our ability to successfully complete the transition period under the Termination and Transition Agreement dated August 13, 2020 (the “Termination Agreement”);
•our ability to retain and recruit key employees;
•our ability to develop and implement new businesses or, to the extent such businesses are developed, our ability to make them successful or sustain the performance of any such businesses;
•our ability to build, retain and maintain our strategic relationships;
•our ability to obtain additional asset management clients;
•the potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers;
•our ability to effectively compete with our competitors;
•Front Yard's ability to complete its announced merger transaction, which could affect the value of the shares of Front Yard held by us or to be acquired as part of the Termination Agreement;
•the failure of our service providers to effectively perform their obligations under their agreements with us;
•our ability to effectively manage the performance of Front Yard through the termination of the asset management agreement with Front Yard pursuant to the Termination Agreement;
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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$30,711	$18,906
Front Yard common stock, at fair value	14,198	20,046
Receivable from Front Yard	34,967	5,014
Prepaid expenses and other assets	1,659	1,009
Current assets held for sale	2,619	2,176
Total current assets	84,154	47,151

Non-current assets:
Right-of-use lease assets	675	732
Other non-current assets	1,287	1,470
Non-current assets held for sale	3,705	3,895
Total non-current assets	5,667	6,097
Total assets	$89,821	$53,248

Current liabilities:
Accrued salaries and employee benefits	$3,991	$3,762
Accounts payable and accrued liabilities	2,920	1,165
Contract liability to Front Yard	33,733	—
Short-term lease liabilities	75	71
Current liabilities held for sale	2,001	2,002
Total current liabilities	42,720	7,000

Non-current liabilities:
Non-current lease liabilities	620	675
Non-current liabilities held for sale	3,317	3,543
Total non-current liabilities	3,937	4,218
Total liabilities	46,657	11,218

Commitments and contingencies (Note 5)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019; redemption value $250,000	250,000	249,958

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 2,942,597 and 1,632,117 shares issued and outstanding, respectively, as of September 30, 2020 and 2,897,177 and 1,598,512 shares issued and outstanding, respectively, as of December 31, 2019	29	29
Additional paid-in capital	45,865	44,646
Retained earnings	23,782	23,662
Accumulated other comprehensive loss	(84)	(33)
Treasury stock, at cost, 1,310,480 shares as of September 30, 2020 and 1,298,665 shares as of December 31, 2019	(276,428)	(276,232)
Total stockholders' deficit	(206,836)	(207,928)
Total liabilities and equity	$89,821	$53,248
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expenses:
Salaries and employee benefits	$1,668	$2,827	$8,081	$8,634
Legal and professional fees	1,455	351	4,681	1,964
General and administrative	559	658	1,709	1,690
Total expenses	3,682	3,836	14,471	12,288

Other income (loss):
Change in fair value of Front Yard common stock	65	(1,072)	(5,848)	4,597
Dividend income on Front Yard common stock	—	244	244	731
Other income	5	40	29	130
Total other income (loss)	70	(788)	(5,575)	5,458

Net loss from continuing operations before income taxes	(3,612)	(4,624)	(20,046)	(6,830)
Income tax (benefit) expense	(523)	843	(1,091)	29
Net loss from continuing operations	(3,089)	(5,467)	(18,955)	(6,859)

Discontinued operations:
Income from operations related to Front Yard, net of tax	14,843	1,944	19,117	5,785
Gain on discontinued operations	14,843	1,944	19,117	5,785

Net income (loss)	11,754	(3,523)	162	(1,074)
Amortization of preferred stock issuance costs	—	(52)	(42)	(155)
Net income (loss) attributable to common stockholders	$11,754	$(3,575)	$120	$(1,229)

Earnings (loss) per share of common stock – basic:
Continuing operations – basic	$(1.89)	$(3.47)	$(11.69)	$(4.42)
Discontinued operations – basic	9.09	1.22	11.76	3.65
Earnings (loss) per basic common share	$7.20	$(2.25)	$0.07	$(0.77)
Weighted average common stock outstanding – basic	1,632,117	1,590,739	1,625,727	1,587,448

Earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$(1.89)	$(3.47)	$(11.69)	$(4.42)
Discontinued operations – diluted	9.09	1.22	11.76	3.65
Earnings (loss) per diluted common share	$7.20	$(2.25)	$0.07	$(0.77)
Weighted average common stock outstanding – diluted	1,632,117	1,590,739	1,625,727	1,587,448

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$11,754	$(3,523)	$162	$(1,074)

Other comprehensive income (loss):
Currency translation adjustments, net	42	(37)	(51)	(20)
Total other comprehensive income (loss)	42	(37)	(51)	(20)

Comprehensive income (loss)	$11,796	$(3,560)	$111	$(1,094)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	29	45,127	19,863	(122)	(276,428)	(211,531)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,858	—	10	—	—	—	10
Share-based compensation	—	—	393	—	—	—	393
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	(7,835)	—	—	(7,835)
June 30, 2020	2,942,597	29	45,530	12,028	(126)	(276,428)	(218,967)
Share-based compensation	—	—	335	—	—	—	335
Currency translation adjustments, net	—	—	—	—	42	—	42
Net income	—	—	—	11,754	—	—	11,754
September 30, 2020	2,942,597	$29	$45,865	$23,782	$(84)	$(276,428)	$(206,836)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit (continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	21,383	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(195)	(195)
Amortization of preferred stock issuance costs	—	—	—	(51)	—	—	(51)
Share-based compensation	—	—	698	—	—	—	698
Currency translation adjustments, net	—	—	—	—	12	—	12
Net loss	—	—	—	(840)	—	—	(840)
March 31, 2019	2,884,143	29	42,943	25,590	12	(276,183)	(207,609)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,866	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(6)	(6)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	588	—	—	—	588
Currency translation adjustments, net	—	—	—	—	5	—	5
Net income	—	—	—	3,289	—	—	3,289
June 30, 2019	2,886,009	29	43,531	28,827	17	(276,189)	(203,785)
Amortization of preferred stock issuance costs	—	—	—	(52)	—	—	(52)
Share-based compensation	—	—	580	—	—	—	580
Currency translation adjustments, net	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	(3,523)	—	—	(3,523)
September 30, 2019	2,886,009	$29	$44,111	$25,252	$(20)	$(276,189)	$(206,817)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$162	$(1,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	1,205	1,866
Change in fair value of Front Yard common stock	5,848	(4,597)
Depreciation	328	285
Amortization of operating lease right-of-use assets	313	226
Changes in operating assets and liabilities:
Receivable from Front Yard	(29,953)	(200)
Prepaid expenses and other assets	(855)	(521)
Other non-current assets	(109)	115
Accrued salaries and employee benefits	118	(766)
Accounts payable and accrued liabilities	(1,259)	(19)
Contract liability to Front Yard	33,733	—
Operating lease liabilities	(252)	(138)
Net cash provided by (used in) operating activities	9,279	(4,823)
Investing activities:
Receipt of deposit from Front Yard related to the Disposal Group (Note 1)	3,200	—
Investment in short-term investments	—	(1,622)
Proceeds from maturities of short-term investments	517	1,251
Investment in property and equipment	(102)	(240)
Proceeds from disposition of property and equipment	—	42
Net cash provided by (used in) investing activities	3,615	(569)
Financing activities:
Proceeds from stock option exercises	23	—
Shares withheld for taxes upon vesting of restricted stock	(196)	(201)
Payment of tax withholdings on stock option exercises	(9)	—
Net cash used in financing activities	(182)	(201)
Net change in cash and cash equivalents	12,712	(5,593)
Effect of exchange rate changes on cash	(38)	(20)
Cash and cash equivalents as of beginning of the period	19,965	27,171
Cash and cash equivalents as of end of the period	$32,639	$21,558

Supplemental disclosure of cash flow information:
Income taxes paid	$346	$489
Right-of-use lease assets recognized - operating leases	—	4,684
Operating lease liabilities recognized	—	4,671

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

Our primary client has been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue to date was generated through our asset management agreements with Front Yard. Since we have been heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

On October 19, 2020, Front Yard announced that it had entered into an Agreement and Plan of Merger (the “Front Yard Merger Agreement”) with unrelated third parties and that it expects to consummate the merger in the first quarter of 2021. We expect that the asset management agreement will be terminated prior to the consummation of the Front Yard Merger Agreement. For more information on the termination of the asset management agreement with Front Yard, please see “Note 1 — Asset Management Agreements and Termination Agreement with Front Yard.”

We are in the process of establishing multiple new lines of business, including an investment fund, a short-term investor loan aggregation business and the establishment of strategic relationships with real estate loan originators. These business lines leverage our history and experience in asset management, real estate investing and real estate operations. We have taken steps to reduce our annual operating expenses, including reductions in our physical office footprint and the optimization of our workforce. Though our potential new businesses are in the development stage, we expect that they will include asset management services, investments in real estate related assets or other businesses that leverage the experience of our new Co-Chief Executive Officer and our real estate asset acquisition and portfolio management teams.

Asset Management Agreements and Termination Agreement with Front Yard

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

On May 7, 2019, we entered into an amended and restated asset management agreement with Front Yard (the “Amended AMA”), under which we have been the exclusive asset manager for Front Yard for an initial term of five years and could renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we have been entitled to a Base Management Fee and a potential Incentive Fee. Accordingly, our operating results have been highly dependent on Front Yard's operating results.

For further information on the Former AMA and the Amended AMA, please see Note 6.

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that AAMC and Front Yard mutually agree that all required transition activities have been successfully completed (the “Termination Date”), which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard will pay AAMC an aggregate termination fee of $46.0 million (the “Termination Fee”), consisting of the following payments:
◦$15.0 million paid in cash to AAMC on August 17, 2020,
◦$15.0 million payable in cash on the Termination Date, and
◦$16.0 million payable in cash or Front Yard common stock, at the option of Front Yard and subject to certain conditions, restrictions, and limitations, on the Termination Date.
•Front Yard will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business (the “Disposal Group”) for an aggregate purchase price of $8.2 million ($3.2 million of which was paid to AAMC on August 17, 2020), of which all or a portion of the remaining $5.0 million may be paid in Front Yard common stock, at Front Yard’s option and subject to certain conditions, restrictions, and limitations.
•Front Yard will continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of $3.6 million per quarter through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the Termination Agreement in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date, including regarding the approval of the Front Yard Merger Agreement and related transactions, which may be presented to Front Yard’s stockholders.
•Effective two business days prior to the Termination Date, Mr. Ellison shall resign as Co-Chief Executive Officer of AAMC.

We have evaluated the nature of the services provided to Front Yard in exchange for the Termination Fee and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard. Therefore, we expect to recognize the Termination Fee ratably through the Termination Date. Our receivable from Front Yard as of September 30, 2020 includes $31.0 million related to the unpaid portion of the Termination Fee, and we have recognized a contract liability for the unearned portion of the Termination Fee within our condensed consolidated balance sheets.

During the third quarter of 2020, we received an upfront payment of $3.2 million of the $8.2 million aggregate purchase price of the Disposal Group. We have included this upfront payment within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

We have concluded that the Disposal Group meets the held-for-sale criteria and have therefore classified the Disposal Group as held for sale on our condensed consolidated balance sheets. The termination of the Amended AMA and the sale of the Disposal Group also represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. For further information, please see Note 2.

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

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. AAMC has filed a notice of appeal of the court’s decision.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At September 30, 2020 and December 31, 2019, we had 1,100 and 1,000 shares outstanding, respectively, and we included the redemption value of these shares of $11,000 and $10,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In December 2019 and February 2019, our Board of Directors declared and paid an aggregate of $1.0 million (in relation to the 2019 fiscal year) and $1.1 million (in relation to the 2018 fiscal year), respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

2. Discontinued Operations

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at September 30, 2020 and December 31, 2019 were as follows ($ in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Current assets held for sale:
Cash and cash equivalents	$1,928	$1,059
Short-term investments	—	517
Prepaid expenses and other assets	691	600
Total current assets held for sale	2,619	2,176

Non-current assets held for sale:
Right-of-use lease assets	3,351	3,607
Other non-current assets	354	288
Total non-current assets held for sale	3,705	3,895
Total assets held for sale	$6,324	$6,071

Current liabilities held for sale:
Accrued salaries and employee benefits	$1,514	$1,645
Accounts payable and accrued liabilities	268	163
Short-term lease liabilities	219	194
Total current liabilities held for sale	2,001	2,002

Non-current liabilities held for sale:
Non-current lease liabilities	3,317	3,543
Total non-current liabilities held for sale	3,317	3,543
Total liabilities held for sale	$5,318	$5,545

Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that is expected to be assumed by Front Yard. The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues from discontinued operations:
Management fees from Front Yard	$3,584	$3,584	$10,752	$10,686
Termination fee from Front Yard	12,267	—	12,267	—
Conversion fees from Front Yard	—	—	—	29
Expense reimbursements from Front Yard	626	250	1,707	920
Total revenues from discontinued operations	16,477	3,834	24,726	11,635

Expenses from discontinued operations:
Salaries and employee benefits	910	1,392	3,867	4,241
Legal and professional fees	67	38	180	123
General and administrative	334	441	1,171	1,328
Total expenses from discontinued operations	1,311	1,871	5,218	5,692

Other (loss) income from discontinued operations:
Other (loss) income	(6)	23	24	(14)
Total other (loss) income from discontinued operations	(6)	23	24	(14)

Net income from discontinued operations before income taxes	15,160	1,986	19,532	5,929
Income tax expense	317	42	415	144
Net income from discontinued operations	$14,843	$1,944	$19,117	$5,785

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2020	2019
Total operating cash flows provided by discontinued operations	$19,055	$5,047
Total investing cash flows provided by (used in) discontinued operations	438	(455)

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of our financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2020
Recurring basis (assets):
Front Yard common stock	$14,198	$14,198	$—	$—

December 31, 2019
Recurring basis (assets):
Front Yard common stock	$20,046	$20,046	$—	$—

We did not transfer any assets from one level to another level during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

We held 1,624,465 shares of Front Yard's common stock at each of September 30, 2020 and December 31, 2019, representing approximately 2.8% and 3.0% of Front Yard's then-outstanding common stock, respectively. All of our shares of Front Yard's common stock were acquired in open market transactions.

The following table presents the cost basis and fair value of our holdings in Front Yard's common stock as of the dates indicated ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Front Yard common stock	$20,596	$—	$(6,398)	$14,198

December 31, 2019
Front Yard common stock	$20,596	$—	$(550)	$20,046

4. Leases

We lease office space under various operating leases. We currently occupy office space in Christiansted, U.S. Virgin Islands; Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. Subsequent to the Termination Date, we expect to transfer to Front Yard our existing office space in Charlotte, North Carolina; College Station, Texas; George Town, Cayman Islands; and Bengaluru, India. Thereafter, we expect to lease new office space in Charlotte, North Carolina and Bengaluru, India.

As of September 30, 2020 and December 31, 2019, our weighted average remaining lease term, including applicable extensions, was 8.3 years and 9.1 years, respectively, and we applied a discount rate of 8.4% and 8.4%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and nine months ended September 30, 2020, we recognized rent expense of $0.2 million and $0.5 million, respectively, related to long-term operating leases and $27,000 and $81,000, respectively, related to short-term operating leases. During the three and nine months ended September 30, 2019, we recognized rent expense of $0.1 million and $0.4 million, respectively, related to long-term operating leases and $0.1 million and $0.2 million, respectively, related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of September 30, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$156
2021	634
2022	659
2023	686
2024	708
Thereafter	3,121
Total lease payments	5,964
Less: interest	1,733
Lease liabilities	$4,231
_____________
(1)Excludes the nine months ended September 30, 2020.

5. Commitments and Contingencies

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

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. AAMC has filed a notice of appeal of the court’s decision.

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could potentially be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not adversely impacted our revenues, the prolonged duration and impact of the COVID-19 pandemic on our ability to complete our transition obligations to Front Yard, or on any our new businesses in development, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

6. Related Party Transactions

Asset management agreement with Front Yard

Pursuant to the Amended AMA, we have designed and implemented Front Yard's business strategy, administered its business activities and day-to-day operations and provided corporate governance services, subject to oversight by Front Yard's Board of Directors. We have been responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties, REO properties and residential mortgage loans; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

We have provided Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential properties. Our management also has significant corporate governance experience that has enabled us to manage Front Yard's business and organizational structure efficiently. Under the Amended AMA, we had agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engages. However, following the execution of the Termination Agreement, we are entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

On August 13, 2020, AAMC and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to terminate the Amended AMA, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of the Termination Fee and other consideration to AAMC. For a description of the Termination Agreement and its key terms, please see Note 1.

Terms of the Amended AMA

We and Front Yard entered into the Amended AMA on May 7, 2019 (the “Effective Date”). The Amended AMA amended and restated, in its entirety, the Former AMA. The Amended AMA has an initial term of 5 years and could renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions, including termination by Front Yard without cause for any reason or no reason.

The Amended AMA provides for a management fee structure that provides AAMC with a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon Front Yard's performance and are subject to potential downward adjustments and an aggregate fee cap. The Base Management Fee under the Amended AMA is subject to a quarterly minimum of $3,584,000. The Amended AMA also required that the Base Management Fee would increase commencing after Front Yard’s per share Adjusted AFFO (as defined in the Amended AMA) reaching $0.15 (“Additional Base Fees”). To date, we have earned no Additional Base Fees or Incentive Fees under the Amended AMA. Considering the impending termination of the Amended AMA pursuant to the Termination Agreement, we will no longer receive a Base Management Fee at the earlier of (a) the completion of the termination under the Termination Agreement and (b) the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.

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

Terms of the Former AMA

On March 31, 2015, we entered into the Former AMA with Front Yard. The Former AMA, which was effective from April 1, 2015 through May 7, 2019, provided for the following management fee structure:

•Base Management Fee. We were entitled to a quarterly base management fee equal to 1.5% of the product of (i) Front Yard’s average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while it had fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of average invested capital while Front Yard had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while Front Yard had 4,500 or more Rental Properties. Because Front Yard had more than 4,500 Rental Properties, until the entry into the Amended AMA, we were entitled to receive a base management fee of 2.0% of Front Yard’s invested capital during the three and nine months ended September 30, 2020 and 2019;

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

Under the Former AMA, Front Yard had reimbursed us for the compensation and benefits of the General Counsel dedicated to Front Yard and certain other out-of-pocket expenses incurred on Front Yard's behalf.

7. Share-Based Payments

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

We recorded $0.3 million and $1.2 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2020, respectively, and we recorded $0.6 million and $1.9 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an aggregate $1.4 million and $1.2 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.7 years and 0.8 years, respectively.

On September 11, 2020, the Board of Directors adopted, subject to stockholder approval, the Altisource Asset Management Corporation 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The 2020 Equity Incentive Plan supersedes our prior equity incentive plans and makes available 185,000 shares of our common stock for the granting of awards under compensatory arrangements and incentives permitted by the 2020 Equity Incentive Plan. On October 12, 2020, the 2020 Equity Incentive Plan was approved by our stockholders.

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

As of September 30, 2020 and December 31, 2019, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the nine months ended September 30, 2020 and 2019.

The following table sets forth the components of our deferred tax assets:

	September 30, 2020	December 31, 2019
Deferred tax assets:
Stock compensation	$96	$114
Accrued expenses	538	669
Net operating losses	34	357
Lease liabilities	901	955
Front Yard common stock	615	—
Other	146	48
Gross deferred tax assets	2,330	2,143
Deferred tax liability:
Right-of-use lease assets	854	922
Front Yard common stock	—	42
Depreciation	—	4
Gross deferred tax liabilities	854	968
Net deferred tax assets before valuation allowance	1,476	1,175
Valuation allowance	(804)	(491)
Deferred tax asset, net	$672	$684

9. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Continuing operations:
Net loss from continuing operations	$(3,089)	$(5,467)	$(18,955)	$(6,859)
Amortization of preferred stock issuance costs	—	(52)	(42)	(155)
Numerator for basic and diluted EPS from continuing operations – net loss from continuing operations attributable to common stockholders	$(3,089)	$(5,519)	$(18,997)	$(7,014)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$14,843	$1,944	$19,117	$5,785

Total:
Net income (loss)	$11,754	$(3,523)	$162	$(1,074)
Amortization of preferred stock issuance costs	—	(52)	(42)	(155)
Numerator for basic and diluted EPS – net income (loss) attributable to common stockholders	$11,754	$(3,575)	$120	$(1,229)

Denominator
Weighted average common stock outstanding – basic	1,632,117	1,590,739	1,625,727	1,587,448
Weighted average common stock outstanding – diluted	1,632,117	1,590,739	1,625,727	1,587,448

Earnings (loss) per share - basic
Continuing operations – basic	$(1.89)	$(3.47)	$(11.69)	$(4.42)
Discontinued operations – basic	9.09	1.22	11.76	3.65
Earnings (loss) per basic common share	$7.20	$(2.25)	$0.07	$(0.77)

Earnings (loss) per share - diluted
Continuing operations – diluted	$(1.89)	$(3.47)	$(11.69)	$(4.42)
Discontinued operations – diluted	9.09	1.22	11.76	3.65
Earnings (loss) per diluted common share	$7.20	$(2.25)	$0.07	$(0.77)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Reversal of amortization of preferred stock issuance costs	$—	$52	$42	$155

Denominator
Stock options	5,403	11,527	8,167	13,087
Restricted stock	76,160	13,926	58,565	25,056
Preferred stock, if converted	200,000	200,000	200,000	200,000

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

Our primary client has been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue to date was generated through our asset management agreements with Front Yard. The services provided to Front Yard by AAMC and the payment terms for such services are governed by an Amended and Restated Asset Management Agreement, dated as of May 7, 2019, between Front Yard and AAMC (the “Amended AMA”).

Since we have been heavily reliant on revenues earned from Front Yard, investors may obtain additional information about Front Yard in its Securities and Exchange Commission (“SEC”) filings, including, without limitation, Front Yard’s financial statements and other important disclosures therein, available at http://www.sec.gov and http://ir.frontyardresidential.com/financial-information.

During the second quarter of 2019, Front Yard commenced a strategic alternatives review process designed to maximize its stockholder value. In light of this process, we appointed a new Co-Chief Executive Officer on January 13, 2020 to serve as an additional resource for us and to be responsible for implementing new business. Our potential new businesses are in the development stage under the leadership and direction of our new Co-Chief Executive Officer and may include asset management services, investments in real estate related assets or other businesses that leverage the experience of our new Co-Chief Executive Officer and our real estate asset acquisition and portfolio management teams. Our incumbent Co-Chief Executive Officer has continued to focus on the business of Front Yard, the completion of Front Yard's strategic alternatives review and the completion of the transition plan under the Termination Agreement between AAMC and Front Yard in conjunction with our new Co-Chief Executive Officer.

On February 17, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Amherst Merger Agreement”) with affiliates of Amherst Single Family Residential Partners VI, LP (“Amherst”), providing for the acquisition of Front Yard by Amherst (the “Amherst Merger”). The Amherst Merger was expected to close in the second quarter of 2020, following the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions. On May 4, 2020, Front Yard and Amherst determined to terminate the Amherst Merger transaction and entered into a Termination and Settlement Agreement to terminate that the Amherst Merger Agreement. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Amherst Merger, the termination of the Amherst Merger Agreement resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC. As such, we have continued to provide portfolio management and certain corporate governance services to Front Yard under the Amended AMA.

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

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to terminate the Amended AMA after a transition period, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of a termination fee and other consideration to AAMC. For a description of the Termination Agreement and its key terms, please see Item 1 - Financial statements (unaudited) - “Note 1. Organization and Basis of Presentation” and “Management Overview” below.

On October 19, 2020, Front Yard entered into a definitive agreement and plan of merger (the “Front Yard Merger Agreement”) whereby a partnership led by unrelated third parties will acquire Front Yard (the “Merger Transaction”). Under the terms of the
Front Yard Merger Agreement, Front Yard stockholders will receive $13.50 in cash per share. Upon the consummation of the Merger Transaction, we expect the 1,624,465 shares of Front Yard common stock that we hold to be converted to cash of approximately $21.9 million. In addition, any shares of Front Yard common stock that we receive pursuant to the Termination Agreement would also be entitled to receive $13.50 per share upon consummation of the Merger Transaction. Should the Merger Transaction not be consummated, we will continue to be subject to the risks of ownership of Front Yard's common stock as described in Item 3, “Quantitative and qualitative disclosures about market risk.”

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

Management Overview

We are in the process of establishing multiple new lines of business, including an investment fund, a short-term investor loan aggregation business and the establishment of strategic relationships with real estate loan originators. These business lines leverage our history and experience in asset management, real estate investing and real estate operations. We have taken steps to reduce our annual operating expenses, including reductions in our physical office footprint and the optimization of our workforce. We expect that AAMC will be able to generate management fees and returns on its own investments through each of these opportunities, and we are targeting the achievement of positive net income for both 2020 and 2021.
Investment Fund

We are finalizing the formation of an investment fund with an onshore and offshore component, which we believe will allow us to attract institutional and high net worth investors. As previously disclosed, we have secured a firm, non-binding commitment from a strategic investor to make an initial investment of $20.0 million in our investment fund. The initial $20.0 million will be used to invest in real estate debt products, specifically short-term investor loans. We also intend to seek additional fund investments with other institutional investors and are in the process of raising such funds. As capital commitments increase, we intend to expand the investments into other real estate related assets. We also intend to invest a portion of our own capital directly into the fund and may make investments alongside the fund. In addition to any returns on our own investments, we expect to receive customary asset management fees and carried interest.

Loan Aggregation

We also intend to aggregate short-term investor loans from one or more originators using our own funds and/or investments from the assets under management from the investment fund. These loans provide a very competitive risk-adjusted return as a buy-and-hold asset. Through the aggregation model, we believe we will be able to access the secondary market for repeated offerings, providing additional returns on the initial invested capital. We expect to integrate our underwriting team in any flow purchase agreement that we may sign with potential originators to give us greater operational control over the quality of the loans that we may purchase. Utilizing our history and experience investing in non-performing loans and real estate operations, we believe we will be able to underwrite these products to maximize the risk-adjusted returns for our investors.

Loan Origination Relationships

We are also exploring ways in which we may leverage our expertise in loan valuation, underwriting and portfolio management to create strategic partnerships with loan originators to source leads, increase operational capacity and expand product offerings. We believe these broad-based relationships will increase our competitive advantage over other loan aggregators.

Termination of the Amended AMA with Front Yard

On August 13, 2020, AAMC and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that AAMC and Front Yard mutually agree that all required transition activities have been successfully completed (the “Termination Date”), which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard will pay AAMC an aggregate termination fee of $46.0 million (the “Termination Fee”), consisting of the following payments:
◦$15.0 million paid in cash on August 17, 2020,
◦$15.0 million payable in cash on the Termination Date, and
◦$16.0 million payable in cash or Front Yard common stock, at the option of Front Yard and subject to certain conditions, restrictions, and limitations on the Termination Date.
•Front Yard will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business (the “Disposal Group”) for an aggregate purchase price of $8.2 million ($3.2 million of which was paid to AAMC on August 17, 2020), of which all or a portion of the remaining $5.0 million may be paid in Front Yard common stock, at Front Yard’s option and subject to certain conditions, restrictions, and limitations.
•Front Yard will continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of $3.6 million per quarter through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the termination in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date, including regarding the approval of the Front Yard Merger Agreement and related transactions, which may be presented to Front Yard’s stockholders.
•Effective two business days prior to the Termination Date, Mr. Ellison shall resign as Co-Chief Executive Officer of AAMC.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not adversely impacted our revenues as we continue to rely on a minimum asset management fee, the prolonged duration and impact of the COVID-19 pandemic on our ability to complete our transition obligations to Front Yard, or on any our new businesses in development, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

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

Asset Management Agreement with Front Yard

For details of the Amended AMA and the former asset management agreement dated as of March 31, 2015 (the “Former AMA”) with Front Yard, see Item 1 - Financial statements (unaudited) - “Note 6. Related Party Transactions.” For a description of the Termination Agreement and its key terms, please see Item 1 - Financial statements (unaudited) - “Note 1. Organization and Basis of Presentation” and “Management Overview” above.

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

As a result of the Termination Agreement, we have classified all of our revenues from Front Yard within discontinued operations in our condensed consolidated statements of operations. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

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

As a result of the Termination Agreement, we have classified certain expenses within discontinued operations in our condensed consolidated statements of operations. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Salaries and Employee Benefits

Salaries and employee benefits were $1.7 million and $8.1 million during the three and nine months ended September 30, 2020, respectively, compared to $2.8 million and $8.6 million during the three and nine months ended September 30, 2019, respectively. This decrease is primarily due to the reversal of certain unpaid 2019 bonus accruals during the third quarter of 2020 and reduced share-based compensation expense, partially offset by higher salaries and benefits associated with increased headcount, including our new Co-Chief Executive Officer. We expect that salaries and employee benefits will decline materially following completion of the Termination Agreement.

Legal and Professional Fees

Legal and professional fees were $1.5 million and $4.7 million during the three and nine months ended September 30, 2020, respectively, compared to $0.4 million and $2.0 million during the three and nine months ended September 30, 2019, respectively. This increase is primarily driven by legal and professional fees related to litigation, internal inquiries and consideration of matters related to the Termination Agreement and the Amended AMA as well as fees incurred in the creation of new business lines and other business and litigation matters.

General and Administrative Expenses

General and administrative expenses were $0.6 million and $1.7 million during the three and nine months ended September 30, 2020, respectively, compared to $0.7 million and $1.7 million during the three and nine months ended September 30, 2019, respectively. This small quarter-over-quarter decrease is primarily due to reduced travel expenses, partially offset by increased director compensation. We expect that general and administrative expenses will decline materially following completion of the Termination Agreement.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.1 million and $(5.8) million during the three and nine months ended September 30, 2020, respectively, compared to $(1.1) million and $4.6 million during the three and nine months ended September 30, 2019, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported at quarter end on the New York Stock Exchange. Given Front Yard’s announcement of the Merger Transaction and resulting increase of Front Yard’s stock price toward the proposed merger consideration provided in the Front Yard Merger Agreement, we expect to recognize an increase in value of our Front Yard common stock in the fourth quarter of 2020.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were $0 and $0.2 million during the three and nine months ended September 30, 2020, respectively, compared to $0.2 million and $0.7 million during the three and nine months ended September 30, 2019, respectively. The amount of dividends we receive may vary with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Commencing in the first quarter of 2020, Front Yard has determined not to pay dividends on its common stock until further notice or until required under REIT qualification rules applicable to Front Yard.

Discontinued Operations

On August 13, 2020, we and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The termination of the Amended AMA and the sale of the certain assets and operations to Front Yard represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of our operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that is expected to be assumed by Front Yard. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $32.6 million compared to cash and cash equivalents of $20.0 million and short-term investments of $0.5 million as of December 31, 2019. The increase in cash and cash equivalents in 2020 was primarily due to our receipt of the initial payment of $18.2 million under the Termination Agreement. At September 30, 2020, we also had $14.2 million in Front Yard common stock, a decrease from $20.0 million as of December 31, 2019, due solely to the decrease in Front Yard’s stock price during the first nine months of 2020. In connection with the Termination Agreement with Front Yard described above, we expect to further receive a payment of $36 million in termination and related payments on the Termination Date, of which up to $21 million may be paid in cash or Front Yard common stock at the option of Front Yard. We will also continue to generate asset management fees from Front Yard through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed. We believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements to run our operations since (i) we will continue to generate asset management fees under the Amended AMA through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters, (ii) we are seeking to generate revenues or interest income in connection with new business initiatives and (iii) to the extent declared and paid by Front Yard, we may receive dividends on the Front Yard common stock we own. Our ongoing cash expenditures are salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

On October 19, 2020, Front Yard entered into the Front Yard Merger Agreement whereby a partnership led by unrelated third parties will acquire Front Yard in the Merger Transaction. Under the terms of the Front Yard Merger Agreement, Front Yard stockholders will receive $13.50 in cash per share. Upon the consummation of the transaction, we expect the 1,624,465 shares of Front Yard common stock that we hold to be converted to cash of approximately $21.9 million. In addition, any shares of Front Yard common stock that we receive pursuant to the Termination Agreement would also be entitled to receive $13.50 per share upon consummation of the Merger Transaction. Should the Merger Transaction not be consummated, we will continue to be subject to the risks of ownership of Front Yard's common stock as described in Item 3, “Quantitative and qualitative disclosures about market risk.”

Series A Preferred Stock

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

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. AAMC has filed a notice of appeal of the court’s decision.

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

Treasury Shares

At September 30, 2020, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$9,279	$(4,823)
Net cash provided by (used in) investing activities	3,615	(569)
Net cash used in financing activities	(182)	(201)
Net change in cash and cash equivalents	$12,712	$(5,593)

Net cash provided by operating activities for the nine months ended September 30, 2020 consisted primarily our receipt of the initial $15.0 million Termination Fee payment under the Termination Agreement and ongoing revenues from Front Yard, partially offset by payment of annual incentive compensation, payment of a signing bonus to our new Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses. Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the nine months ended September 30, 2020 consisted primarily of the receipt of $3.2 million from Front Yard related to the Disposal Group and proceeds from the maturities of short-term investments. Net cash used in investing cash flows during the nine months ended September 30, 2019 consisted primarily of investments in short-term investments, partially offset by proceeds from maturities of short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 primarily related to shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

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

Investment Risk Relating to Front Yard's Common Stock

We hold an aggregate of 1,624,465 shares of Front Yard common stock, and we may purchase or otherwise acquire additional shares of Front Yard common stock from time to time. If additional purchases are commenced, any such purchases of Front Yard common stock by us may be discontinued at any time, or we may commence sales of such common stock. To the extent we have purchased, or continue to acquire, Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, particularly if and to the extent of any risks that the Merger Transaction is not consummated, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

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

Our Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 5, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On May 7, 2019, we entered into the Amended AMA with Front Yard, which replaced the Former AMA. We have continued to generate all of our revenues from Front Yard, as Front Yard has been our principal client. In the Amended AMA, we negotiated, among other things, (i) a new minimum base management fee, which replaced the base management fee that had been diminishing each quarter under the Former AMA and (ii) a new termination fee to be paid to AAMC in the event Front Yard terminates the Amended AMA “for convenience” including following a change of control of Front Yard. Previously, under the Former AMA, Front Yard could only terminate the Former AMA following a change of control of Front Yard, for other performance failures or for “cause” without paying a termination fee. On August 13, 2020, we entered into the Termination Agreement with Front Yard, pursuant to which the Amended AMA will be terminated following a transition period in exchange for termination payments and other consideration more fully described in Part I, Item 1 - Financial statements (unaudited) - “Note 1. Organization and Basis of Presentation” and Part I, Item 2. - Management's discussion and analysis of financial condition and results of operations - “Management Overview.” Following the transition period under the Termination Agreement, our current management fees received from Front Yard will reduce to $0. To the extent Front Yard pays a portion of the Termination Fee in stock, we would be subject to the market risks related to Front Yard or any successor entity that is in addition to the risks associated with the Front Yard stock we already own. To the extent we are unable to fully develop any new businesses or obtain any additional asset management clients following a termination by Front Yard, our results of operations and financial condition would be materially adversely affected.

On February 17, 2020, Front Yard had entered into the Merger Agreement with Amherst that was expected to close in the second quarter of 2020. On May 4, 2020, Front Yard and Amherst determined not to close the Merger transaction and reach a settlement agreement. Although it was anticipated that Amherst would provide a notice to terminate the Amended AMA upon consummation of the Merger, the termination of the Merger Agreement has resulted in the Amended AMA remaining in full force and effect between Front Yard and AAMC until the termination date under the Termination Agreement. As such, we expect to continue to provide portfolio management and certain corporate governance services to Front Yard through the termination date under the Amended AMA, which currently is generating losses for AAMC. Although Front Yard entered into the Merger Transaction on October 19, 2020, we expect the Termination Agreement will be completed before consummation of the Merger Transaction. Upon completion of the Termination Agreement, our asset management fees from Front Yard will cease, and we cannot be certain that we will be able to timely and effectively reduce expenses at the rate or in the amounts anticipated, which could harm our financial condition and results of operations.

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

We may be unable to realize the increase in value of the shares of Front Yard common stock that we own as a result of the proposed new Merger Transaction of Front Yard. Any shares of Front Yard common stock that we receive as consideration for the Termination Agreement may not realize the value of the Merger Transaction.

Currently, we own 1,624,465 shares of Front Yard common stock for which we currently expect to receive approximately $21.9 million upon consummation of the Front Yard’s proposed new Merger Transaction. There can be no guarantee that the Front Yard Merger Transaction can be consummated on a timely basis or at all. In the event the Merger Transaction is not consummated by Front Yard on a timely basis or at all, the value of the 1,624,465 shares of Front Yard common stock that we currently own may not maintain their value or the price per share of Front Yard common stock could potentially drop materially. In addition, under our Termination Agreement with Front Yard, Front Yard may pay up to $21.0 million of its remaining $36.0 million in payments to us in Front Yard common stock at its option, based on the volume-weighted average price per share of Front Yard common stock for the five business day period prior to such payment. In the event the Front Yard Merger Transaction is not consummated on a timely basis or at all, the value of any additional Front Yard common stock received under the Termination Agreement could potentially be similarly adversely affected. In the event the Merger Agreement is not consummated, the value of any shares of Front Yard common stock we own could be adversely affected, and we could otherwise be unable to liquidate, sell or transfer our shares of Front Yard common stock at all or at a value that would be beneficial to us, which could harm our liquidity, financial condition or results of operations in future periods.

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

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-Q filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.1	Termination and Transition Agreement, dated as August 13, 2020, by and among Front Yard Residential Corporation, Front Yard Residential L.P. and Altisource Asset Management Corporation (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 18, 2020).
10.2†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 14, 2020).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	November 6, 2020	By:	/s/	Indroneel Chatterjee
Indroneel Chatterjee
Chairman and Co-Chief Executive Officer