Form 10-K
period 2020-12-31
Altisource Asset Management Corp
filed 2021-03-03
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Address of principal executive office)

(704) 275-9113
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $9.2 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2020 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 26, 2021, 2,048,319 shares of our common stock were outstanding (excluding 1,359,600 shares held as treasury stock).

Portions of the Registrant's definitive proxy statement relating to its 2021 annual meeting of shareholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant intends to file the 2021 Proxy Statement with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

Altisource Asset Management Corporation
December 31, 2020

i

References in this report to “we,” “our,” “us,” “AAMC,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated.

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

~~•~~our ability to implement our business strategy;
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
•our ability to integrate newly acquired business;
•developments in the litigation regarding our redemption obligations under the Certificate of Designations of our Series A Convertible Preferred Stock (the “Series A Shares”), including our ability to obtain declaratory relief confirming that we were not obligated to redeem any of the Series A Shares on the March 15, 2020 redemption date if we do not have funds legally available to redeem all, but not less than all, of the Series A Shares requested to be redeemed on that redemption date;
•general economic and market conditions;
•our ability to manage our transient investments during the creation and ramp up of our new business;
•any breaches or alleged breaches with respect to the Termination Agreement (defined below) with Front Yard;
•the failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats; and
•governmental regulations, taxes and policies.

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

ii

Part I
Item 1. Business

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and we commenced operations in December 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We have historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

Our team employs a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout the investment cycle. We invest with precision, purpose, and alignment between our interests and the interests of Our Fund (defined below) investors, stockholders, and other stakeholders. We are in the process of establishing multiple new lines of business, including, without limitation, investment funds, short-term investor loan aggregation and origination businesses, and the establishment of strategic relationships with real estate loan originators. Building on these efforts, and leveraging our industry expertise and intellectual capital allows us to capitalize on a broader range of the opportunities. As an investment advisor, we earn, or have the opportunity to earn, management fees, transaction fees, and carried interest for providing investment management and other services to our clients, funds, and other vehicles. We plan to earn additional investment income by investing our own capital alongside the capital we manage for fund investors and we expect that AAMC will be able to generate management fees and attractive returns through each of these opportunities.

We have formed investment funds which we believe will allow us to attract domestic and international institutional and high net worth investors. The initial seed capital is expected to be used to invest in real estate debt products, specifically, short-term investor loans. We also intend to subscribe additional capital for The Fund (defined below) from other institutional investors. As capital commitments increase, we intend to expand the investments into other real estate related assets following a disciplined investment approach. We also intend to invest a portion of our own capital directly into The Fund in addition to other investments we may make.

Our primary client has been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for America's families. Front Yard was historically our primary source of revenue and was a significant driver of our results.

During the second quarter of 2019, Front Yard commenced a strategic alternatives review process designed to maximize stockholder value. At the conclusion of this review, Front Yard's board of directors determined that it was in the best interests of its shareholders to liquidate Front Yard. In light of this determination, we appointed a Co-Chief Executive Officer on January 13, 2020 to be responsible for implementing new business. Our incumbent Co-Chief Executive Officer continued to focus on the business of Front Yard and the completion of its strategic alternatives review until his resignation in December 2020.

On August 13, 2020, we entered into a Termination and Transition Agreement (the “Termination Agreement”) with Front Yard and Front Yard Residential L.P. (“FYR LP”) to terminate the Amended and Restated Asset Management Agreement, dated as of May 7, 2019 (the “Amended AMA”), by and among the Front Yard, FYR LP and AAMC, and to provide for a transition plan to facilitate the internalization of Front Yard’s asset management function (the “Transition Plan”). Pursuant to the terms of the Termination Agreement, effective on the date that the parties mutually agreed that the Transition Plan had been satisfactorily completed (the “Termination Date”), which was December 31, 2020, the Amended AMA was terminated in its entirety. As part of the Termination Agreement and Transition Plan, the incumbent Co-Chief Executive Officer resigned prior to the Termination Date, at which point our new Co-Chief Executive Officer became the sole Chief Executive Officer of the Company.

In connection with the Termination Agreement, Front Yard paid AAMC an aggregate termination fee (the “Termination Fee”) of $46,000,000, with payments consisting of $30,000,000 in cash and $16,000,000 in Front Yard common stock. During the transition period, AAMC continued to be paid the base management fee provided for in the Amended AMA (equal to $3,584,000 per quarter as contemplated by the Amended AMA) and a pro rata portion of the base management fee for any partial calendar quarter during such period.

In addition, on December 31, 2020 and January 1, 2021, AAMC transferred the equity interests of the Company’s Cayman Islands subsidiary and India subsidiary (the “Transferred Assets”), respectively, to Front Yard. The aggregate purchase price (the “Purchase Price”) for the Transferred Assets was $8,200,000, with payments consisting of $3,200,000 in cash and $5,000,000 in Front Yard’s common stock. Furthermore, on January 1, 2021, Front Yard also transferred the equity interests in its India subsidiary to AAMC. In addition to the retention of key employees, AAMC retained certain assets and operating subsidiaries to continue to build out its asset management businesses focused on the origination and underwriting of short duration construction loans backed by single-family homes as well as other new business initiatives.

On October 19, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Pretium Midway Holdco, LP, a Delaware limited partnership (“Parent”), and Midway AcquisitionCo REIT, a Maryland real estate investment trust (“Merger Sub”), pursuant to which Front Yard would be acquired by a partnership led by Pretium Midway Investments, LP (the “Pretium Investor”), a fund managed by affiliates of Pretium Partners, LLC, and including funds managed by the real estate equity and alternative credit strategies of Ares Management Corporation (the “Ares Investors” and together with Pretium Investor, the "Investors"). The Original Merger Agreement provided that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (“Effective Time”), Front Yard would merge with and into Merger Sub (the “Merger”), with Merger Sub as the successor in the Merger and continuing as a wholly owned subsidiary of Parent.

On January 11, 2021, Front Yard completed its previously announced Merger with the Parent and Merger Sub pursuant to the terms of the Original Agreement, as amended by the First Amendment to Agreement and Plan of Merger, dated as of November 20, 2020 (the “Amendment” and, together with the Original Agreement, the “Merger Agreement”), by and among Front Yard, Parent and Merger Sub. Merger Sub was the surviving company in the Merger. Effective on the closing date of the Merger, each share of common stock of Front Yard, subject to certain exceptions, was cancelled, extinguished, and automatically converted into the right to receive cash in an amount equal to $16.25 per share. Upon the closing of the Merger, AAMC received cash in an amount of approximately $47.5 million for the Front Yard common stock it held at the closing date.

For information on the potential risks to AAMC in relation to the Termination Agreement, Merger, and new business initiatives, see “Item 1A. Risk Factors.”

Additionally, our wholly owned subsidiary, NewSource Reinsurance Company Ltd. (“NewSource”), is a title insurance and reinsurance company licensed with the Bermuda Monetary Authority. NewSource commenced reinsurance activities during the second quarter of 2014. In December 2014, NewSource determined that the economics of the initial business did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party, and its reinsurance and insurance business has been dormant since that time. In December 2020, the Company determined that it had no immediate intent to re-commence reinsurance activity, and accordingly, we submitted our application letter to the Bermuda Monetary Authority to cancel our license and proceed with a voluntary wind down of NewSource after six years of dormancy.

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

On May 7, 2019, we entered into the Amended AMA with Front Yard, under which we were provided to be the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA had the option to renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provided for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee.

Pursuant to the Amended AMA, we designed and implemented Front Yard's business strategy, administered certain of its business activities and day-to-day operations and provided corporate governance services, subject to oversight by Front Yard's Board of Directors. We were responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) implementing the investment criteria in Front Yard's investment policy approved by its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties and REO properties; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

We provided Front Yard with a management team and support personnel who have substantial experience in the acquisition and management of residential properties. Our management also has significant corporate governance experience that enabled us to manage Front Yard's business and organizational structure efficiently. We had, during the term of the Amended AMA, agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engaged. Notwithstanding the foregoing, we could engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following the termination of the Amended AMA, or Front Yard's determination and announcement that it will no longer engage in any of the above-described competitive activities, we are entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

Accordingly, our operating results were historically highly correlated to Front Yard's operating results.

The Amended AMA provided for the agreement to be terminated without cause (i) by Front Yard (including any successor of Front Yard) for any reason, or no reason, or (ii) by Front Yard or us in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA was terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard would be required to pay the Termination Fee to us in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the effective date of the Amended AMA). Upon any such termination by Front Yard, Front Yard would have the right, at its option, to license certain intellectual property and technology assets from us. Front Yard also had the option to continue to utilize the services of AAMC for a transition period of up to one year following the effective date of termination of the Amended AMA at a cost not to exceed $3,584,000 per quarter.

On August 13, 2020, we entered into the Termination Agreement with Front Yard and FYR LP to terminate the Amended AMA by and among the Front Yard, FYR LP, and AAMC, and to complete the Transition Plan. Pursuant to the terms of the Termination Agreement and Transition Plan, effective after December 31, 2020, the Amended AMA was terminated in its entirety.

In connection with the Termination Agreement, Front Yard paid AAMC a Termination Fee. During the transition period, AAMC continued to be paid the base management fee provided for in the Amended AMA.

In addition, on December 31, 2020 and January 1, 2021, the Company transferred the Transferred Assets to Front Yard. The Purchase Price for the Transferred Assets was $8,200,000, with payments consisting of $3,200,000 in cash and $5,000,000 in Front Yard’s common stock. Furthermore, on January 1, 2021, Front Yard also transferred the equity interests in its India subsidiary to AAMC.

As a result of the termination process above, we reported the activity related to the Amended AMA and Transferred Assets (collectively, the "Disposal Group") as "held-for-sale", and a discontinued operation, effective as of the end of the third quarter of 2020. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our continuing operations, for all periods presented in the accompanying consolidated financial statements, have been reclassified to conform to the current year presentation. See Note 3 to our consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations.

For more information on these asset management agreements, please see Note 7 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Our Business Strategy

Our business strategy is to (i) provide asset management services in a manner that builds long-term value and a stable income stream for our stockholders and (ii) to develop additional scalable investment strategies and vehicles by leveraging the expertise of our management team.

Front Yard's Business Strategy

Prior to the Termination Date, we assisted Front Yard in executing its strategy of being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for its investors. In recent years we:
•improved Front Yard’s operations;
•shifted Front Yard’s focus from residential debt assets to SFR assets;
•strengthen Front Yard’s portfolio with portfolio SFR acquisitions;
•internalized property management; and
•negotiated the sale of Front Yard.

We believed there was a compelling opportunity in the SFR market and that we implemented the right strategic plan for Front Yard to capitalize on the sustained growth in SFR demand. Front Yard targeted the moderately priced single-family home market to acquire rental properties, which in our view, not only provided safe, comfortable homes for residents, but also offered attractive yield opportunities.

Strengths that AAMC Brought to Front Yard

Until the Termination Date, we were committed to a business strategy that would enable Front Yard to efficiently manage and continue to grow its SFR portfolio and to become one of the largest nationwide SFR REITs. Our goal was to enhance Front Yard's long-term stockholder value through the execution of its business plan with a focus on its competitive strengths. We believed these strengths would enable Front Yard to grow and provide strong stabilized results over time, which we expected would, in turn, result in improved results for AAMC. Front Yard's competitive position was based on the following strengths through our management:

•Acquisition Strategy Enabled Front Yard to Continue Building a Portfolio that Targeted Attractive Yields for its Stockholders. Through our personnel and technical expertise, we developed a disciplined market and asset selection approach, and a valuation model for Front Yard that used proprietary and market data to evaluate and project the performance of SFR assets. This valuation model was built with multiple broad economic and geographic inputs as well as numerous property-level inputs to determine which properties would produce attractive yields and how much to pay for those properties to best achieve optimal results. These internally developed tools helped Front Yard to evaluate the most attractive SFR properties for sale. We also leveraged Front Yard's property inspection, management, rental infrastructure, and related data flows to identify and acquire attractive assets in any locations into which Front Yard desired to grow. Through the Termination Date, we continued to build Front Yard's internal property management structure, which allowed Front Yard to focus on strategic areas, develop regional experience to continually refine Front Yard's acquisition strategy, and achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believed that Front Yard's focus on affordable housing provided it with a potential advantage, as we believe this is an underserved market segment that provided Front Yard with attractive yield and growth opportunities.

•Extensive Internal Property Management Infrastructure. With the internal property manager and the support of its nationwide vendor networks, we believe that Front Yard was well positioned to operate and manage SFR properties across the United States at an attractive cost structure. We placed an experienced property management team with a successful track-record of internal property management operations with Front Yard, which enabled Front Yard to capitalize on additional opportunities to enhance its tenants’ experience and improve its operating efficiency. We believe the internal property management infrastructure provided Front Yard with a cost-efficient, scalable platform that was a key factor in its success as it continued to grow through acquisition by the Investors.

•Depth of Management Experience. We believe the experience and technical expertise of our management team was one of Front Yard's key strengths. Our team has a broad and deep knowledge of the real estate market with decades of experience in real estate, mortgage trading, housing, financial services, and asset management. Our experience in the real estate industry brought a wealth of understanding of the markets in which Front Yard operated and built Front Yard's portfolio in a manner that positioned it to provide attractive potential returns to its stockholders. Management and its supporting teams have expertise and extensive contacts that enabled us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. We believe that our asset evaluation process and the experience and judgment of our executive management team in identifying, assessing, valuing, and acquiring new SFR assets helped Front Yard to appropriately value the portfolios at the time of purchase and to operate them profitably.

Front Yard's Investment Process

Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, our capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. Through close collaboration with Front Yard's internal property management team, we were able to source and acquire properties that fit Front Yard's investment strategy and integrated well with Front Yard's property management infrastructure. This expertise and coordination enabled us to strategically grow Front Yard's SFR portfolio at September 30, 2020 to approximately 14,500 homes, the majority of which were stabilized rentals at the time of acquisition.

Front Yard's Financing Strategy

We provided a team of experienced legal and financial professionals that executed Front Yard's financing strategy. Front Yard financed its real estate investments with debt and equity, the proportions and character of which varied based upon the particular characteristics of its portfolio and on market conditions. To the extent available at the relevant time, Front Yard's financing sources may have included bank credit facilities, term financing, warehouse lines of credit, securitization financing, seller financing arrangements, structured financing arrangements, and repurchase agreements, among others.

Front Yard's Investment Committee and Investment Policy

We conducted substantially all of the investment activities on behalf of Front Yard pursuant to the Amended AMA. Front Yard’s Board of Directors had adopted a broad investment policy designed to facilitate our management of Front Yard’s capital and assets and our maintenance of an investment portfolio profile that met Front Yard’s objectives. We reported to Front Yard’s Investment Committee, whose role was to act in accordance with the investment policy and guidelines approved by Front Yard’s Board of Directors for the investment of its capital. As part of an overall investment portfolio strategy, the investment policy provided that we could facilitate Front Yard’s purchase or sale of non-performing or sub-performing residential mortgage loans, residential mortgage backed securities, and real estate assets. We were also authorized, on behalf of Front Yard, to offer leases on acquired single-family residential real estate. The investment policy allowed for modification by Front Yard’s Board of Directors without the approval of our stockholders.

The objective of Front Yard’s investment policy was to oversee our efforts to achieve a return on assets consistent with Front Yard’s business objectives and to maintain adequate liquidity to meet Front Yard’s financial covenants and regular cash requirements.

The Investment Committee was authorized to approve the financing of Front Yard’s investment positions through bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements, among others, provided such agreements are negotiated with counterparties approved by the Investment Committee. We were also permitted to hedge Front Yard’s interest rate exposure on its financing activities through the use of interest rate swaps or caps, forwards, futures and options, subject to prior approval from Front Yard’s Investment Committee.

Investment Committee Approval of Counterparties

Front Yard’s Investment Committee was authorized to consider and approve, based on our recommendations:

•the financial soundness of institutions with which Front Yard planned to transact business and recommendations with respect thereto;
•Front Yard’s risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and
•investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of Front Yard’s Investment Committee were subject to the following guidelines, which we were required to follow in making recommendations to the Investment Committee:

•No investment would be made that would cause Front Yard or any of its subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;
•No investment would be made that would cause Front Yard to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•Until appropriate investments could be identified, Front Yard may invest available cash in interest-bearing and short-term investments that were consistent with (a) Front Yard’s intention to qualify as a REIT and (b) Front Yard’s exemption from registration as an investment company under the Investment Company Act.

Investment Selection and Due Diligence

For both Our Funds and principal investments, when our team determines that an investment proposal is worth consideration, the proposal is formally presented to the investment committee and the due diligence process commences, if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive value creation. When conducting due diligence, we evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal, and regulatory issues in order to determine whether an investment is suitable. While the process differs depending on the type of investment we make, generally, our professionals spend significant amounts of time and effort to understand the opportunities and risks associated with the proposed investment. In addition, our team may also use the services of outside experts, accountants, lawyers, and investment banks as appropriate to assist them in this process.

Equity Investment in Public Securities

In an effort to manage and maximize the benefits of existing capital to our stakeholders, we have invested a significant portion of our assets into publicly traded securities and borrowed against those assets to increase our return to stakeholders. The specialties of the companies we have invested in fall within our core competencies, which we believe gives us a competitive advantage to analyze and value these investments. We believe these investments provide a beneficial risk-adjusted return.

Employees

As of December 31, 2020, we had 112 full-time employees in the USVI, the United States, and India. The majority of our employees performed asset management functions for Front Yard that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management, and legal services.

Following the completion of the Termination Agreement with Front Yard, certain of our employees became direct employees of Front Yard or its successor, or their subsidiaries, and our headcount was reduced to levels necessary to develop and execute our new business lines.

Our Competition

We are in a highly competitive market and are competing with other asset managers. Our competitors may have greater resources, more personnel, more clients, more sources of revenue, and more capital than we do. Some of our competitors' clients may have the advantage of having significant amounts of capital, lower cost of capital, or access to funding sources not available to our clients. Additionally, our competitors and competitors' clients may have higher risk tolerances or may be willing to accept lower returns on investment. Some of our competitors may be regarded by potential clients as having better expertise related to specific assets. We believe our ability to scale The Fund and future businesses will provide us with a competitive advantage.

Environmental Matters
We do not believe there are any environmental matters that will materially affect the conduct of our business.

As an owner of real estate, Front Yard was subject to various federal, state and local environmental laws, regulations and ordinances and also could have been liable to third parties resulting from environmental contamination or noncompliance with environmental laws at its properties. We were tasked with monitoring these laws, regulations and ordinances and conducting due diligence in acquired properties for Front Yard. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination could have adversely affected Front Yard's ability to sell, lease, or renovate the real estate or borrow using the real estate as collateral. Although we did not believe these risks directly expose us to environmental liability as a separate independent company, these and other risks related to environmental matters could have had an adverse impact on Front Yard, and such risks are described in more detail in “Item 1A. Risk Factors.”

Governmental Regulations

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. In general, the SEC and other regulators around the globe have, in recent years, significantly increased their regulatory activities with respect to investment firms.

We are registered as an investment adviser with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, as a registered investment advisor, we are subject to routine periodic and other examinations by the staff of the SEC. In accordance with our efforts to enhance our compliance program, certain additional policies and procedures have been put into place, but no material changes to our operations have been made. We have not been subject to any regulatory or disciplinary actions by the SEC.

Front Yard’s Governmental Regulations. Certain of Front Yard’s properties were subject to the rules of the various Home Owners Associations (“HOAs”) where such properties are located. HOAs are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. HOA rules and regulations typically consist of various restrictions or guidelines regarding use and maintenance of the property. In addition, Front Yard’s properties were subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. We believe that under our management, Front Yard was in material compliance with such covenants, local laws and regulatory requirements and HOA rules and regulations. Front Yard also required that its tenants agree to comply with such covenants, laws, ordinances and rules in their leases.

Fair Housing Act Applicable to Front Yard. The Fair Housing Act (“FHA”) and its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that, under our management and that of its internal property manager, Front Yard’s properties were in substantial compliance with the FHA and other regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•Pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports.
•Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures.
•Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting.
•Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Website and Availability of SEC Filings

Our principal website address is http://www.altisourceamc.com, and we encourage investors to use it as a way of easily finding information about us. We promptly make available free of charge on our website, or provide a link on our website to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC, along with corporate governance information including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

You may also access the reports and other documents we file with the SEC at a website maintained by the SEC at http://www.sec.gov.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

RISKS RELATED TO US OR OUR MARKET GENERALLY

Adverse economic and market conditions could negatively impact our business in many ways, including by reducing the value or performance of the investments made by Our Funds and reducing the ability of Our Funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations). For example, the coronavirus ("COVID-19") pandemic has resulted in a widespread health crisis that continues to adversely affect general commercial activity and the economies and financial markets of many countries. Such unforeseen and catastrophic events could adversely affect the businesses, financial conditions and results of operations of us and Our Funds’ portfolio companies and assets. These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.

The global outbreak of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to adversely impact our performance and results of operations.

In 2020, the global outbreak of COVID-19 spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. While vaccines have been approved and are slowly being deployed, the global impact of the outbreak continues to adversely impact many industries and different geographies continue to be impacted by the effects of public health restrictions in various ways. The International Monetary Fund estimates that the global economy may not return to pre-pandemic levels until the end of 2021 or early 2022 depending on the roll-out and effectiveness of the vaccine.

While our fears of a great depression at the onset of the pandemic have not today been realized, the economic recovery is only partially underway, and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding the ultimate length and trajectory. Increasing infection rates and hospitalizations in certain geographies and a potential resulting market downturn have resulted in COVID-19 continuing to impact our business, financial condition, results of operations, liquidity, and prospects.

Our ability to enter into new business, acquire new business, and grow new business has been materially impacted by COVID-19 and related governmental measures imposed to contain the virus, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by the pandemic continue, our ability to succeed at these new businesses could suffer materially.

Travel restrictions, the closure of non-essential businesses or shelter-in-place/stay-at-home orders may make it more difficult and costly for Our Funds and our business.

This extended period of remote working by our employees may introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to COVID-19 or by failures of, or attacks on, their information systems and technology. Our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.

COVID-19 continues to present a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity. In addition, continued office closures could adversely affect our ability to create a company culture. Although our employees continue to collaborate across offices and geographies, the informal office interactions that help develop culture have generally ceased. It is also harder to integrate new employees into the firm in a remote working environment. As a result of travel restrictions, stay-at-home orders, etc., many of our staff are unable to travel for physical meetings and/or have been displaced working remotely outside of their normal work location. This may create taxable presence or residency risks for our corporate entities and professionals. Ultimately, these risks could lead to increased levels of taxation and additional compliance complexities. Although a vaccine has been approved for use, the rollout and success are unknown. Although our workforce has demonstrated its ability to achieve pre-pandemic levels of productivity on a remote basis, if we were unable to vaccinate our employee base, our work force may be unwilling to return to the office. In addition to the foregoing, COVID-19 has exacerbated and may continue to exacerbate, many of the other risks described in this Annual Report on Form 10-K.

The asset management business is intensely competitive.

The asset management business is intensely competitive, driven by a variety of factors, including asset performance, the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of other asset managers. A number of factors serve to increase our competitive risks:

•A number of our competitors may have greater financial, technical, marketing and other resources and more personnel than we do;
•Our clients may not perform as well as the clients of our competitors;
•Several of our competitors and their clients have significant amounts of capital, and many of them have similar management objectives to ours, which may create additional competition for management opportunities;
•Some of these competitors' clients may also have a lower cost of capital and access to funding sources that are not available to our clients, which may create competitive disadvantages for us with respect to funding opportunities;
•Some of our competitors' clients may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to advise their clients to bid more aggressively than our clients for assets on which we would advise our clients to bid;
•There are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into the asset management business is expected to continue to result in increased competition;
•Some of our competitors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets; and
•Other industry participants will from time to time seek to recruit members of our management team and other employees away from us.

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

RISKS RELATES TO OUR OPERATIONS

We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

Our growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our focus across the real estate industry, these initiatives could create conflicts of interests between products, increase our costs and expose us to new market risks and legal and regulatory requirements. These products may have different economic structures than our previous businesses and may require a different marketing approach. These activities also may impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

The success of our growth strategy will depend on, among other things:

•our ability to correctly identify and create products that appeal to our investors;
•the diversion of management’s time and attention into the growth of such new businesses;
•management’s ability to spend time developing and integrating the new business and the success of the integration effort;
•our ability to properly manage conflicts of interests;
•our ability to identify and manage risks in new lines of businesses;
•our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an investment team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex and we may encounter unexpected difficulties or incur unexpected costs.

In addition to the concerns noted above, the success of a firm acquisition will be affected by, among other things:

•difficulties and costs associated with the integration of operations and systems;
•difficulties integrating the acquired business’s internal controls and procedures into our existing control structure;
•difficulties and costs associated with the assimilation of employees; and
•the risk that a change in ownership will negatively impact the relationship between an acquire and the investors in its investment vehicles.

In addition, if a new product, business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.

We may become subject to the requirements of the Investment Company Act, which would limit our business operations and require us to spend significant resources to comply with such act.

The Investment Company Act defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40% of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. While the Investment Company Act also has several exclusions and exceptions that we would seek to rely upon to avoid being deemed an investment company, our reliance on any such exclusions or exceptions may be misplaced resulting in violation of the Investment Company Act, the consequences of which can be significant.

A company that falls within the scope of Section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the Investment Company Act. One such exclusion is Rule 3a-2 under the Investment Company Act. Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act, provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer's total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Exchange Act) having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. We entered into certain investment transactions as previously disclosed in our Current Report on Form 8-K, filed on February 18, 2021, and if we become an inadvertent investment company and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then we will be required to register as an investment company under the Investment Company Act.

The ramifications of becoming an investment company, both in terms of the restrictions it would have on us and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited.

Our investments in certain public securities exposes us to a variety of market risks.

We invested in publicly traded securities to maximize long-term stakeholder value while taking prudent levels of risk subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Losses or volatility in the equity or fixed income markets could materially adversely affect our results of operations and financial condition.

The fair market value of our investment portfolio is affected by general economic and market conditions that are outside of our control, including (i) fluctuations in equity market levels, interest rates, debt market levels and foreign currency exchange rates, (ii) public health crises, natural disasters, terrorist attacks and other outside events, and (iii) credit losses sustained by issuers. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could materially adversely affect our results of operations and financial condition. In addition to causing declines in the value of securities that we own in our investment portfolio, public health crises, natural disasters, terrorist attacks and other outside events can adversely affect general commercial activity and the economies of many countries, which could materially adversely affect the business, financial condition and results of operations of the entities in which we have invested. We are also exposed to changes in debt markets. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. Our use of margin on these investment may increase the severity of any losses.

Our organizational documents do not limit our ability to enter into new lines of business, and we intend to, from time to time, expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

We intend, to the extent that market conditions warrant, to seek to grow our businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the asset management business and to the extent that we make strategic investments or acquisitions in new geographic markets or businesses, undertake other related strategic initiatives or enter into a new line of business, we may face numerous risks and uncertainties, including risks associated with the following:

•the required investment of capital and other resources;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk
•the diversion of management’s attention from our core businesses;
•assumption of liabilities in any acquired business;
•the disruption of our ongoing business;
•the increasing demands on or issues related to the combination or integration of operational and management systems and controls;
•compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and customs in the jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;
•a potential increase in investor concentration; and
•the broadening of our geographic footprint, including the risks associated with conducting operations in certain jurisdictions where we currently have no presence.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability, litigation, regulatory risk and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.

Our strategic initiatives may include joint ventures, which may subject us to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. There can be no assurances that any joint venture opportunities will be successful.

We may enter new lines of business or acquire new businesses which may impact other business we may conduct or desire to conduct.

As we seek to enter new lines of business we may acquire a business that is complementary to our other lines of business then in existence. This may include the acquisition or establishment of a loan originator. Investors and counterparties in Our Fund may see a loan originator or other line of business as competitive to their relationship with Our Fund, which could have a material adverse impact on The Fund and our revenues. Certain lines of business, such as a loan originator, may require an internal firewall for compliance and data security, which creates the potential of a breach of such firewall and the subsequent liability which may result. There may be other unknown impacts any new line of business may have on an existing line of business, and we may not be able to mitigate those risks after entering into the such line of business.

Our use of leverage may expose us to substantial risks.

We intend to use indebtedness as a means to finance our business operations, which will expose us to the risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that such institutions will extend credit to us or that we will be able to refinance any new obligations when they mature. As borrowings under any future credit facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce dividends to our stockholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.

Operational risks, including those associated with our business model, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, information and other data processing systems. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach, online extortion attempt, or disruption with respect to this information resulting from an attack by computer hackers, foreign governments, cyber extortionists or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. In many cases, we have to rely on the controls and safeguards put in place by our suppliers, contractors, investors and other third parties to defend against, respond to, and report these attacks.

We depend on key personnel to manage our business, and the loss of any key person’s services, combined with our inability to identify and retain a suitable replacement for such person, could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

Our success is largely dependent on the skills, experience, and performance of our key personnel. The business acumen, investment advisory expertise, and business relationships of our key personnel are critical elements in operating and expanding our business. Financial services professionals are in high demand, and we face significant competition for qualified employees. The loss of services of any of our key personnel for any reason, combined with our inability to identify and retain a suitable replacement for such person, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, in order to retain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

We face intense competition in attracting investors and making investments.

The investment advisory industry is intensely competitive, and new participants are continually entering the industry. We compete directly with numerous global and U.S. investment advisors, commercial banks, savings and loan associations, brokerage and investment banking firms, broker-dealers, insurance companies, and other financial institutions that often provide investment products with similar features and objectives to those we offer or may offer. If we are unable to attract investors and retain net assets in the investment fund due to increased competition, our revenues could decline and we could experience a material adverse effect on our business, results of operations, and financial condition.

Changes to U.S. or state tax laws, our failure to adequately comply with U.S. or state tax laws, or the outcome of any audits or regulatory disputes with respect to our compliance with U.S. or state tax laws could adversely affect us.

Changes to U.S. or state tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition. Further, we are subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess regularly the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition

Our inability to manage future growth effectively could have an adverse impact on our business, results of operations and financial condition.

Our ability to grow will depend on our management’s ability to originate and/or acquire investor real estate loans. In order to do this, we will need to identify, hire, train, supervise and manage new employees. Any failure to effectively manage our future growth, including a failure to successfully expand our loan origination activities could have a material and adverse effect on our business, results of operations and financial condition.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the real estate and capital markets, our business, results of operations and financial condition may be materially and adversely affected.

The manner in which we compete and the loans for which we compete are affected by changing conditions, which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government-sponsored entities, changes in the role of credit rating agencies or their rating criteria or process or the United States economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our business, results of operations and financial condition may be materially and adversely affected.

Any disruption in the availability or functionality of our technology infrastructure and systems could have a material adverse effect on our business.

Our ability to make investments and acquire new businesses is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could, have a material and adverse impact on our business, results of operations and financial condition. Our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

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

RISKS RELATED TO INVESTMENT FUND MANAGEMENT

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our future fund (each fund managed by AAMC is referred to as "The Fund" or "Our Fund") and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in The Fund. Third-party investors in private equity, real assets, and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds, there can be no assurance that this will lead to increased commitments to Our Fund. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and fund of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through Our Fund, each of which could impact the amount of allocations they make to Our Fund. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of Our Funds. We are working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of alternative investments were to decline.

An investment in a credit or real estate fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Credit and real estate investments could fall into disfavor as a result of concerns about liquidity and short-term performance.

Poor performance of The Funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that our future investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business

We also could experience losses on our investment of our own capital into Our Fund as a result of poor performance by The Fund. If, as a result of poor performance of later investments in a carry fund’s life, The Fund does not achieve certain investment returns for The Fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior management.

Poor performance of The Fund may also make it more difficult for us to raise new capital. Investors in Our Fund might decline to invest in future investment funds we raise. Investors and potential investors in Our Fund continually assess The Fund’s performance, and our ability to raise capital for existing and future investment funds will depend on Our Fund’s continued satisfactory performance. Accordingly, poor fund performance may deter future investment in Our Fund and thereby decrease the capital invested in Our Fund and ultimately, our management fee income.

Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.

In connection with raising new funds or securing additional investments in our existing fund, we negotiate terms for such fund and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than currently anticipated or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing The Fund or increase our potential liabilities, all of which could ultimately reduce our profitability. Additionally, a change in terms which increases the amount of fee revenue The Fund investors are entitled to could result in a significant decline in revenue generated from transaction fees.

Valuation methodologies for certain assets in Our Funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.

There are often no readily ascertainable market prices for a substantial majority of illiquid investments of The Fund. We determine the fair value of the investments of The Fund at least quarterly based on the fair value guidelines set forth by generally accepted accounting principles in the United States (“U.S. GAAP”). The fair value measurement accounting guidance establishes a hierarchical disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments for which market prices are not observable include, but are not limited to illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments had been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, and potentially the loss of carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds.

Dependence on significant leverage in investments by Our Fund could adversely affect our ability to achieve attractive rates of return on those investments.

Our Fund and new lines of business may rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect The Fund and new businesses.

An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance investments in Our Fund and new business, thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate investments because other potential buyers, including companies already operating as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance credit fund and real estate investments often includes debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the public and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of Our Fund’s investments and thereby reducing the disposition price. Finally, the interest payments on the indebtedness used to finance Our Fund’s investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. The availability of interest deductions for U.S. federal income tax purposes, however, is limited under rules imposed by the TCJA which apply complex limitations on the deductibility of net business interest expense over 30% of a taxpayer’s taxable income of such business (with adjustments for certain interest and taxes, and for taxable years before 2022, depreciation and amortization). The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and is part of U.S. legislation intended to address the impact of the COVID-19 pandemic. The CARES Act includes provisions that modify the limitation on business interest rules imposed by the TCJA for tax years beginning in 2019 and 2020, increasing the limitation from 30% to 50% and providing special rules for partnerships to temporarily increase business interest deductibility.

The due diligence process that we undertake in connection with investments by The Funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments in Our Fund or acquiring a new business or operating company, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment or acquisition. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment or acquisition and, depending on our ownership or control, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental (including climate change) and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment or acquisition. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such opportunity. The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. Because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult.

In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or inquiries and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess and quantify settlements, enforcement actions and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition and operations, as well as potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

In addition, the global outbreak of COVID-19 may impact our ability to conduct due diligence on investment opportunities in the normal manner. More specifically, during fiscal 2020, travel restrictions negatively affected our ability to have in person meetings with potential target company personnel, customers, vendors and other service providers and such restrictions are likely to continue during fiscal 2021. Similarly, lower business confidence and generally higher levels of uncertainty as a result of the COVID-19 outbreak has made it more difficult to assess target company valuations and delayed our ability to complete due diligence on attractive businesses or assets that we identify, and may continue to do so in the future.

Third-party investors in Our Fund with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in Our Fund make capital commitments that we are entitled to call from those investors at any time during prescribed periods. We will depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in The Fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in The Fund and if an investor has invested little or no capital, for instance early in the life of The Fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of The Fund, thereby inhibiting our ability to enforce the funding of a capital call. Our use of subscription lines of credit to purchase an investment prior to calling capital from fund investors could increase the prevalence of defaulting limited partners. Should the value of an investment funded through a fund line-of-credit decline, especially early in a fund’s life-cycle where minimal capital has been contributed by The Fund’s investors, a limited partner may decide not to fund its commitment. In addition, third-party investors in credit funds and real estate assets typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as Our Fund. If investors were to fail to satisfy a significant amount of capital calls for our fund, the operation and performance of The Fund could be materially and adversely affected.

In addition, our failure to comply with applicable pay-to-play laws, regulations and/or policies adopted by a number of states and municipal pension funds as well as the New York Attorney General’s Public Pension Fund Reform Code of Conduct, may, in certain instances, excuse a public pension fund investor from its obligation to make further capital contributions relating to all or any part of an investment or allow it to withdraw from The Fund. If a public pension fund investor were to seek to be excused from funding a significant amount of capital calls for Our Fund, the operation and performance of The Fund could be materially and adversely affected.

Certain of Our Fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of Our Fund contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, Our Fund invests primarily in real estate related assets, and if we expand Our Fund offerings, they may have a real estate focus. During periods of difficult market conditions, slowdowns, or increased borrower defaults in any particular sector or geographic region, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by Our Fund or future funds may be exacerbated by this concentration of investments, which would result in lower investment returns for Our Funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.

We and Our Funds are subject to risks in using administrators and other agents and third-party service providers.

Our Fund depends on the services of administrators and other agents and third-party service providers to carry out certain securities transactions and other business functions. The counterparty to one or more of our or Our Funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and Our Fund may be unable to take action to cover the exposure and we or our fund could incur material losses. Among other systems, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability or unwillingness to perform pursuant to our arrangements with them. In addition, we could suffer legal and reputational damage from such failure to perform if we are then unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements. The consolidation and elimination of counterparties may increase our concentration of counterparty risk and decrease the number of potential counterparties. Our Fund is generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of Our Fund as collateral, we and Our Fund may not be able to recover equivalent assets in full as we and Our Fund may rank among the counterparty’s unsecured creditors. In addition, our and Our Fund’s cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and we and Our Fund therefore may rank as unsecured creditors in relation thereto. The inability to recover our or Our Fund’s assets could have a material impact on us or on the performance of Our Fund.

We may depend on third-party investment professionals and the distribution channels they utilize to market the investment fund.

A potential source of distribution for Our Fund is through intermediaries that include national, regional, and independent broker-dealers, financial planners, and registered investment advisors. Our success may be highly dependent on access to these various distribution channels. We cannot guarantee we will be able to obtain access to these channels at competitive pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. Our lack of access to these distribution channels which could have a material adverse effect on our business.

In addition, these intermediaries generally offer their customers a broad array of investment products that are in addition to, and may compete with, Our Fund. The intermediaries or their customers may favor competing investment products over Our Fund, which could have a material adverse effect on our business.

SPECIFC RISKS RELATING TO US

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

We have a limited operating history. Due to the Termination Agreement and its potential effects on us, if we are unable to timely develop and implement new businesses as planned, we will be materially and adversely affected.

We commenced operations in 2012, and our business model has been relatively untested and evolving. Businesses like ours that have a limited operating history and a limited client base present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital or develop additional revenue streams to implement our business model. Because we have utilized the substantial majority of our resources in the management of Front Yard, as our primary client, we have been unable to develop and implement significant new or alternative business revenue streams. There can be no assurance that our business will be profitable or that, to the extent that new business are implemented, they will be sustainable. The earnings potential of our proposed businesses is unproven, and the absence of an operating history, particularly in any new businesses, makes it difficult to evaluate our prospects.

We may not be able to obtain or develop additional clients or new business on acceptable terms or at all. Our ability to attract, develop and/or maintain additional clients may depend, in large part, on market conditions, key personnel, and other outside factors.

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
If the IRS were to successfully assert that we have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following:

•We may become subject to current United States federal income taxation on our net income from sources within the United States;
•We may be subject to United States federal income tax on a portion of our net investment income, regardless of its source;
•We may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and
•We may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2020, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to, the following:

•variations in actual or anticipated results of our operations, liquidity or financial condition;
•changes in, or the failure to meet, our financial estimates or those of by securities analysts;
•actions or announcements by our competitors;
•potential conflicts of interest, or the discontinuance of our strategic relationships;
•actual or anticipated accounting problems;
•regulatory actions;
•lack of liquidity;
•an inability to develop or obtain new businesses or client relationships, respectively;
•changes in the market outlook for the real estate, mortgage or housing markets;
•technology changes in our business;
•changes in interest rates that lead purchasers of our common stock to demand a higher yield;
•actions by our stockholders;
•speculation in the press or investment community;
•general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;
•failure to maintain the listing of our common stock on the New York Stock Exchange ("NYSE") American;
•changes in accounting principles;
•passage of legislation or other regulatory developments that adversely affect us or our industry; and
•departure of our key personnel.

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

Risks Related to Our Management and Our Relationships

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

Risks to Us Related to Front Yard’s Business Risks and Operating Performance

We obtained releases from and granted releases to Front Yard related to our prior operations of their business as more specifically described in the Termination Agreement. However, our performance under the Termination Agreement was subject to numerous complex terms and conditions. We believe we materially complied with the terms of the Termination Agreement and satisfied our obligations under the Termination Agreement, but it is possible that Front Yard may claim a breach of our obligations due to an unknown act or omission by us or our directors, officer, or employees. Additionally, we granted to Front Yard releases for its acts and omission preceding the Termination Agreement. In the event we discover a loss or liability for which we are unable to recover against Front yard due to these releases our revenues and assets could be adversely affected. It is also possible that a third party may make a claim against us for the acts or omissions of Front Yard, but our releases of Front Yard may prevent us from seeking recourse from Front Yard for such liability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have an office in Bengaluru, India. For more information, please see Note 5 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Item 3. Legal proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2020 and through the date of this Annual Report on Form 10-K:

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. As of the date of the filing of this Annual Report on Form 10-K, the Court has not yet decided the pending motions.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. We have determined that there is no contingent liability related to this matter for AAMC.

Altisource Asset Management Corporation v. Luxor Capital Group, LP, et al.

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate of AAMC’s Series A Convertible Preferred Stock (the “Series A Shares”). Under the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending decision. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss and the case is proceeding accordingly. AAMC is currently considering whether to appeal the court’s decision.

On February 17, 2021, AAMC entered into a settlement agreement with Putnam (the “Putnam Agreement”). Pursuant to the Putnam Agreement, AAMC and Putnam agreed to exchange all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. AAMC agreed to pay to Putnam $1,636,000 dollars within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam agreed to release AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares, as more fully described in the Putnam Agreement.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE American under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the NYSE for the periods indicated:

	2020		2019
Quarter ended	High	Low	High	Low
March 31	$28.58	$10.56	$39.75	$25.83
June 30	20.51	12.17	30.25	11.50
September 30	23.70	12.51	13.80	7.99
December 31	23.90	19.50	15.50	9.35

Holders

The number of holders of record of our common stock as of February 26, 2021 was 44. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 8 of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2020 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2020.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2020, we have approximately $31.3 million remaining that is authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2020.

We did not repurchase any shares of common stock pursuant to our share repurchase plan during the year ended December 31, 2020.

Pursuant to our equity incentive plan, we may reacquire shares of common stock tendered to satisfy the tax withholding on equity awards. During the year ended December 31, 2020, 17,330 shares were reacquired at a weighted average per share price of $17.96 pursuant to our equity incentive plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020 (1)	5,515	$20.89	—	—
November 1, 2020 through November 30, 2020	—	—	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	5,515	20.89	—
_____________
(1)As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligation for those individuals who elected this option in connection with the vesting of shares of restricted stock.

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes. The following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results contemplated from these forward-looking statements due to a number of factors including, but not limited to, those discussed in Part 1, Item 1A "Risk Factors" in this Annual Report on Form 10-K.

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations, and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations, or cash flows may be in the future.

Prior to 2020, we reported all activity of the Company in a single segment and activity from continuing operations. In connection with the termination of the Amended AMA and subsequent sale of the Disposal Group to Front Yard, we have reclassified the Disposal Group activity as a discontinued operation effective as of the end of the third quarter of 2020. The results of operations, cash flows, and assets and liabilities of our discontinued operations and continued operations, for all periods presented in the accompanying financial statements, have been reclassified to conform to the current year presentation. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

Unless otherwise indicated, amounts reported in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" pertain to continuing operations only.

Management Overview

We made substantial progress during the 2020 fiscal year towards our strategic objectives for Front Yard, including the termination of the Amended AMA, successful resolution to the strategic review of Front Yard, and monetization of Front Yard for the benefit of shareholders. Further, we are in the advanced stages of launching multiple new lines of business, including an investment fund, a short-term investor loan aggregation business and the establishment of strategic relationships with real estate loan originators. These business lines leverage our history and experience in asset management, real estate investing, and real estate operations. We have taken steps to reduce our annual operating expenses, including reductions in our physical office footprint and the optimization of our workforce and technology platforms. We expect that AAMC will be able to generate management and performance fees, as well as returns on its own investments through the new business lines.

New Business

We have substantially completed the formation of investment funds with onshore and offshore components, which we believe will allow us to attract both domestic and international institutional and high net worth investors. Initial investments into The Fund will be used to invest in real estate debt products, specifically short-term investor loans. As capital commitments increase, we intend to expand the investments into other real estate related assets where we have identified esoteric opportunities to generate attractive returns for our investors and our stockholders. We also intend to invest a portion of our own capital directly into the investment funds and may make investments alongside The Fund. In addition to any returns on our own investments, we expect to receive customary asset management fees and carried interest as the investment manager for, and general partner of The Fund.

Our strategy also includes the aggregation of short-term investor loans from one or more originators using our own capital and/or investments from the assets under management from the investment funds. We believe these investor loans will provide a competitive risk-adjusted return as a buy-and-hold asset. Through the aggregation model, we believe we will be able to access the secondary market for repeated offerings, providing additional returns on the initial invested capital. We expect to integrate our experienced underwriting team in any flow purchase agreements that we may execute with potential originators to provide us with greater operational control over the quality of the loans that we may purchase. Utilizing our history, expertise, and experience investing in non-performing loans and real estate operations, we believe we will be able to effectively underwrite loan acquisitions, target new markets, and mitigate defaults which will result in attractive risk-adjusted returns for our investors and stockholders. Through our expertise in loan valuation, underwriting, and portfolio management, we expect to create strategic partnerships with loan originators to source leads, increase operational capacity, and expand product offerings in the future. We believe these relationships will increase our competitive advantage over other loan aggregators.

Termination of the Amended AMA with Front Yard

On August 13, 2020, AAMC and Front Yard entered into the Termination Agreement, pursuant to which the Company and Front Yard agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provided that the Amended AMA would terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts, implement the transfer of certain employees to Front Yard, and the training of required replacement employees at each company. The transition period ended at the close of business, December 31, 2020, the time that AAMC and Front Yard mutually agreed that all required transition activities had been successfully completed (the “Termination Date”). On the Termination Date, the Amended AMA terminated, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard paid AAMC an aggregate Termination Fee of $46.0 million, consisting of the following payments:

◦$15.0 million paid in cash on August 17, 2020;
◦$15.0 million paid in cash on the Termination Date; and
◦$16.0 million paid in Front Yard common stock on the Termination Date.

•Front Yard acquired the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business for an aggregate purchase price of $8.2 million ($3.2 million of which was paid in cash to AAMC on August 17, 2020), and the remaining $5.0 million was paid in Front Yard common stock on the Termination Date.
•On the Termination Date, in satisfaction of the amounts payable in Front Yard stock, we received 1,298,701 shares of Front Yard common stock. We recorded a nominal gain on the shares received.
•On the Termination Date, AAMC assigned its office lease in Charlotte, North Carolina to Front Yard. Certain assets related to the lease, primarily office and employee-related equipment were written off, none of which were individually material, and were recorded through other income (loss) in the Consolidated Statements of Operations.
•Front Yard was obligated to continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of approximately $3.6 million per quarter, subject to proration for partial quarters, through the date that Front Yard delivered written notice to AAMC that the transition had been satisfactorily completed.
•AAMC agreed to vote any shares of Front Yard common stock that it receives in connection with the Termination Agreement in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date, including regarding the approval of the Front Yard Merger Agreement and related transactions, which were presented to Front Yard’s stockholders.
•Effective two business days prior to the Termination Date, Mr. Ellison resigned as Co-Chief Executive Officer of AAMC.

On December 31, 2020, AAMC and Front Yard completed the transition contemplated by the Termination and Transition Agreement, dated August 13, 2020. In connection with the process described above, we reported the Disposal Group as "held-for-sale", and a discontinued operation, effective as of the end of our third quarter of 2020. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not materially adversely impacted us, the prolonged duration and impact of the COVID-19 pandemic on our ability to complete new businesses in development, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

We remain committed to the safety of our employees and to providing quality service to our clients and stakeholders. We had previously implemented a robust technology platform that enabled us to seamlessly transition to a remote workplace in order to continue our normal operations without disruption to our or Front Yard's business. We are proud of the quality of service, focus, and dedication our employees have demonstrated during this unprecedented time.

Observations on Current Market Opportunities

We believe there is a compelling investment opportunity in the investor and business purpose loan market and that we have implemented a strategic plan for AAMC to capitalize on the significant increase in demand for these products. In our view, the tightening of credit and lending requirements on traditional residential loan products, as well as macro-economic changes, shifting demographics, geographic mobility, favorable changes in interest rate and monetary policy, as well as cultural and economic changes resulting from the COVID-19 pandemic have benefited the overall residential real estate market while reducing yields available to investors elsewhere. We believe that our initial focus on short-term investor loans provides the opportunity to generate attractive risk-adjusted returns on our investments while minimizing exposure to unforeseen structural shifts in monetary and fiscal policy and other market changes.

Metrics Affecting Our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues consisted of fees due to us under the asset management agreements with Front Yard. Under the Amended AMA, our revenues included a quarterly Base Management Fee and a potential annual Incentive Fee, each of which were dependent upon Front Yard's performance and were subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019 (the first full quarter under the Amended AMA), the Base Management Fee we recognized under the Amended AMA was subject to a quarterly minimum of $3,584,000.

Under the Former AMA, our revenues included a base management fee and a conversion fee. The base management fee was calculated as a percentage of Front Yard’s average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period.

Under both the Amended AMA and the Former AMA, our revenues also included reimbursements of certain expenses in our management of Front Yard's business, which related primarily to travel and certain operating expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard pursuant to the Amended AMA.

In addition, we received dividends on the shares of Front Yard common stock that we owned when Front Yard declared and paid dividends to its holders of common stock. Upon the declaration of such dividends, we recorded them as other income. The amount of dividends we received varied with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, we recognized changes in the fair value of our holdings of Front Yard common stock as other income or loss that was directly dependent upon fluctuations in the market price of Front Yard's common stock.

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

Primary Driver of Our Operating Results

Our performance in each particular period was affected by our ability to manage Front Yard’s business and rental portfolio effectively. If there were declines in Front Yard’s performance, our fees in each such period could be adversely affected. Conversely, if there were improvements in Front Yard’s performance, our fees in such period could be positively affected. Front Yard's operating results were effected by various factors, including, but not limited to, the number and performance of Front Yard's SFR properties, its ability to use financing to grow its SFR portfolio and its ability to control operating expenses. The extent to which we were successful in managing these factors for Front Yard effected our ability to generate management fees under the Amended AMA, which, apart from the Termination Fee, were our primary source of income.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the years ended December 31, 2020 and 2019. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2019 and 2018, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Fiscal Year ended December 31, 2020 Compared to Fiscal Year ended December 31, 2019

Salaries and Employee Benefits

Salaries and employee benefits increased to $12.0 million from $11.4 million for the years ended December 31, 2020 and 2019, respectively. This increase is primarily due to increased compensation expense attributable to increases in our employee headcount.

Legal and Professional Fees

Legal and professional fees increased to $6.2 million from $3.4 million for the years ended December 31, 2020 and 2019, respectively. This increase is primarily due to an increase in legal and consulting fees related to the negotiation and termination of the Amended AMA with Front Yard.

General and Administrative Expenses

General and administrative expenses remained stable at $2.3 million from $2.3 million for the years ended December 31, 2020 and 2019, respectively, attributable to an increase in technology costs and insurance costs associated with the Termination Agreement and Transition Plan, offset by decreased travel expenses and office utilities that were partially driven by the COVID-19 pandemic.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $6.3 million compared to $5.9 million during the years ended December 31, 2020 and 2019, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock as reported on the NYSE at each reporting date.

Dividend Income

Dividend income on shares of Front Yard common stock was $0.2 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The amount of dividend income varied with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors.

Results of Discontinued Operations

On August 13, 2020, we and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The termination of the Amended AMA and the sale of the certain assets and operations to Front Yard represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of our operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that was assumed by Front Yard. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

The following discussion compares our results of discontinued operations for the years ended December 31, 2020 and 2019. Our results of discontinued operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2019 and 2018, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Fiscal Year ended December 31, 2020 Compared to Fiscal Year ended December 31, 2019

Revenues of Discontinued Operations

Revenues from discontinued operation increased to $62.6 million from $15.8 million for the years ended December 31, 2020 and 2019, respectively. The increase is primarily driven by $46 million in termination fees received as a result of the termination of the Amended AMA.

Expenses from Discontinued Operations

Expenses from discontinued operations decreased to $7.4 million from $7.6 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily attributable to a decrease in salaries and employee benefits expense of certain employees within the Disposal Group.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $41.6 million compared to $18.9 million as of December 31, 2019. The increase in cash and cash equivalents in 2020 was primarily due to the receipt of the cash consideration component of the Termination Fee related to Discontinued Operations. At December 31, 2020, we also held $47.4 million in Front Yard common stock. We are developing new sources of income through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250,000,000 liquidation preference of our Series A Shares on March 15, 2020. We do not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we are obligated to redeem any of the Series A Shares under the Certificate, and, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor to confirm our interpretation of the Certificate. Luxor has filed a motion to remove the action to the U.S. District Court for the Virgin Islands.

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

On February 17, 2021, AAMC entered into a settlement agreement with Putnam (the “Putnam Agreement”). Pursuant to the Putnam Agreement, AAMC and Putnam agreed to exchange all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. AAMC agreed to pay to Putnam $1,636,000 within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam agreed to release AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares, as more fully described in the Putnam Agreement.

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

Treasury Shares

To date, a total of $268.7 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows from continuing and discontinued operations for the periods indicated ($ in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities from continuing operations	$(19,192)	$(14,927)
Net cash used in investing activities from continuing operations	(86)	(163)
Net cash from (used in) financing activities from continuing operations	713	(160)
Total cash flows relating to continuing operations	$(18,565)	$(15,250)

Net cash from operating activities from discontinued operations	$37,798	$8,183
Net cash from (used in) investing activities from discontinued operations	3,643	(23)
Net cash used in financing activities from discontinued operations	(1,010)	(84)
Total cash flows relating to discontinued operations	$40,431	$8,076

Continuing Operations
Operating Activities From Continuing Operations
During 2020, the change in cash flows used in operating activities for continuing operations, compared to 2019, was primarily attributable to ongoing salaries and benefits, payment of annual incentive compensation, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues, respectively.

Investing Activities From Continuing Operations
Net cash used in investing activities for continuing operations for the years ended December 31, 2020 and 2019 consisted of investments in property and equipment.

Financing Activities From Continuing Operations
Net cash from financing activities during the year ended December 31, 2020 primarily relates to intercompany transactions with the disposal group offset by shares withheld for taxes upon vesting of restricted stock. Net cash used in financing activities for the year ended December 31, 2019 relates to shares withheld for taxes upon vesting of restricted stock Net cash used in financing activities during the years ended December 31, 2020 and 2019 primarily related to shares withheld for taxes upon vesting of restricted stock.

Discontinued Operations
During 2020, the increase in cash flows from discontinued operations, compared to 2019, was primarily attributable to an increase in cash flows from operating activities and investing activities, primarily due to the termination of the Amended AMA with Front Yard and related cash receipts. The decrease in cash flows from financing activities for discontinued operations in 2020 compared to 2019 was attributable to intercompany activity paid out of the disposal group.

See Note 3 to our accompanying consolidated financial statements for further information regarding cash flows from discontinued operations.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020 or 2019.

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

Discontinued Operations

In accordance with the Financial Accounting Standards Board, Accounting Standards Codification (“ASC”), ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. As a result of the Termination Agreement with Front Yard and FYR LP to terminate the Amended AMA, the accompanying consolidated financial statements reflect the activity related to the Termination Agreement as discontinued operations. See Note 3 to our consolidated financial statements for additional information regarding the results, major classes of assets and liabilities, significant non-cash operating items, and capital expenditures of discontinued operations.

Series A Preferred Shares

The Company’s Series A preferred stock is reflected in the balance sheet as temporary equity. In 2020, the Company received redemption notices from holders of the Series A Preferred Shares requesting that the Company redeem an aggregate of $250.0 million of its Series A Shares on March 15, 2020. The Company did not have the legally available funds to redeem all, but not less than all, of the outstanding Series A Shares on March 15, 2020. Therefore, the Company does not believe that there is an obligation pursuant to the Certificate of Designation of the Series A Shares to redeem those shares held by investors unless there are legally available funds to redeem all, but not less than all, of the Series A Shares. The presentation of the Series A Preferred Shares will continue to be classified as temporary equity on the consolidated balance sheets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are currently exposed to is market risk related to our investments in common securities of mortgage real estate investment trusts and in Front Yard's common stock.

Investment Risk Relating to Front Yard's Common Stock

We have purchased or received as consideration an aggregate of 2,923,166 shares of Front Yard common stock in open market transactions or share transfers. To the extent we have purchased or received Front Yard common stock, we will be exposed to risks and uncertainties with respect to our ownership of such shares, including downward pressure on Front Yard’s stock price, a reduction or increase of dividends declared and paid on the Front Yard stock and/or an inability to dispose of such shares at a time when we otherwise may desire or need to do so. There can be no assurance that we will be successful in mitigating such risks.

On or around January 11, 2021, upon the consummation and closing of the Merger, the shares of Front Yard common stock that we held at the closing date converted into cash in the amount of $16.25 per share.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited Altisource Asset Management Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altisource Asset Management Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Altisource Asset Management Corporation as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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
March 3, 2021

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2020. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1*	Description of Securities.
4.2	Form of Option Award Agreement by and between Altisource Asset Management Corporation and Indroneel Chatterjee (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed with the SEC on January 29, 2020).
4.3	Form of Restricted Stock Award Agreement by and between Altisource Asset Management Corporation and Indroneel Chatterjee (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed with the SEC on January 29, 2020).
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.7*†	Amended and Restated Employment Agreement of Indroneel Chatterjee, dated as of December 4, 2020.
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.9*†	Employment Agreement of Christopher D. Moltke-Hansen, dated as of January 1, 2021.
10.10*†	Employment Agreement of Paris Graham Singer, dated as of January 1, 2021.
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
21*	Schedule of Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1**	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Description
31.2**	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	March 3, 2021	By:	/s/ Indroneel Chatterjee
Indroneel Chatterjee
Chief Executive Officer

Date:	March 3, 2021	By:	/s/ Christopher D. Moltke-Hansen
Christopher D. Moltke-Hansen
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Indroneel Chatterjee and Christopher D. Moltke-Hansen and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Indroneel Chatterjee	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 3, 2021
Indroneel Chatterjee

/s/ Ricardo C. Byrd	Director	March 3, 2021
Ricardo C. Byrd

/s/ John P. de Jongh, Jr.	Director	March 3, 2021
John P. de Jongh, Jr.

/s/ John A. Engerman	Director	March 3, 2021
John A. Engerman

/s/ Christopher D. Moltke-Hansen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2021
Christopher D. Moltke-Hansen

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements ”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Series A Preferred Shares
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company has $250 million of Series A Preferred Shares (“Series A Shares”) outstanding at December 31, 2020 that are presented on the consolidated balance sheet as mezzanine equity. In February 2020, the Company received notices from holders of the Series A Shares requesting the Company to redeem an aggregate of $250 million liquidation preference of such shares on March 15, 2020. The Company does not believe it is obligated to redeem any of the Series A Shares because the Company did not have legally available funds to do so at March 15, 2020.

The Company’s legal determination and evaluation of the redemption rights of the investors based on the liquidity and financial position of the Company and the terms of the Series A Preferred Share Agreement required significant management judgment and an increased audit effort. Given the judgment needed to legally evaluate and determine conclusions related to the investor redemption rights, any default and remedy provisions or lack thereof, and evaluate the liquidity and financial position of the Company, auditing the Series A Preferred Shares involved especially challenging and complex judgement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s accounting treatment and disclosures for the Series A Shares. For example, we tested controls over management’s review of the terms of the Series A Preferred Share Agreement, including redemption rights related to the Series A Shares.

Our testing of the Company’s accounting for and disclosures related to the Series A Shares included, among others, reading the terms of the Series A Preferred Share Agreement, including those covering the right to redemption, any event of default or remedy provisions or lack thereof, and provisions related to the Company’s liquidity and financial position. We inspected copies of the redemption notices received by the Company related to the Series A Shares. We requested and received internal and external legal counsel letters and obtained representations from the Company with respect to their conclusions for the accounting for and the presentation of the matter. We also evaluated the adequacy of the disclosures included in the financial statements regarding the Series A Preferred Shares.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
March 3, 2021

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$41,623	$18,906
Front Yard common stock, at fair value	47,355	20,046
Receivable from Front Yard	3,414	5,014
Prepaid expenses and other assets	3,328	1,009
Current assets held for sale	894	2,176
Total current assets	96,614	47,151

Non-current assets:
Right-of-use lease assets	656	732
Other non-current assets	503	1,470
Non-current assets held for sale	1,979	3,895
Total non-current assets	3,138	6,097
Total assets	99,752	53,248

Current liabilities:
Accrued salaries and employee benefits	$2,539	$3,762
Accounts payable and accrued liabilities	9,152	1,165
Short-term lease liabilities	75	71
Current liabilities held for sale	1,338	2,002
Total current liabilities	13,104	7,000

Non-current liabilities
Long-term lease liabilities	600	675
Other non-current liabilities	1,027	—
Non-current liabilities held for sale	1,599	3,543
Total non-current liabilities	3,226	4,218
Total liabilities	16,330	11,218

Commitments and contingencies (Note 6)	—	—

Redeemable preferred stock:
Series A preferred stock, $0.01 par value, 250,000 shares issued and outstanding as of December 31, 2020 and 2019; redemption value $250,000	250,000	249,958

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 2,966,207 and 1,650,212 shares issued and outstanding, respectively, as of December 31, 2020 and 2,897,177 and 1,598,512 shares issued and outstanding, respectively, as of December 31, 2019	30	29
Additional paid-in capital	46,574	44,646
Retained earnings	63,426	23,662
Accumulated other comprehensive loss	(65)	(33)
Treasury stock, at cost, 1,315,995 and 1,298,665 shares as of December 31, 2020 and 2019, respectively	(276,543)	(276,232)
Total stockholders' deficit	(166,578)	(207,928)
Total liabilities and equity	$99,752	$53,248

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Expenses:
Salaries and employee benefits	$11,977	$11,367
Legal and professional fees	6,205	3,444
General and administrative	2,328	2,334
Total expenses	20,510	17,145

Other income:
Change in fair value of Front Yard common stock	6,270	5,864
Dividend income on Front Yard common stock	244	731
Other income	45	158
Total other income	6,559	6,753

Net loss from continuing operations before income taxes	(13,951)	(10,392)
Income tax expense	769	165
Net loss from continuing operations	(14,720)	(10,557)

Discontinued Operations:
Income from operations related to Front Yard, net of tax	54,643	7,944
Loss on disposal of operation related to Front Yard	(102)	—
Net gain on discontinued operations	54,541	7,944

Net income (loss)	39,821	(2,613)
Amortization of preferred stock issuance costs	(42)	(206)
Net income (loss) attributable to common stockholders	$39,779	$(2,819)

Net earnings (loss) per share of common stock – basic:
Continuing operations – basic	$(9.05)	$(6.77)
Discontinued operations – basic	33.43	5.00
Earnings (loss) per basic common share	$24.38	$(1.77)
Weighted average common stock outstanding – basic	1,631,326	1,589,952

Net earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$(9.05)	$(6.77)
Discontinued operations – diluted	33.43	5.00
Earnings (loss) per diluted common share	$24.38	$(1.77)
Weighted average common stock outstanding – diluted	1,631,326	1,589,952

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2020	2019
Net income (loss)	$39,821	$(2,613)
Other comprehensive loss:
Currency translation adjustments, net	(32)	(33)
Total other comprehensive loss	(32)	(33)

Comprehensive income (loss)	$39,789	$(2,646)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2018	2,862,760	$29	$42,245	$26,558	$—	$(275,988)	$(207,156)
Cumulative effect of adoption of ASC 842 (Note 1)	—	—	—	(77)	—	—	(77)
Common shares issued under share-based compensation plans, net of employee tax withholdings	34,417	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(244)	(244)
Amortization of preferred stock issuance costs	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	2,401	—	—	—	2,401
Currency translation adjustments, net	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	(2,613)	—	—	(2,613)
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of employee tax withholdings	69,030	1	13	—	—	—	14
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(311)	(311)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	1,915	—	—	—	1,915
Currency translation adjustments, net	—	—	—	—	(32)	—	(32)
Other - disposition				(15)			(15)
Net income	—	—	—	39,821	—	—	39,821
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2019
Operating activities:
Net income (loss)	$39,821	$(2,613)
Less: Income from discontinued operations, net of tax	54,541	7,944
Loss from continuing operations	(14,720)	(10,557)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used in) operating activities:
Depreciation	354	322
Change in fair value of Front Yard common stock	(6,270)	(5,864)
Share-based compensation	1,915	2,401
Amortization of operating lease right-of-use assets	76	114
Changes in operating assets and liabilities, net of effects from discontinued operations:
Receivable from Front Yard	1,600	(1,046)
Prepaid expenses and other assets	(2,477)	11
Other non-current assets	699	(31)
Accrued salaries and employee benefits	(1,206)	(375)
Accounts payable and accrued liabilities	(119)	156
Other non-current liabilities	1,027	—
Operating lease liabilities	(71)	(58)
Net cash used in continuing operations	(19,192)	(14,927)
Net cash from discontinued operations	37,798	8,183
Net cash from (used in) operating activities	18,606	(6,744)
Investing activities:
Investment in property and equipment	(86)	(163)
Net cash used in continuing operations	(86)	(163)
Net cash from (used in) discontinued operations	3,643	(23)
Net cash from (used in) investing activities	3,557	(186)
Financing activities:
Proceeds from stock option exercises	23	—
Payment of tax withholdings on exercise of stock options	(9)	—
Shares withheld for taxes upon vesting of restricted stock	(311)	(244)
Net receipts from subsidiaries included in disposal group	1,010	84
Net cash from (used in) continuing operations	713	(160)
Net cash used in discontinued operations	(1,010)	(84)
Net cash used in financing activities	(297)	(244)
Net change in cash and cash equivalents	21,866	(7,174)
Effect of exchange rate changes on cash and cash equivalents	(24)	(32)
Consolidated cash and cash equivalents, beginning of period	19,965	27,171
Consolidated cash and cash equivalents, end of the period	$41,807	$19,965

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year ended December 31,
	2020	2019
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Income taxes paid	$428	$594
Right-of-use lease assets recognized - operating leases	—	4,684
Operating lease liabilities recognized	—	4,671

Reconciliation of cash and cash equivalents to consolidated balance sheets:
Cash and cash equivalents	$41,623	$18,906
Cash and cash equivalents included in assets of discontinued operations	184	1,059
Consolidated cash and cash equivalents	41,807	19,965
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2020

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. Our primary business is to provide asset management and certain corporate governance services to institutional investors. We have also been a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940 since October 2013.

We are in the process of establishing and launching multiple new lines of business, including an investment fund, a short-term investor loan aggregation and origination businesses, and the establishment of strategic relationships with real estate loan originators. These business lines leverage our history and experience in asset management, real estate investing and real estate operations. We have taken steps to reduce our annual operating expenses, including reductions in our physical office footprint and the optimization of our workforce. Though our potential new businesses are in the development stage, we expect that they will include asset management services, investments in real estate related assets or other businesses that leverage our experience.

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

On May 7, 2019, we entered into an amended and restated asset management agreement with Front Yard (the “Amended AMA”), under which we are the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which we are entitled to a Base Management Fee and a potential Incentive Fee. Accordingly, our operating results continue to be highly dependent on Front Yard's operating results. See Note 7 for additional details of these asset management agreements.

On August 13, 2020, AAMC and Front Yard entered into a Termination and Transition Agreement (the “Termination Agreement”), pursuant to which the Company and Front Yard have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provided that the Amended AMA would terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period ended at the close of business, December 31, 2020, the time that AAMC and Front Yard mutually agreed that all required transition activities have been successfully completed (the “Termination Date”). On the Termination Date, the Amended AMA terminated, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard paid AAMC an aggregate termination fee of $46.0 million (the “Termination Fee”), consisting of the following payments:

◦$15.0 million paid in cash to AAMC on August 17, 2020,
◦$15.0 million paid in cash on the Termination Date, and
◦$16.0 million paid in Front Yard common stock on the Termination Date.

•Front Yard has or will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business (the “Transferred Assets”) for an aggregate purchase price of $8.2 million ($3.2 million of which was paid in cash to AAMC on August 17, 2020), and the remaining $5.0 million was paid in Front Yard common stock on the termination date.
•On the Termination Date, in satisfaction of the amounts payable in Front Yard stock, we received 1,298,701 shares of Front Yard common stock. We recorded a nominal gain on the shares received.
•On the Termination Date, AAMC assigned its office lease in Charlotte, North Carolina. Certain assets related to the lease, primarily office and employee-related equipment were written off, none of which were individually material, and were recorded through other income (loss) in the Consolidated Statements of Income.
•Front Yard was obligated to continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of approximately $3.6 million per quarter, subject to proration for partial quarters, through the date that Front Yard delivered written notice to AAMC that the transition has been satisfactorily completed.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the Termination Agreement in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date, including regarding the approval of the Front Yard Merger Agreement and related transactions, which were presented to Front Yard’s stockholders.
•Effective two business days prior to the Termination Date, Mr. Ellison resigned as Co-Chief Executive Officer of AAMC.

On December 31, 2020, AAMC and Front Yard completed the transition contemplated by the Termination and Transition Agreement, dated August 13, 2020.

We have evaluated the nature of the services provided to Front Yard in exchange for the Termination Fee and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard, and the Termination Fee was recognized through the Termination Date of December 31, 2020.

During the third quarter of 2020, we received an upfront payment of $3.2 million of the $8.2 million aggregate purchase price of the Transferred Assets. In the fourth quarter of 2020, we received a payment of the remaining $5.0 million, in Front Yard common stock, of the aggregate purchase price of the Transferred Assets in advance of the sale of shares. We have included these upfront payments within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

We have concluded that the Transferred Assets meets the held-for-sale criteria and have therefore classified the Transferred Assets as held for sale on our condensed consolidated balance sheets. The termination of the Amended AMA and the sale of the Transferred Assets also represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. For further information, please see Note 3.

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

For information regarding updates to the Redeemable Preferred Stock that occurred subsequent to December 31, 2020, refer to Note 13.

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

The Series A Shares are recorded net of issuance costs, which were amortized on a straight-line basis through the first potential redemption date in March 2020.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2020 and 2019, we had 1,100 and 1,000 and shares outstanding, respectively, and we included the redemption value of these shares of and $11,000 and $10,000 respectively, within accounts payable and accrued liabilities in our consolidated balance sheets.

In December 2019 and February 2019, our Board of Directors declared and paid an aggregate of $1.0 million (in relation to the 2019 fiscal year), and $1.1 million (in relation to the 2018 fiscal year), respectively, of dividends on the preferred stock issued under the Employee Preferred Stock Plan. Such dividends are included in salaries and employee benefits in our consolidated statement of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We adopted this standard as of January 1, 2019 when the standard became effective and was required to be adopted. Consistent with the standard, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting not to separate the lease and non-lease components, including common area maintenance, property taxes and insurance on our office leases that is paid along with rents. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception. Upon our adoption of this standard, we recognized operating lease right-of-use assets of $2.8 million, lease liabilities of $2.8 million and a cumulative-effect adjustment to retained earnings of $(0.1) million. We have also provided the required incremental disclosures about our leasing activities on a prospective basis in Note 5.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13, as amended, is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language requires these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We adopted this standard as of January 1, 2020, and our adoption of the standard did not have a material impact on our consolidated financial statements.

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

ASU 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We will adopt this standard when LIBOR is discontinued. We are evaluating the impact the new standard will have on our consolidated financial statements and related disclosures, but do not anticipate a material impact.

Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have, or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the years ended December 31, 2020 or 2019.

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

Fair value of financial instruments

We designate fair value measurements into three levels based on the lowest level of substantive input used to make the fair value measurement. Those levels are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

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

Assets and liabilities held for sale

Assets and liabilities held for sale represent the disposal group held at the lower of cost or fair value less estimated costs to sell. See Note 3 for further information on Discontinued Operations.

Revenue recognition

Under the Amended AMA, we administered certain of Front Yard's business activities and day-to-day operations and provided corporate governance services to Front Yard. Base Management Fees are earned by us ratably throughout the applicable quarter and are initially based on Front Yard's Adjusted AFFO (as defined in the Amended AMA), subject to a minimum amount and certain potential adjustments. In the event that Front Yard's performance exceeds certain hurdles, we would have been entitled to an annual Incentive Fee based on a percentage of Front Yard's earnings in excess of such hurdle, subject to certain potential adjustments. Under the Former AMA, the base management fees were earned by us ratably throughout the applicable quarter and were based on a percentage of Front Yard's average invested capital (as defined in the Former AMA). See Note 7 for further information on the asset management agreements with Front Yard.

We have evaluated the nature of the services provided to Front Yard and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard. Therefore, we earn management fees are ratably over the applicable fiscal period.

Under both the Amended AMA and the Former AMA, we received expense reimbursements from Front Yard for the compensation and benefits of the General Counsel dedicated to Front Yard and certain operating expenses incurred on Front Yard's behalf. These expense reimbursements were earned by us at the time the underlying expense is incurred.

In addition, under the Former AMA, we also received conversion fees based on a percentage of the fair value of properties that became rented for the first time in each quarter. Such conversion fees were earned by us in the quarter that the conversion to rentals occurred.

We have determined that the expense reimbursements are variable consideration, and we recognize each component of this revenue on a quarterly basis up to the amount that would likely not be reversed.

Termination Fee

We have evaluated the nature of the services provided to Front Yard in exchange for the Termination Fee and have determined that such services constitute a series of distinct services that should be accounted for as a single performance obligation completed over time, which is simultaneously performed by us and consumed by Front Yard. Therefore, we recognized the Termination Fee through the Termination Date.

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

3. Discontinued Operations

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement, pursuant to which they agreed to effectively internalize the asset management function of Front Yard. Pursuant to the agreement, Front Yard has or will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business.

On December 31, 2020, in connection with the Termination Agreement, the company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary.

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at December 31, 2020 and December 31, 2019 were as follows ($ in thousands):

	December 31, 2020	December 31, 2019
Current assets held for sale:
Cash and cash equivalents	$184	$1,059
Short-term investments	—	517
Prepaid expenses and other assets	710	600
Total current assets held for sale	894	2,176

Non-current assets held for sale:
Right-of-use lease assets	1,612	3,607
Other non-current assets	367	288
Total non-current assets held for sale	1,979	3,895
Total assets held for sale	$2,873	$6,071

Current liabilities held for sale:
Accrued salaries and employee benefits	$910	$1,645
Accounts payable and accrued liabilities	300	163
Short-term lease liabilities	128	194
Total current liabilities held for sale	1,338	2,002

Non-current liabilities held for sale:
Non-current lease liabilities	1,599	3,543
Total non-current liabilities held for sale	1,599	3,543
Total liabilities held for sale	$2,937	$5,545

Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that was assumed by Front Yard on December 31, 2020. The operating results of these items are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and revenues and expenses directly related to Discontinued Operations were eliminated from our ongoing operations.

The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Year ended December 31,
	2020	2019
Revenues from discontinued operations:
Management fees from Front Yard	$13,713	$14,270
Termination fee from Front Yard	46,000	—
Conversion fees from Front Yard	—	29
Expense reimbursements from Front Yard	2,867	1,463
Total revenues from discontinued operations	62,580	15,762

Expenses from discontinued operations:
Salaries and employee benefits	5,592	5,662
Legal and professional fees	256	167
General and administrative	1,521	1,813
Total expenses from discontinued operations	7,369	7,642

Other income (loss) from discontinued operations:
Other income (loss)	20	(3)
Total other income (loss) from discontinued operations	20	(3)

Net income from discontinued operations before income taxes	55,231	8,117
Loss on disposal of discontinued operations before income taxes	102	—
Income tax expense	588	173
Net income from discontinued operations	$54,541	$7,944

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Year ended December 31,
	2020	2019
Total operating cash flows from discontinued operations	$37,798	$8,183
Total investing cash flows from (used in) discontinued operations	3,643	(23)
Total financing cash flows (used in) from discontinued operations	(1,010)	(84)

4. Fair Value of Financial Instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy as of December 31, 2020 and 2019 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2020
Recurring basis (assets)
Front Yard common stock	$47,355	$47,355	$—	$—

December 31, 2019
Recurring basis (assets)
Front Yard common stock	$20,046	$20,046	$—	$—

We did not transfer any assets from one level to another level during the years ended December 31, 2020 or 2019.

The fair value of our Front Yard common stock is based on unadjusted quoted market prices from active markets.

At December 31, 2020 and 2019, we held 2,923,166 and 1,624,465 shares of Front Yard's common stock, respectively. At December 31, 2020 and 2019, this represented approximately 4.9% and 3.0% of Front Yard's then-outstanding common stock at each date. All of our shares of Front Yard's common stock held at December 31, 2019 were acquired in open market transactions. On December 31, 2020, we received 1,298,701 shares of Front Yard's common stock in connection with the transactions contemplated in the Termination Agreement with Front Yard. For further information, please refer to Note 1.

The following table presents the cost and fair value of our holdings in Front Yard's common stock as of December 31, 2020 and 2019 ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Front Yard common stock	$41,635	$5,720	$—	$47,355

December 31, 2019
Front Yard common stock	$20,596	$—	$(550)	$20,046

5. Leases

We currently occupy office space under operating leases in Christiansted, U.S. Virgin Islands, and Bengaluru, India.

As of December 31, 2020 and December 31, 2019, our weighted average remaining lease term, including applicable extensions, was 7.5 years and 9.1 years, respectively, and we applied a discount rate of 7.0% and 8.4%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the years ended December 31, 2020 and December 31, 2019, we recognized rent expense of $0.7 million and $0.5 million, respectively, related to long-term operating leases and $0.1 million and $0.2 million related to short-term operating leases, respectively. We include rent expense as a component of general and administrative expenses in the consolidated statements of operations. We had no finance leases during the years ended December 31, 2020 and December 31, 2019.

The following table presents a maturity analysis of our operating leases as of December 31, 2020 ($ in thousands):

Operating Lease Liabilities
2021	$363
2022	380
2023	399
2024	412
2025	426
Thereafter	1,141
Total lease payments	3,121
Less: interest	719
Lease liabilities	$2,402

6. Commitments and Contingencies

Litigation, claims and assessments
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2020:

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. As of the date of this letter, the Court has not yet decided the pending motions.

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

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam holds 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss and the case is proceeding accordingly. AAMC is currently considering whether to appeal the court’s decision.

For information regarding legal proceedings that arose subsequent to December 31, 2020, refer to Note 13.

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our business, our employees and the economy as a whole could be adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our cash flows and future results of operations could potentially be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although COVID-19 to date has not adversely impacted our revenues, the prolonged duration and impact of the COVID-19 on any our new businesses in development or implementation, could cause or result in office closures and other related disruptions that could materially adversely impact our business operations and impact our financial performance.

7. Related-party Transactions

Asset management agreement with Front Yard

Pursuant to the Amended AMA, we designed and implemented Front Yard's business strategy, administered its business activities and day-to-day operations, and provided corporate governance services, subject to oversight by Front Yard's Board of Directors. We were responsible for, among other duties: (1) performing and administering certain of Front Yard's day-to-day operations; (2) defining investment criteria in Front Yard's investment policy in cooperation with its Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing Front Yard's renovation, leasing and property management of its SFR properties; (5) analyzing and executing sales of certain rental properties, REO properties and residential mortgage loans; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

Through December 31, 2020, we provided Front Yard with a management team and support personnel with substantial experience in the acquisition and management of residential properties. Our management also has significant corporate governance experience that enabled us to manage Front Yard's business and organizational structure efficiently. Under the

Amended AMA, we had agreed not to provide the same or substantially similar services without the prior written consent of Front Yard's Board of Directors to any business or entity competing against Front Yard in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets; (b) the carrying on of an SFR business or (c) any other activity in which Front Yard engages. However, following the execution of the Termination Agreement, we are entitled to provide advisory or other services to businesses or entities in such competitive activities without Front Yard's prior consent.

On August 13, 2020, AAMC and Front Yard entered into the Termination Agreement, pursuant to which they agreed to terminate the Amended AMA, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of the Termination Fee and other consideration to AAMC.

On December 31, 2020, AAMC and Front Yard completed the transition contemplated by the Termination and Transition Agreement. For a description of the Termination Agreement and its key terms, please see Note 1.

Terms of the Amended AMA

We and Front Yard entered into the Amended AMA on May 7, 2019 (the “Effective Date”). The Amended AMA amended and restated, in its entirety, the Former AMA. The Amended AMA had an initial term of five years and would renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

The Amended AMA provided for a management fee structure that provides AAMC with a quarterly Base Management Fee and a potential annual Incentive Fee, each of which were dependent upon Front Yard's performance and were subject to potential downward adjustments and an aggregate fee cap. The Base Management Fee under the Amended AMA was subject to a quarterly minimum of $3,584,000. The Amended AMA also required that the Base Management Fee would increase commencing after Front Yard’s per share Adjusted AFFO (as defined in the Amended AMA) reaching $0.15 (“Additional Base Fees”). To date, we have earned no Additional Base Fees or Incentive Fees under the Amended AMA. Due to the termination of the Amended AMA pursuant to the Termination Agreement, and the completion of the transition period, we will no longer receive a Base Management Fee under the Amended AMA.

We were responsible for all of our own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, certain specified employees who provided direct property management services to Front Yard. Front Yard and its subsidiaries paid their own costs and expenses, and, to the extent such Front Yard expenses were initially paid by us, Front Yard was and is required to reimburse us for such reasonable costs and expenses.

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

8. Incentive Compensation and Share-based Payments

Long-term incentive compensation

Our officers and employees participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Our officers generally have a target annual non-equity incentive payment percentage that ranges from 50% to 200% of base salary. The officer's actual incentive payment for the year is determined by (i) the Company's performance versus the objectives established by our Board of Directors (80%) and (ii) a performance appraisal (20%).

Share-based Payments

Certain executive officers and employees have and will receive grants of stock options and/or restricted stock under the 2012 and 2020 Equity Incentive Plans, collectively (the "Equity Incentive Plans"). The Equity Incentive Plans also allow for the grant of performance awards and other awards such as purchase rights, equity appreciation rights, shares of common stock awarded without restrictions or conditions, convertible securities, exchangeable securities or other rights convertible or exchangeable into shares of common stock, as the Compensation Committee in its discretion may determine.

2012 Special Equity Incentive Plan
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

Stock options

During the year ended December 31, 2020, we recorded $0.2 million of compensation expense related to our grants of stock options. We recorded no compensation expense in our financial statements related to grants of stock options for the year ended December 31, 2019.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2018	15,506	$2.75
Exercised (1)	(250)	1.51
December 31, 2019	15,256	2.77
Granted (2)	60,000	13.11
Exercised (1)	(8,031)	1.66
December 31, 2020	67,225	$12.13
_____________
(1)The intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $0.1 million, and a nominal amount, respectively.
(2)The stock options had a weighted average grant date fair value of $10.61. The stock options have an exercise price of $13.11 and consist of two tranches that will vest based on the satisfaction of certain performance criteria and time-based service requirements. The first tranche includes 40,000 stock options and will vest in three allotments beginning on the date the share price equals or exceeds 400% of the exercise price (the “First Performance Goal”). Upon satisfaction of the First Performance Goal, 13,333 options will vest and become exercisable immediately, with the remaining 26,667 options vesting in equal installments on the first and second anniversary of the achievement of the First Performance Goal, subject to forfeiture or expiration. The second tranche of 20,000 stock options will vest in three allotments beginning on the date the share price equals or exceeds 800% of the exercise price of the options (the “Second Performance Goal”). Upon satisfaction of the Second Performance Goal, 6,666 options will vest and become exercisable immediately, with the remaining 13,334 options vesting in equal installments on the first and second anniversary of the Second Performance goal, subject to forfeiture or expiration. All unvested options shall expire on the tenth anniversary of the January 30, 2020 grant date.

As of December 31, 2020, we had 67,225 outstanding options issued under all of our share-based compensation plans or as inducement awards, with a weighted average exercise price of $12.13, weighted average remaining life of 8.2 years and intrinsic value of $0.8 million.

We have 7,225 options exercisable as of December 31, 2020 with a weighted average exercise price of $4.01, weighted average remaining life of 1.1 years, and intrinsic value of $0.1 million. Of these exercisable options, none had an exercise price higher than the market price of our common stock as of December 31, 2020.

We calculated the grant date fair value of stock options granted in 2020 using a Monte Carlo simulation and amortize the resulting compensation expense over the respective service period. The fair value of stock options granted during the period indicated using the following assumptions:

Year ended December 31, 2020
Risk-free interest rate (1)	1.56%
Common stock dividend yield (2)	—%
Expected volatility (3)	98.30%
_____________
(1) Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the stock option grants
(2) Based on the Company's history of not declaring a dividend on shares of common stock
(3) Based on our historical stock price volatility

Restricted stock

During the year ended December 31, 2020, we granted 70,000 shares of service-based restricted stock to members of management with a weighted average grant date value per share of $13.99. These grants of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans. The restricted stock will vest in three equal annual installments based on the grant date(s), subject to forfeiture or acceleration.

During the year ended December 31, 2019, we granted 60,329 shares of service-based restricted stock to members of management with a weighted average grant date fair value per share of $26.68 under our Equity Incentive Plans. The restricted stock will vest in three equal annual installments on each of January 23, 2020, 2021 and 2022, subject to forfeiture or acceleration.

Restricted stock granted in 2015 and 2014 vests based on achievement of the following market-based performance hurdles (all of which have been met) and vesting schedules, subject to forfeiture or acceleration:
•Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty percent (20%) over the market value on the date of the grant and (ii) the market value is at least double the market value on the date of the grant;
•Fifty percent (50%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of our stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-two and a half percent (22.5%) over the market value on the date of the grant and (ii) the market value is at least triple the market value on the date of the grant and
•Twenty-five percent (25%) of the grant will vest in accordance with the vesting schedule set forth below if the market value of Company stock meets both of the following conditions: (i) the market value has realized a compounded annual gain of at least twenty-five percent (25%) over the market value on the date of the grant and (ii) the market value is at least quadruple the market value on the date of the grant.
•After the performance hurdles have been achieved, 25% of the restricted stock vested on the first anniversary of the date that the performance hurdle for that tranche was met. The remaining 75% of that tranche either (i) vested on the second anniversary of the date that the performance hurdle was met for certain grants or (ii) will continue to vest ratably over the second, third and fourth anniversaries of the date that the performance hurdle was met for certain grants.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2020 and 2019, we granted 8,622 and 12,693 shares of stock, respectively, pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $20.87 and $14.18, respectively.

We recorded $1.7 million, and $2.4 million of compensation expense related to these grants for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020 and 2019, we had $1.0 million and $1.2 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 0.9 years and 0.8 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2018	72,923	$142.03
Granted	73,022	24.51
Vested (1)	(34,188)	178.76
December 31, 2019	111,757	54.18
Granted	78,622	14.75
Vested (1)	(60,999)	66.70
December 31, 2020	129,380	$24.32
_____________

(1)The vesting date fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $0.9 million, and $2.1 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2020
Stock options outstanding	67,225
Possible future issuances under share-based compensation plans	168,820
236,045

As of December 31, 2020, we had 2,033,793 remaining shares of common stock authorized to be issued under our charter.

9. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the EDC Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. For the year ended December 31, 2020, we generated taxable income in the USVI.

For the years ended December 31, 2020, and 2019, in addition to the management fees from Front Yard (which represent eligible income under the EDC Certificate), AAMC also had income on the Front Yard common stock that it owns, as well as internally-sourced revenues from its Cayman Islands subsidiary, both of which are not eligible for the 90% tax reduction.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of income (loss) from continuing operations before income taxes:

	Year ended December 31,
	2020	2019
U.S. Virgin Islands	$(15,841)	$(7,114)
Other	1,890	(3,278)
Income (loss) before income taxes	$(13,951)	$(10,392)

The provision (benefit) for income taxes from continuing operations is summarized as:

	Year ended December 31,
	2020	2019
Current
Federal	$(1,002)	$170
State	—	16
International	(183)	—
Total current tax (benefit) expense	(1,185)	186
Deferred
Federal	1,420	776
State	—	—
International	534	(797)
Total deferred tax expense (benefit)	1,954	(21)
Total tax expense	$769	$165

The following table sets forth the components of our total deferred tax assets:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Stock compensation	$64	$114
Accrued expenses	171	669
Net operating losses (1)	285	357
Lease liabilities	491	955
Other	44	48
Gross deferred tax assets	1,055	2,143
Deferred tax liability:
Right-of-use lease assets	459	922
Front Yard common stock	1,547	42
Depreciation	2	4
Other	5	—
Gross deferred tax liabilities	2,013	968
Net deferred tax (liability) asset before valuation allowance	(958)	1,175
Valuation allowance	(69)	(491)
Deferred tax (liability) asset, net	$(1,027)	$684
_____________
(1)Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other non-current assets in the consolidated statement of cash flows. Significant factors contributing to the decrease in our valuation allowance in 2020 are decreases in the temporary differences attributable to our investment in Front Yard common stock, partially offset by tax losses in the USVI.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. AAMC has historically been in a three-year cumulative loss position. As such, a full valuation allowance against the EDC deferred tax assets and liabilities was recorded as of December 31, 2019. With the recognition of the Termination Fee payments as income in 2020, AAMC is no longer in a cumulative three-year loss position for GAAP and tax purposes. However, we believe that it is more likely than not that the company will not realize the benefit of its net deferred tax assets. As such, the EDC deferred tax asset was fully recorded with a full valuation allowance in 2020. The valuation allowance decreased by $422 thousand during the year ended December 31, 2020.

The following table sets forth the reconciliation of the statutory USVI income tax rate from continuing operations to our effective income tax rate:

	Year ended December 31,
	2020	2019
U.S. Virgin Islands income tax rate	23.1%	23.1%
State and local income tax rates	(0.1)	(0.2)
EDC benefits in the USVI	(33.0)	(26.9)
Foreign tax rate differential	(0.2)	(0.2)
Permanent and other	(1.5)	(0.2)
Share-based compensation	(0.5)	(1.1)
Valuation allowance	(1.1)	(1.7)
Other Adjustments / Rate difference on US NOL carryback	7.9	5.6
Effective income tax rate	(5.4)%	(1.6)%

During the tax years ended December 31, 2020 and 2019, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2020 and 2019, we had accrued no unrecognized tax benefits or associated interest and penalties.

AAMC believes that the tax positions taken in the AAMC tax returns satisfy the more-likely-than-not threshold for benefit recognition. Furthermore, a review of the AAMC entity trial balances suggests that AAMC has appropriately addressed the material book-tax differences. AAMC is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, no ASC 740-10-25 liabilities have been recorded by the Company as a result of ASC 740-10-25.

We remain subject to tax examination in the USVI for tax years 2017 to 2020 and in the United States for tax years 2017 to 2020.

10. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2020	2019
Numerator
Continuing operations:
Net loss	$(14,720)	$(10,557)
Amortization of preferred stock issuance costs	(42)	(206)
Numerator for continuing operations for basic and diluted EPS - net loss attributable to common stockholders	$(14,762)	$(10,763)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$54,541	7,944

Total:
Net income (loss)	$39,821	$(2,613)
Amortization of preferred stock issuance costs	(42)	(206)
Numerator for basic and diluted EPS - net income (loss) attributable to common stockholders	39,779	(2,819)

Denominator
Weighted average common stock outstanding – basic	1,631,326	1,589,952
Weighted average common stock outstanding – diluted	1,631,326	1,589,952

Net earnings (loss) per share of common stock – basic:
Net loss per share from continuing operations - basic	$(9.05)	$(6.77)
Net earnings per share from discontinued operations - basic	33.43	5.00
Net earnings (loss) per basic common share	$24.38	$(1.77)

Net earnings (loss) per share of common stock – diluted:
Net loss per share from continuing operations - diluted	$(9.05)	$(6.77)
Net earnings per share from discontinued operations - diluted	33.43	5.00
Net earnings (loss) per diluted common share	$24.38	$(1.77)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated, as the Company had a net loss from continuing operations for each period presented ($ in thousands):

	Year ended December 31,
	2020	2019
Numerator
Amortization of preferred stock issuance costs	$42	$206

Denominator
Stock options	7,609	12,860
Restricted stock	67,616	26,575
Preferred stock, if converted	200,000	200,000

11. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue was derived from the services we provided to Front Yard, we operate as a single segment focused on providing asset management and corporate governance services.

12. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total income (loss) from continuing operations	$(5,654)	$(10,212)	$(3,089)	$4,235
Total income from discontinued operations	1,897	2,377	14,843	35,424
Net income (loss)	$(3,757)	$(7,835)	$11,754	$39,659

Earnings (loss) per share - basic
Continuing operations - basic	$(3.52)	$(6.27)	$(1.89)	$2.57
Discontinued operations - basic	1.17	1.46	9.09	21.49
Earnings (loss) per basic common share	$(2.35)	$(4.81)	$7.20	$24.06

Earnings (loss) per share - diluted
Continuing operations - diluted	$(3.52)	$(6.27)	$(1.89)	$2.17
Discontinued operations - diluted	1.17	1.46	9.09	18.18
Earnings (loss) per diluted common share	$(2.35)	$(4.81)	$7.20	$20.35

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total income (loss) from continuing operations	(2,408)	1,016	(5,467)	(3,698)
Total income from discontinued operations	1,568	2,273	1,944	2,159
Net income (loss)	(840)	3,289	(3,523)	(1,539)

Earnings (loss) per share - basic
Continuing operations - basic	$(1.55)	$0.61	$(3.47)	$(2.35)
Discontinued operations - basic	0.99	1.43	1.22	1.35
Earnings (loss) per basic common share	$(0.56)	$2.04	$(2.25)	$(1.00)

Earnings (loss) per share - diluted
Continuing operations - diluted	$(1.55)	$0.56	$(3.47)	$(2.35)
Discontinued operations - diluted	0.99	1.25	1.22	1.35
Earnings (loss) per diluted common share	$(0.56)	$1.81	$(2.25)	$(1.00)

13. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2020 and through the issuance of these consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Sale of Indian Subsidiary in Connection with Termination Agreement

On January 1, 2021 we completed the sale of our India subsidiary, River Business Solutions Private Limited, for aggregate consideration of $8,200,000. The sale was in accordance with the terms set forth in the Termination Agreement. For additional detail of the Termination Agreement, refer to Note 1.

Acquisition of Indian Subsidiary in Connection with Termination Agreement

On January 1, 2021 we completed the acquisition of Front Yard’s India subsidiary, Front Yard Business Solutions Private Limited, for a nominal amount. The acquisition was in accordance with the terms set forth in the Termination Agreement. The acquisition of this subsidiary will be accounted for as an asset acquisition. For additional detail, refer to Note 1.

Settlement of Preferred Shares

On February 17, 2021, the Company entered into a settlement agreement dated as of February 17, 2021 (the “Settlement Agreement”) with Putnam Focused Equity Fund, a series of Putnam Funds Trust, as successor in interest to each of Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund, each a series of Putnam Funds Trust (collectively, “Putnam”), one of the plaintiffs in the litigation related to the Company’s Series A Convertible Preferred Stock. The Company agreed to exchange all 81,800 of the Series A Shares held by Putnam for 288,283 shares of the Company's common stock. This settlement will increase the number of shares of our common stock outstanding by 288,283 shares for basic EPS calculations. Because the Series A Shares are included in the attached financial statements on an if-converted basis for diluted EPS calculations at an exchange rate of 0.8 shares of common stock per Series A Share, the settlement will increase the number of shares of our common stock outstanding by 222,843 shares which will result in our EPS calculations in future filings being diluted relative to the subject calculation. For additional detail, please refer to the company's Form 8-K filed February 18, 2021.

Acquisition of Assets

In February 2021, we established a standard securities margin account with an independent, third-party banking institution intended to enable us to borrow funds on margin secured by the purchased securities in the account. We utilized this account to purchase $96.9 million publicly traded securities of mortgage REITs, funded with an aggregate of $68 million dollars of cash on hand and approximately $28.9 million dollars borrowed under a standard margin arrangement. The margin account is secured by the aggregate acquired securities, and will bear interest at a rate of one-month LIBOR plus 1.00%. For additional detail, please refer to the company's Form 8-K filed February 18, 2021.