Form 10-K/A
period 2020-12-31
Altisource Asset Management Corp
filed 2021-04-30
CIK 1555074

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

Altisource Asset Management Corporation

December 31, 2020

i

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers are as follows:

Name (1)	Age	Position
Indroneel Chatterjee	40	Chief Executive Officer and Chairman
Ricardo C. Byrd	71	Director
John A. Engerman	51	Director
John P. de Jongh, Jr.	62	Director
Christopher Moltke-Hansen	34	Chief Financial Officer
P. Graham Singer	40	General Counsel and Secretary

(1)
Except as otherwise indicated, all information set forth herein is as of April 15, 2021, and all stock ownership and equity award information for Messrs. Chatterjee, Moltke-Hansen and Singer are based solely upon their Form 4 filings with the SEC.

Indroneel Chatterjee. Mr. Chatterjee became our Co-Chief Executive Officer and has served as a member of our Board of Directors on January 13, 2020, and Chairman of our Board since August 13, 2020, and Chief Executive Officer since December 31, 2020. Mr. Chatterjee was terminated as Chief Executive Officer for cause on April 16, 2021 and was deemed to have resigned as a director and Chairman on that date as well.  Prior to joining AAMC, Mr. Chatterjee served as a consultant to various businesses since March 2019. He previously served as Senior Vice President, New Business Initiatives of Altisource Solutions, Inc. from September 2018 to March 2019. Altisource Solutions, Inc. is a subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), an integrated service provider and marketplace for the real estate and mortgage industries. Mr. Chatterjee served as Chief Financial Officer of ASPS from October 2017 to August 2018. Prior to joining ASPS, he served as Head of Credit Solutions, Global Markets at Nomura Securities, an investment banking firm, from January 2017 to September 2017 and as Executive Director on the fixed income trading desk at Nomura from August 2014.

Ricardo C. Byrd. Mr. Byrd was elected to our Board of Directors in June 2015. Mr. Byrd has served as the Executive Director of the National Association of Neighborhoods ("NAN"), one of the nation’s largest and oldest multi-issue membership associations of grass-roots neighborhood organizations, since 1995, and from 1982 to 1994, served as Federal FTA Project Manager for NAN. He has over thirty years of management experience in directing grass-roots programs. On America’s social and economic development challenges, he has served as a public policy catalyst, a community outreach strategist and resource person to the White House, Congressional, state and local government officials, corporations and neighborhood leaders. Mr. Byrd is a native Washingtonian, educated in the District of Columbia Public Schools, and holds a Bachelor of Arts degree from Howard University.

Mr. Byrd’s understanding of neighborhood and borrower needs will provide us with valuable inputs regarding borrower and tenant satisfaction. His diverse experience will further enable the Company to consider other client opportunities and their related benefits.

John A. Engerman. Mr. Engerman was elected to our Board of Directors in June 2019. Since 2019, Mr. Engerman has been Chief Executive Officer and Chairman of The Strategy Group VI, a professional services firm in St. Thomas, and has continued to serve in that role since March 2020 following its acquisition of BDO USVI, LLC (“BDO USVI”), a full-service accounting and advisory services firm located in St. Thomas, USVI. From July 2016 to March 2020, Mr. Engerman was Managing Partner of BDO USVI. From 2017 to 2018, Mr. Engerman served as the Territorial Campaign Manager for the successful Albert Bryan and Tregenza Roach Gubernatorial Team for the U.S. Virgin Islands. From January 2014 to June 2016, Mr. Engerman was Executive Vice President, Finance & Planning for International Capital & Management Company, a finance and analytics firm located in St. Thomas, USVI. From February 2001 to January 2014, Mr. Engerman was a Managing Member of ARI Group, LLC, a government and business advisory firm located in Fort Washington, MD. Mr. Engerman commenced his career in various accounting, auditing and advisory roles for PricewaterhouseCoopers, Ernst & Young and Capgemini (now part of Ernst & Young). Mr. Engerman also served for five years in the United States Navy. Mr. Engerman holds a Bachelor degree in Business Administration - Accounting from Howard University in Washington, DC and is a Certified Public Accountant.

Mr. Engerman brings extensive finance and accounting experience to the Board that enables him to provide valuable insight to the Audit Committee and guidance to the Board in overseeing the financial reporting and accounting aspects of our business.

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

Chris Moltke-Hansen. Mr. Moltke-Hansen has served as our Chief Financial Officer since January 2021. Mr. Moltke-Hansen joined the Company in 2018 and was subsequently promoted to Managing Director of Finance in October 2020. Mr. Moltke-Hansen resigned as Chief Financial Officer on April 24, 2021. In his previous positions with the Company, Mr. Moltke-Hansen was responsible for managing the Company’s financial and SEC reporting and the accounting policies of the Company and its primary client, Front Yard. Prior to joining AAMC in 2018, Mr. Moltke-Hansen was Vice President of Financial Control at Credit Suisse, a leading global wealth manager and investment bank, which he joined in 2011 and where he held various positions of increasing responsibility.

P. Graham Singer. Mr. Singer has served as our General Counsel & Secretary since January 2021. Mr. Singer resigned as General Counsel on April 23, 2021. Since joining the Company in April 2018, Mr. Singer has overseen a broad range of responsibilities including corporate structuring and consolidation, management and oversight of outside counsel specific to all real estate acquisitions and dispositions, and various real estate and property management activities, including loan extensions, modifications, and property-related litigation. Prior to joining the Company, Mr. Singer served as Legal Counsel for VEREIT, Inc. where he was responsible for all aspects of the acquisition and disposition of real estate assets totaling greater than $2.5 billion in acquisitions and $550M in dispositions.

None of our Directors and/or executive officers is related to any other Director and/or executive officer of AAMC or any of its subsidiaries by blood, marriage or adoption.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than three (3) members with the exact number to be determined by vote of a majority of the Board of Directors. As of April 15, 2021, our Board of Directors consisted of four (4) members.

Meetings of the Board of Directors

The Board plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board held seventeen (17) meetings in 2020. Each incumbent Director attended at least 75% of the aggregate of (1) the total number of Board meetings in 2020 held during the period for which they were a Director and (2) the total number of meetings in 2020 of all committees of our Board on which the Director served during the periods they served. The Board also regularly held executive sessions of the independent directors. We do not have a formal policy regarding Director attendance at the Annual Meetings of Stockholders. However, all of the incumbent members of our Board attended our 2020 Annual Meeting of Stockholders.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board  must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock Exchange (the “NYSE”), which governs the NYSE American where our common stock is listed.

Our Board annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board to have no material relationship with the Company are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board has determined that Messrs. Byrd, Engerman, and Governor de Jongh are independent Directors and were independent Directors for their full 2020-2021 service year.

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

Our Board has combined the positions of Chairman and Chief Executive Officer since June 2015, with Mr. Chatterjee serving as Chairman of the Board and Chief Executive Officer of the Company since his appointment in January 2020 until April 16, 2021. Due to the respective combined positions as Chairman and Chief Executive Officer, we have had a Lead Independent Director while the Chief Executive Officer holds both positions. Except for Mr. Chatterjee, all of our other Directors are independent, and all of our Board committees and their chairpersons are independent. Our Board believes that the strong leadership structure provides the Board with important balance and knowledge base, for several reasons. First, a combined Chairman and Chief Executive Officer position allows us to speak with one voice to our stockholders, counterparties and external constituencies. Second, we have a strong Lead Independent Director who provides independent oversight over the Chairman and Chief Executive Officer and the full Board of Directors, including with respect to the calling of meetings of the Board, executive sessions of the independent members of the Board, and setting the agenda for meetings of the Board and meetings of the independent members of the Board. Our Lead Independent Director has provided important leadership and insight while also serving as the Chair of our Audit Committee. We also have empowered our other strong independent Directors to chair our Compensation Committee and Nomination/Governance Committee. Each of our independent Directors is authorized to call executive sessions of independent Directors to discuss any subject. Our independent Directors also frequently communicate with each other by telephone between meetings of the Board and committees of the Board on an ad hoc basis as needed.

Our Board believes that this leadership structure provides an effective balance between leadership of the Board and our Company by a strong Chairman and Chief Executive Officer and effective oversight of the Board and our Company by independent Directors.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Nomination/Governance Committee. A brief description of these committees is provided below.

Audit Committee. The Audit Committee of our Board oversees the relationship with our independent registered public accounting firm, reviews and advises our Board with respect to reports by our independent registered public accounting firm and monitors our compliance with laws and regulations applicable to our operations, including the evaluation of significant matters relating to the financial reporting process and our system of accounting, internal controls, auditing and federal securities law matters and the review of the scope and results of the annual audit conducted by the independent registered public accounting firm.

The members of the Audit Committee since October 2020 have been Governor de Jongh, and Messrs. Byrd and Engerman. Governor de Jongh has served as the Chair of the Audit Committee since May 2018. For the 2021-2022 service year, Governor de Jongh is expected to continue to serve as the Chair of the Audit Committee, and Messrs. Byrd and Engerman will continue to serve as a member of the Audit Committee. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board has determined that, throughout the 2020-2021 service year, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board has also determined that each of Mr. Engerman and Governor de Jongh qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Audit Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Audit Committee met seven (7) times in 2020.

Compensation Committee. The Compensation Committee of our Board oversees our Board and employee compensation and employee benefit plans and practices. The Compensation Committee also evaluates and makes recommendations to our Board for human resource and compensation matters relating to our named executive officers (“NEOs”). With respect to all officers and employees of the Company other than the Chairman/Chief Executive Officer, the Compensation Committee reviews with the Chief Executive Officers and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to stockholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof and to recommend changes to these plans to our Board. The Compensation Committee has authority for the administration of awards under AAMC’s 2012 Equity Incentive Plan (the “2012 Equity Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Plan”).  The Compensation Committee has the authority to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities at our expense. The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Compensation Committee requests.

The members of the Compensation Committee in 2020 were Messrs. Byrd, Engerman and Governor de Jongh, with Mr. Engerman serving as the Chair of the Compensation Committee since June 2019., Mr. Engerman is expected to continue to serve as the Chair of the Compensation Committee, and Mr. Byrd and Governor de Jongh is expected to continue to serve as Compensation Committee members. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Compensation Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Compensation Committee met seven (7) times in 2020.

Compensation Committee Interlocks and Insider Participation: There were no interlocks during 2020.

Nomination/Governance Committee. The Nomination/Governance Committee of our Board makes recommendations to our Board of individuals qualified to serve as Directors and committee members for our Board; advises our Board with respect to Board composition, procedures and committees; develops and recommends to the Board a set of corporate governance principles; and oversees the evaluation of our Board and our management.

The members of the Nomination/Governance Committee since October 2020 were Messrs. Byrd, Engerman, and Governor de Jongh. Mr. Byrd has served as the Chair of the Nomination/Governance Committee since May 2017. For the 2021-2022 service year, Mr. Byrd is expected to continue to serve as Chair of the Nomination/Governance Committee, and Mr. Engerman and Governor de Jongh are expected to continue to serve as members of the Nomination/Governance Committee. Each member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Nomination/Governance Committee also evaluates its performance under its charter annually and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Nomination/Governance Committee met two (2) times in 2020.

It is the policy of our Nomination/Governance Committee to consider candidates for Director recommended by our stockholders. In evaluating all nominees for Director, our Nomination/Governance Committee will take into account the applicable requirements for Directors under the Exchange Act and NYSE listing standards. In addition, our Nomination/Governance Committee will take into account AAMC’s best interests as well as such factors as knowledge, experience, skills, expertise, diversity and the interplay of the candidate’s experience with the background of other members of our Board of Directors.

The Nomination/Governance Committee will consider diversity when it recommends Director nominees to the Board of Directors, viewing diversity in an expansive way to include differences in prior work experience, viewpoint, education and skill set. In particular, the Nomination/Governance Committee will consider diversity in professional experience, skills, expertise, training, broad-based business knowledge and understanding of our business environment when recommending Director nominees to the Board of Directors, with the objective of achieving a Board with diverse business and educational backgrounds. Board members should have individual backgrounds that, when combined, provide a portfolio of experience and knowledge that will serve our governance and strategic needs. The Nomination/Governance Committee will periodically review the skills and attributes of Board members within the context of the current make-up of the full Board as the Nomination/Governance Committee deems appropriate.

The Nomination/Governance Committee will regularly assess the appropriate size of the Board and whether any vacancies on the Board are anticipated. Various potential candidates for Director will then be identified. Candidates may come to the attention of the Nomination/Governance Committee through current members of the Board, professional search firms, stockholders or industry sources.

In connection with this evaluation, one or more members of the Nomination/Governance Committee, and others as appropriate, will interview prospective nominees. After completing this evaluation and interview, the Nomination/Governance Committee will make a recommendation to the full Board as to the persons who should be nominated by the Board. The Board will determine the nominees after considering the recommendation and report of the Nomination/Governance Committee. Should a stockholder recommend a candidate for Director, our Nomination/Governance Committee would evaluate such candidate in the same manner that it evaluates any other nominee.

A stockholder who wants to recommend persons for consideration by our Nomination/Governance Committee as nominees for election to our Board, can do so by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. The recommendation should provide each proposed nominee’s name, biographical data and qualifications. The recommendation should also include a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a Director.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by our Board provide guidelines for us and our Board to ensure effective corporate governance. The Corporate Governance Guidelines cover topics such as Director qualification standards, Board and committee composition, Director responsibilities, Director access to management and independent advisors, Director compensation, Director orientation and continuing education, management succession and annual performance appraisal of the Board.

Our Nomination/Governance Committee reviews our Corporate Governance Guidelines at least once a year and, if necessary, recommends changes to our Board. Our Corporate Governance Guidelines are available on our website at www.altisourceamc.com and are available to any stockholder who requests them by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Executive Sessions of Non-Management Directors

Non-management Directors meet in executive session without management representatives periodically.

Communications with Directors

If a stockholder should desire to contact our Board or any individual Director regarding AAMC, he or she may do so by mail addressed to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. All stockholder communications received in writing will be distributed to our full Board if addressed to the full Board or to individual Directors if addressed to any of them individually.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to our Directors, executive officers and employees (including our principal executive officer). We also adopted a Code of Ethics for Senior Financial Officers that applies to our principal financial officer and principal accounting officer. Any waivers from the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board or the Audit Committee and will be subsequently disclosed when required by SEC or applicable exchange rules. Our Nomination/Governance Committee reviews our Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers at least once a year and, if necessary, recommends changes to our Board. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our website at www.altisourceamc.com and are available to any stockholder who requests a copy by writing to our Corporate Secretary at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under SEC or exchange rules, will either be posted on our website at www.altisourceamc.com or otherwise disclosed in accordance with such rules.

Risk Management and Oversight Process

Our Board and each of its committees are involved with the oversight of the Company’s risk management.

The Board and the Audit Committee oversee AAMC’s credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and internal and external auditors. In its periodic meetings with internal and external auditors, the Audit Committee discusses the scope and plan for the internal audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs.

In its periodic meetings with the external auditors, the Audit Committee discusses the external audit scope, the external auditors’ responsibility under the standards of the Public Company Accounting Oversight Board (“PCAOB”), accounting policies and practices and other required communications. In addition, through regular reviews with management and, at times, certain employees of AAMC, the Nomination/Governance Committee assists the Board in overseeing the Company’s governance and succession risks, and the Compensation Committee assists the Board in overseeing our compensation policies and related risks.

The Board's role in risk oversight is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its committees providing oversight in connection with these efforts. Our Investment Committee, which is comprised of our Lead Independent Director and our Chief Executive Officer, has responsibility for assessing and managing the Company’s risk exposure with respect to transactional and counterparty risk.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that with the exception of Chris Moltke-Hansen and P. Graham Singer, who upon appointment as executive officers on January 1, 2021, submitted their initial Form 3 filings one day late on January 12, 2021 due to challenges attributable to the COVID-19 pandemic, and Indroneel Chatterjee, who submitted a Form 4 filing reporting one tax withholding transaction ten days late on February 16, 2021, all of the Company’s reporting persons complied with their Section 16(a) filing requirements in 2020.

Item 11. Executive Compensation.

This section discusses the material components of our executive compensation program for our NEOs. We believe an effective executive compensation program aligns executives’ interests with stockholders by rewarding performance designed to increase stockholder value. We seek to promote individual service longevity and to provide our executives with long-term incentive opportunities that promote consistent, high-level performance. The Compensation Committee evaluates both performance and compensation annually to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies, subject to consideration of the Company’s own financial performance. To achieve these objectives, we generally believe executive compensation packages should include both cash and equity-based compensation that rewards performance as measured against established goals.

For 2020, our NEOs and their positions as of December 31, 2020 were as follows:

•	Indroneel Chatterjee, Chief Executive Officer

•	George G. Ellison, Former Chief Executive Officer

•	Robin N. Lowe, Chief Financial Officer

•	Stephen H. Gray, General Counsel and Secretary

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

Base salaries of the NEOs are expected to be reviewed annually during the performance appraisal process with adjustments made based on market information, internal review of the executive officer’s compensation in relation to other officers, the individual performance of the executive officer and our corporate performance. Salary levels are also considered upon a promotion or other change in job responsibility. Salary adjustment recommendations will be based on our overall performance and an analysis of compensation levels necessary to maintain and attract quality personnel. The Compensation Committee will set the base salary for the Chief Executive Officer and approve the base salaries for all other NEOs.

Annual Cash Incentive Compensation. Pursuant to our annual incentive philosophy, our executives can earn cash awards as determined by the Compensation Committee. Our philosophy provides the Compensation Committee and our management with the authority to establish incentive award guidelines, which are further discussed below.

Equity Awards. The Company adopted the 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan (together with the 2012 Equity Incentive Plan, the "Equity Incentive Plans"), to afford an incentive to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates to continue as officers, non-employee directors, employees, advisors or consultants, to increase their efforts on behalf of AAMC and to promote the success of AAMC’s business. From time to time, the Compensation Committee, as administrator, grants awards to our NEOs in addition to their annual cash incentive compensation.

Employee Relocation Program. In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer a relocation package to individuals who are relocating to the U.S. Virgin Islands, and prior to 2021, the Cayman Islands, to work (the “Employee Relocation Program”). The Employee Relocation Program includes relocation benefits such as moving expenses, home sale support, a housing allowance, payment of applicable children’s school tuition fees and payment of “home leave” travel for return trips to the continental United States, in each case subject to certain limits and exceptions. Upon a participant’s departure after at least one year of service or termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. We believe that our Employee Relocation Program is necessary to attract and retain talent that is critical to our success.

2020 Compensation Determinations

Under AAMC’s annual cash incentive compensation plan, our NEOs can earn cash incentive compensation awards as determined by the Compensation Committee. The Compensation Committee and management have the authority to establish incentive compensation award guidelines. Each NEO has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2020, 28-46% of total annual cash target compensation was payable to our NEOs only upon achievement of certain Company and individual performance levels. The appropriate targeted percentage varies based upon the nature and scope of each NEO’s responsibilities.

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

For 2020, corporate goals for both Front Yard and AAMC were developed by our Compensation Committee and included targets pertaining to (a) a renegotiation of the asset management agreement between AAMC and Front Yard in order to provide better termination fee protection to AAMC, prevent the asset management fees from continuing to decrease under the asset management agreement and provide a simpler market approach in the asset management agreement for AAMC to increase the fees payable to AAMC while enabling Front Yard to achieve general and administrative expense load more in line with industry standards, (b) further optimizing Front Yard’s debt facilities to cap and/or fix interest rate exposure, (c) completing the internalization of Front Yard's property management of its approximately 8,000 remaining externally managed rental properties on an accelerated basis to ensure Front Yard’s entire portfolio is internally managed, (d) improving and/or rationalizing the rental property operating metrics of Front Yard, (e) when permitted, adding additional revenue streams to AAMC that do not adversely affect the services provided to Front Yard under the asset management agreement, and (f) developing options to address the Series A Preferred Stock of AAMC.

This incentive compensation structure is intended to align the goals of our incentive eligible employees with the overall success of AAMC and Front Yard, as AAMC’s primary client, and ultimately with the interests of our stockholders.

The Company’s Compensation Committee reviewed the recommendation of the Chief Executive Officer with respect to the annual incentive compensation of Messrs. Lowe and Gray and could determine to amend such annual incentive compensation based on such factors as it determines are appropriate, including market information and individual performance. In coming to his recommendation to the Compensation Committee regarding the annual incentive compensation for Messrs. Lowe and Gray, the Chief Executive Officer has historically considered those elements of the AAMC executive scorecard that are attributable to Front Yard's and AAMC's performance. In light of AAMC's focus throughout 2020 on Front Yard's strategic alternatives review process, the integration of all external property management onto Front Yard's internal property management platform and the renegotiation and amendment of the asset management agreement between Front Yard and AAMC, AAMC did not approve separate executive scorecard metrics attributable to Front Yard's and AAMC's performance for 2020. The Front Yard strategic alternative review process resulted in the proposed acquisition of Front Yard by affiliates of Amherst Residential, LLC (“Amherst”) pursuant to an Agreement and Plan of Merger, dated as of February 17, 2020. The integration of Front Yard's property management onto the internal platform was successfully completed well ahead of schedule, and the renegotiation of the asset management agreement resulted in a new amended and restated asset management agreement in May 2019 that addressed the goals of both Front Yard and AAMC.

In light of the Compensation Committee's review of these important successful initiatives, balanced against the operating challenges faced by Front Yard following the transfer of more than 12,000 properties onto Front Yard's internal property management platform, the Compensation Committee approved the following cash incentive compensation awards to our NEOs: an annual cash bonus of $947,500 to Mr. Ellison, or 66.7% of his aggregate target cash bonus opportunity; an annual cash bonus of $350,000 to Mr. Lowe, or 87.5% of his aggregate target cash bonus opportunity; and an annual cash bonus of $315,000 to Mr. Gray, or 71.4 % of his aggregate bonus opportunity. The Compensation Committee determined to award these bonuses, which were in line with the cash bonuses paid to the executives for 2019 in order to continue to incentivize them, considering the determination that the compensation to the executives continued to be lower than the median compensation to executives in similar companies, while ensuring that our NEOs' year-end incentive compensation payable by AAMC did not increase from the past three years, due to the continued challenging financial performance of AAMC. The 2019 year-end bonuses for each of Mr. Ellison and Mr. Lowe were not paid in light of the Front Yard merger transaction not being consummated, and Mr. Gray’s 2019 year-end bonus was paid in August 2020. Please see the Summary Compensation Table under “Executive Compensation” for the actual amounts awarded to our NEOs for 2019 performance.

The base salary paid and the annual cash incentive compensation approved for our NEOs totaled $3,596,538 in the aggregate for 2020, or approximately 26.2% of the management fees of $13,712,696 paid by Front Yard to AAMC. Of such $3,596,538 for our NEOs, 55.2% or $1,984,038 was paid as base salary and 44.8% or $1,612,500 was approved in the form of annual cash incentive compensation. $101,845 of the base salary and $1,012,500 of the annual cash incentive compensation were reimbursed by Front Yard pursuant to the transition plan associated with the termination of the amended and restated asset management agreement with Front Yard.

Employment Agreements

Under his Amended and Restated Employment Agreement, entered into on December 4, 2020, Mr. Chatterjee is entitled to receive an initial annual base salary of $675,000, subject to annual adjustment by the Compensation Committee, with reduction in salary below such amount only permitted if part of an across-the-board reduction not to exceed 10% of the salaries of all executive officers at the “chief” level. Mr. Chatterjee is eligible to earn annual cash bonuses beginning with the fiscal year ending December 31, 2020. His target bonus is $1,600,000. His bonus will be subject to the achievement of performance targets established by the Compensation Committee. He also received a cash signing bonus of $800,000, subject to an obligation to repay 100% of such signing bonus if terminated by the Company for Cause (as defined in the Amended and Restated Employment Agreement) or without Good Reason (as defined in the Amended and Restated Employment Agreement) within the first year following January 13, 2020 or 50% of such signing bonus if terminated by the Company for Cause or without Good Reason during the second year following January 13, 2020. Mr. Chatterjee also received an initial equity award outside of the Company’s 2012 Equity Incentive Plan (the “Plan”) but such award will otherwise be subject to the terms and conditions of the Plan. Such initial equity award was an “inducement award” for purposes of the NYSE American’s exemption from shareholder approval requirements for inducement awards. The equity award consisted of performance-based options to purchase 60,000 shares of common stock and 60,000 service-based restricted shares. The options are subject to vesting following the achievement of certain trading price targets and further time-based vesting criteria thereafter as further described below in the Outstanding Equity Awards at 2020 Fiscal Year-End table. The restricted shares will vest annually over a three-year period following the date of grant. Mr. Chatterjee will be entitled to receive additional option awards in connection with certain dilutive issuances of securities. He is eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Upon termination of employment, Mr. Chatterjee will be eligible to receive accrued salary and benefits payable through the date of termination. He will be subject to customary confidentiality and non-disparagement obligations, as well as a twelve-month obligation not to solicit clients, customers or employees. In addition, if his employment is terminated by the Company for Cause or by Mr. Chatterjee without Good Reason, he will be subject to a twelve-month non-competition obligation. If his employment is terminated by the Company without Cause or by Mr. Chatterjee for Good Reason, Mr. Chatterjee will be entitled to receive severance equal to the sum of his annual base salary and annual target bonus, payable in twelve month installments, and accelerated vesting of his equity awards (except as prohibited by the Plan), in each case, subject to his execution of a customary release, providing, among other things, confirmation of his confidentiality, non-disparagement and non-solicitation obligations.

Each of our executives during the 2020 calendar year had executed an Employee Intellectual Property and Confidentiality Agreement at the time they joined AAMC that contains covenants to maintain our confidential information and that all developments by such executive shall be our property.

2020 Equity Awards

On January 30, 2020, the Compensation Committee awarded Mr. Chatterjee an aggregate of 60,000 shares of AAMC service-based restricted stock with a grant date fair value of $786,600, which was determined based on the average of the high and low sales price of our common stock on the date of the grant, and 60,000 performance-based stock options with a grant date fair value of $636,733 based on probable achievement as further described above under “Employment Agreements”.  Additionally, the Compensation Committee did not award any of  Messrs. Ellison, Lowe or Gray any equity awards in 2020.

In determining the awards for our NEOs, the Compensation Committee considered the valuable and substantial contributions they had made to achieving Front Yard’s and AAMC’s strategic objectives, the importance to us of retaining and incentivizing them and the desire to have their cash compensation reduced and converted into the restricted stock awards so that the benefits of such grants only would be realized if the Company’s stock price were to increase.

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

Potential Payments upon Termination or Change in Control

Below is a description of the termination benefits payable to the NEOs, except Mr. Indroneel, whose benefits are described above under “Employment Agreements”.

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

Under the terms of their outstanding restricted stock award agreements, each of Messrs. Ellison, Lowe and Gray would have vested, and Mr. Ellison would have received vesting of common stock with a value of $748,216, Mr. Lowe would have received vesting of common stock with a value of $183,617 and Mr. Gray would have received vesting of common stock with a value of $106,770, based on AAMC’s closing stock price of $23.58 per share on December 31, 2020.

The Compensation Committee may in its discretion revise, amend or add to the benefits of each executive officer.

None of our executive officers currently has an arrangement in which they would be entitled to a payment on a change of control of AAMC, other than payments for termination described above to the extent the surviving party in a change of control transaction assumes the employment arrangements described above. Messrs. Ellison, Lowe and Gray also have change in control agreements with Front Yard that provide for the payment of certain change in control compensation by Front Yard to such NEOs if, within two years of a “Change of Control” of Front Yard (as defined therein), the executive is terminated without “Cause” (as defined therein) or terminates his employment with us for “Good Reason” (as defined therein). Pursuant to such change in control agreements with Front Yard, the obligation to pay the change in control amount is the obligation of Front Yard, not AAMC. Such payments would be reduced to the extent of AAMC severance payment amounts described above.

Summary Compensation Table

The following table discloses compensation received by our NEOs for the fiscal years 2019 and 2020:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Compensation (3)	All Other Compensation (4)	Total
Indroneel Chatterjee (1) Chief Executive Officer	2020	$649,038(6)	$800,000(7)	$786,600(7)	$636,733(7)	—	$165,625(8)	$3,037,996
	2019	—				—	—
George G. Ellison (5) Former Chief Executive Officer	2020	$475,000(9)		—		$947,500(10)	$107,563(11)	$1,530,063
	2019	$472,692		$1,049,991		—	$1,395,353	$2,918,036
Robin N. Lowe Chief Financial Officer	2020	$475,000(12)		—		$350,000(13)	$58,502(14)	$883,502
	2019	$472,692		$259,596		—	$89,197	$821,485
Stephen H. Gray General Counsel and Secretary	2020	$385,000(15)		—		$315,000(16)	$124,569(17)	$824,569
	2019	$384,077		$149,995		$150,000	$448,286	$1,132,358

(1)	Mr. Chatterjee joined the company on January 13, 2020 as Co-Chief Executive Officer, and upon resignation of Mr. Ellison on December 29, 2020, became the sole Chief Executive Officer of the Company.

(2)
Amounts represent the aggregate grant date fair value of restricted shares and option awards granted to our NEOs, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in Note 8 to our Consolidated Financial Statements for the year ended December 31, 2020 included in our Annual Report. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the directors upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(3)
Consists of the cash annual incentive compensation related to performance in each year and generally awarded in the first quarter of the following year. For example, non-equity incentive compensation earned in 2020 was paid in January 2021. The non-equity incentive compensation for Messrs. Ellison, Lowe, and Gray were paid in the fourth quarter of 2020, and partially reimbursed by Front Yard Residential as detailed more fully in the respective footnotes below.

(4)
Consists of contributions from AAMC to each executive officer for relocation expenses, as applicable; supplemental living expenses; car allowances, as applicable; education allowances, as applicable; travel allowances and medical benefits, as detailed more fully in the respective footnotes below.

(5)	Mr. Ellison resigned as Chief Executive Officer on December 29, 2020.

(6)	The amount reported for 2020 represents Mr. Chatterjee's base salary of $675,000 from his hire date of January 13, 2020, to December 31, 2020.

(7)
The amount reported for 2020 represents Mr. Chatterjee's $800,000 signing bonus, and equity inducement grants consisting of 60,000 shares of service-based restricted stock with a grant date fair value of $786,600, which was determined based on the average of the high and low sales price of our common stock on the date of the grant, and 60,000 performance-based stock options with a grant date fair value of $636,733 based on probable achievement. Mr. Chatterjee's signing bonus was paid pursuant to his employment agreement as described above under “Employment Agreements”. The grant date fair value of Mr. Chatterjee's 60,000 performance-based stock options assuming maximum achievement is $3,408,600.

(8)
The amount reported for 2020 includes: $147,315 for supplemental living expenses relating to Mr. Chatterjee's employment in the U.S. Virgin Islands, $17,488 in medical and life insurance benefits, and $822 for home travel leave expenses.

(9)
Front Yard Residential Corporation reimbursed AAMC for $42,019 of the $475,000 of Mr. Ellison's salary paid in 2020 pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(10)
The amount in 2020 represents a non-equity cash incentive award to Mr. Ellison of $947,500, of which $722,500 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(11)
The amount reported for 2020 includes $58,485 for supplemental living expenses relating to Mr. Ellison's employment in the U.S. Virgin Islands, $32,584 in medical insurance benefits, $8,550 of 401(k) employer matching contributions, and $7,943 in relocation costs. Of the $107,563 of other compensation awarded to Mr. Ellison in 2020, $2,965 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(12)
Front Yard Residential Corporation reimbursed AAMC for $42,060 of the $475,000 of Mr. Lowe's salary paid in 2020 pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(13)
The amount in 2020 represents a non-equity cash incentive award to Mr. Lowe of $350,000, of which $87,500 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(14)
The amount reported for 2020 includes $53,179 for supplemental living expenses under his relocation package for employment in the Cayman Islands, consisting of $48,000 for supplemental living expenses and $5,179 for Cayman Islands government-required pension benefits, and $5,323 in medical insurance benefits. Of the $58,502 in all other compensation expenses awarded to Mr. Lowe in 2020, $4,000 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(15)
Front Yard Residential Corporation reimbursed AAMC for $17,766 of the $385,000 of Mr. Gray's salary paid in 2020 pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(16)
The amount in 2020 represents a non-equity cash incentive award to Mr. Gray of $315,000, of which $202,500 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

(17)
The amount reported for 2020 includes $63,849 for supplemental living expenses relating to Mr. Gray's employment in the U.S. Virgin Islands, $46,470 in medical insurance benefits, and, $14,250 in 401(k) employer matching contributions. Of the $124,569 in all other compensation expenses awarded to Mr. Gray in 2020, $4,998 was reimbursed by Front Yard Residential Corporation pursuant to the transition plan associated with the termination of the amended AMA with Front Yard Residential Corporation.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2020:

	OPTION AWARDS			STOCK AWARDS
(a)	(d)	(e)	(f)	(g)	(h)
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
Indroneel Chatterjee	60,000(2)	$13.11	1/30/2030	60,000(3)	$1,414,800
George G. Ellison	—	—	—	33,571(4)	$791,604
Robin N. Lowe	—	—	—	7,787(4)	$183,617
Stephen H. Gray	—	—	—	4,528(4)	$106,770

(1)
Represents the fair market value of the restricted shares as of December 31, 2020, based on the closing price of AAMC’s common stock, as quoted on NYSE American, of $23.58 per share on December 31, 2020.

(2)
Mr. Chatterjee's performance-based options will be earned based on the achievement of two stock price hurdles. The first tranche of 40,000 performance options is subject to a hurdle stock price of $52.44, which is four times the $13.11 exercise price (the "First Performance Goal"). Once the First Performance Goal has been attained, 13,333 options will vest and become exercisable immediately, while an additional 26,667 options will be subject to a time-based service requirement, vesting in equal installments on the first and second anniversary following attainment of the First Performance Goal. The second tranche of 20,000 performance options is subject to a hurdle stock price of $104.88, which is eight times the $13.11 exercise price (the "Second Performance Goal"). Once achieved, 6,666 options will vest and become exercisable immediately, while an additional 13,334 options will be subject to a time-based service requirement vesting in equal installments on the first and second anniversary following the attainment of the Second Performance Goal. All of the aforementioned vesting requirements of the inducement performance options are subject to a expiration period ending ten years following the January 30, 2020 grant date.

(3)	Mr. Chatterjee's inducement restricted stock awards are subject to service-based vesting requirements and have or will vest ratably on each of January 30, 2021, 2022, and 2023.

(4)	With respect to the unvested time-based restricted stock for Messrs. Ellison, Lowe, and Gray, 33,571, 7,787, and 4,528 shares vested on or before February 16, 2021, respectively.

Option Exercises

None of our NEOs exercised any options during the year ended December 31, 2020.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board who served as a Director during fiscal year 2020. Management members of our Board do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ricardo C. Byrd (2)	$90,000	$59,994	$149,994
John A. Engerman (2)	90,000	59,994	149,994
John P. de Jongh Jr. (2)	115,000	59,994	174,994

(1)
Each of Messrs. Byrd, Engerman, and Gov. de Jongh were granted 2,874 restricted shares of common stock of AAMC on October 13, 2020 for service on the Board. The number of shares granted was based on a share price of $20.87, which was the average of the high and low sales prices of our common stock on October 13, 2020, and represents the grant date fair value of such shares under FASB ASC 718. Such grant date fair value does not take into account estimated forfeitures. The amount reported in this column reflects the accounting cost for these restricted shares and does not correspond to the actual economic value that may be received by the directors upon the vesting of the restricted shares, or any sale of the underlying shares of common stock.

(2)	As of December 31, 2020, each of Messrs. Byrd, Engerman, and Gov. de Jongh held 2,874 unvested shares of time-based restricted stock.

On October 13, 2020, Messrs. Byrd and Engram and Governor de Jongh, being the non-management members of the Board serving as of such date, were each awarded 2,874 shares of restricted stock under the Company’s 2020 Equity Incentive Plan for their service to the Board for the period commencing October 13,2020 to the date of the 2021 Annual Meeting of Stockholders. Upon vesting, each such Director will receive 2,874 shares of our common stock. Such number of shares was determined by dividing $60,000 by the average of the high and low prices, or $20.87 per share, of AAMC common stock on October 13, 2020 and represents the grant date fair value calculated in accordance with FASB ASC 718.

Cash Compensation

As set forth above, we provide the following cash compensation to our non-management Directors in quarterly installments, paid in arrears for their services for the prior quarter:

•	an annual retainer of $75,000;

•
an additional $20,000 to the Lead Independent Director of the Board, only if the Chairman of the Board is a management Director (if the Chairman of the Board is a non-management director, the Chairman shall receive $50,000);

•	an additional $20,000 to the Audit Committee chairperson;

•	an additional $10,000 to all committee chairpersons (other than the Audit Committee chairperson); and

•	an additional $5,000 to all Audit Committee members.

Equity Compensation

The 2020 Equity Incentive Plan was approved at the Annual Meeting of Stockholders on October 12, 2020, which supersedes the 2012 Equity Incentive Plan. The 2020 Equity Incentive Plan is described below in “Equity Compensation Plan Information”. As part of Director compensation, our non-management Directors have received annually restricted shares of common stock of AAMC with a Fair Market Value of $60,000 pursuant to the 2012 Equity Incentive Plan and 2020 Equity Incentive Plan. “Fair Market Value” is defined as the average of the high and low prices of our common stock as reported on the applicable securities exchange on which AAMC is listed or quoted on the first day of the service year. Equity compensation is granted for the prior year of service after each annual organizational meeting of the Board, which typically follows the Annual Meeting of Stockholders. Shares of our common stock will be awarded if the Director attends an aggregate of at least 75% of all meetings of the Board and committees thereof of which the Director is a member during the service year. Grants of restricted shares to our Directors vest on the date of the Annual Meeting of Stockholders of the following year during which they were granted.

For Directors serving less than a full year, such Directors receive a pro rata portion of $60,000 of restricted shares of our common stock based on the high and low sales prices on the first day of his or her service year, multiplied by a fraction, the numerator of which is the number of days served and the denominator of which is 365 days.

Other Compensation

Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees.

Any Director compensation may be prorated for a Director serving less than a full one (1) year term as in the case of a Director joining the Board after an Annual Meeting of Stockholders but during the service year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information contained in this Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the information contained in this Item 11 be included in the Annual Report on Form 10-K and the Company’s next Proxy Statement.

John Engerman
Governor de Jongh
Ricardo Byrd

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2021 by:

•	each Director and NEO of the Company;

•	all Directors and executive officers of the Company as a group; and

•	all persons known by the Company to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by Directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 2,048,319 shares issued and outstanding as of March 25, 2021, which does not include 1,359,600 shares held by us in treasury. Unless otherwise indicated, the address of our Directors and executive officers is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of March 25, 2021

Name of Beneficial Owner:	Amount	Percent
William C. Erbey (1)	805,749	39.3%
Putnam Investments, LLC (2)	337,785	16.5%

Directors and Officers:	Amount	Percent
Indroneel Chatterjee (3)	58,027	2.8%
George G. Ellison (4)(5)	85,577	4.2%
Robin N. Lowe (6)	33,300	1.6%
Stephen H. Gray (7)	5,093	*
Chris Moltke-Hansen	4,774	*
P. Graham Singer	5,303	*
Ricardo C. Byrd (8)	10,127	*
John A. Engerman (8)	7,105	*
John P. de Jongh, Jr. (8)	7,967	*
All Directors and Executive Officers as a Group (6 persons) (9)	217,273	10.6%

*	Less than 1%

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

(2)
Based on information contained in a Schedule 13G/A jointly filed with the SEC on March 10, 2021 by Putnam Investments, LLC, Putnam Investment Management, LLC, the Putnam Advisory Company, LLC and Putnam Focused Equity Fund (collectively, “Putnam”). Includes zero shares as to which sole voting power is claimed, 337,785 shares as to which sole dispositive power is claimed and zero shares as to which shared voting power and shared dispositive power is claimed. Putnam’s address is 100 Federal Street, Boston, Massachusetts 02110.

(3)	Mr. Chatterjee also owns 100 shares of Series L Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(4)	Mr. Ellison resigned as Chief Executive Officer on December 29, 2020.

(5)	Based on information contained in a Form 4 filed by Mr. Ellison on October 14, 2020.

(6)	Based on information contained in a Form 4 filed by Mr. Lowe on February 21, 2020.

(7)	Based on information contained in a Form 4 filed by Mr. Gray on October 14, 2020.

(8)	Includes 2,874 shares issuable to each of Messrs. Byrd and Engerman and Governor de Jongh for service on our Board for the 2020 to 2021 service year that vest within 60 days after March 25, 2021.

(9)
Includes Messrs. Chatterjee, Moltke-Hansen, Singer, Byrd, Engerman, and Governor de Jongh. Does not include an aggregate of 60,000 stock options granted to Mr. Chatterjee or 50,000  restricted shares of common stock granted to Messrs. Chatterjee, Moltke-Hansen and Singer because such stock options or restricted shares do not become exercisable or vest, respectively, within 60 days after March 25, 2021.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2020 with respect to compensation plans under which our equity securities are authorized for issuance (other than the 2016 Employee Preferred Stock Plan).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders:
2012 Equity Incentive Plan	118,982	$4.01	2,442
2012 Special Equity Incentive Plan	—	$—	—
2020 Equity Incentive Plan	—	$—	166,378

Equity Compensation Plans Not Approved by Security Holders:
Indroneel Chatterjee (1)	60,000	$13.11	60,000
Total	187,013	$7.06	228,820

(1)
As approved in connection with his appointment as our Co-Chief Executive Officer on January 13, 2020, Mr. Chatterjee was granted inducement equity awards that were made outside of our 2012 Equity Incentive Plan but are otherwise subject to the terms and conditions of the 2012 Equity Incentive Plan. Such initial equity award qualified as “inducement awards” for purposes of the NYSE American's exemption from stockholder approval requirements for inducement awards. The equity awards consisted of options to purchase 60,000 shares of common stock and 60,000 restricted shares. The options are subject to vesting following the achievement of certain trading price targets and further time-based vesting criteria thereafter. The restricted shares will vest annually over a three-year period following the grant date of January 30, 2020.

The Equity Incentive Plans allow for grants to be made in a number of different forms, including but not limited to options, restricted stock, restricted stock units and stock appreciation rights. We granted options to purchase our common stock to the option holders of Altisource Portfolio Solutions S.A. (“ASPS”) under the 2012 Equity Plan and the 2012 Special Equity Incentive Plan in connection with the separation from ASPS. Other than the grant of these options, we have granted restricted shares of common stock under the 2020 Equity Incentive Plan, 2012 Equity Incentive Plan, and 2012 Special Equity Incentive Plan subject to the vesting requirements described in “Compensation Discussion and Analysis - Equity Incentive Plans.” We do not expect to grant any additional options or restricted shares under the 2012 Special Equity Incentive Plan, which was limited to the grants on or prior to our separation from ASPS; all grants made after our separation from ASPS were made out of our 2012 Equity Incentive Plan. We have also issued shares of common stock to our non-management Directors in connection with their service on our Board as described above in “Director Compensation.”

On January 30, 2020, as approved in connection with his appointment as our Co-Chief Executive Officer on January 13, 2020, Mr. Chatterjee was granted inducement equity awards that were made outside of our 2012 Equity Incentive Plan but are otherwise subject to the terms and conditions of the 2012 Equity Incentive Plan. Such initial equity award qualified as “inducement awards” for purposes of the NYSE American's exemption from stockholder approval requirements for inducement awards. The equity awards consisted of options to purchase 60,000 shares of common stock and 60,000 restricted shares. The options are subject to vesting following the achievement of certain trading price targets and further time-based vesting criteria thereafter. The restricted shares will vest annually over a three-year period following the date of grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Board has adopted policies and procedures for the review, approval and monitoring of transactions involving AAMC and related persons (Directors, nominees for election as Director and NEOs or their immediate family members or stockholders owning 5% or greater of the Company’s outstanding stock or their immediate family members) within our written Code of Business Conduct and Ethics, which is available at www.altisourceamc.com. The policies and procedures are not limited to related person transactions that meet the threshold for disclosure under the relevant SEC rules as the policies and procedures broadly cover any situation in which a conflict of interest may arise.

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

Related persons are required to obtain the approval of the Audit Committee of the Board for any transaction or situation that may pose a conflict of interest. In considering a transaction, the Audit Committee will consider all relevant factors including, but not limited to, (i) whether the transaction is in the best interests of AAMC; (ii) alternatives to the related-person transaction; (iii) whether the transaction is on terms comparable to those available to third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to AAMC.

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which we were the exclusive asset manager for Front Yard an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Former AMA provided for a fee structure in which AAMC was entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and REO properties that become rental properties for the first time during each quarter.

On May 7, 2019, we entered into an amended and restated asset management agreement (the “Amended AMA”), under which we are Front Yard’s exclusive asset manager for an initial term of five years. The Amended AMA was eligible to renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provided for a fee structure in which AAMC was entitled to a base management fee and a potential incentive fee.

On August 13, 2020, the Company entered into a Termination Agreement with Front Yard and Front Yard Residential L.P. (“FYR LP”) to terminate the Amended AMA and to provide for a transition plan to facilitate the internalization of Front Yard’s asset management function (the “Transition Plan”). Pursuant to the terms of the Termination Agreement, effective December 31, 2020, the date that the parties mutually agreed that the Transition Plan had been satisfactorily completed (the “Termination Date”), the Amended AMA was terminated in its entirety. See “Termination and Transition Agreement with Front Yard” below for more information on the termination of the Amended AMA and the Transition Plan.

For additional information regarding our asset management agreements with Front Yard, refer to Note 6, “Related-Party Transactions” of the consolidated financial statements included within the Company's 2020 Annual Report filed with the SEC on March 3, 2021.

Aggregate Management Fees and Expense Reimbursements Paid to AAMC by Front Yard in 2020

In 2020, the aggregate fees paid to AAMC under the asset management agreements by Front Yard were $13,712,696 in management fees and $2,866,933 in expense reimbursements, and $46,000,000 in termination fees.

No Incentive Management Fee under the Former AMA was payable to us during 2020 because Front Yard's return on invested capital (as defined in the Former AMA) for the previous seven quarters was below the required hurdle rate.

No incentive fees were paid by Front Yard to AAMC under the Amended AMA.

Termination and Transition Agreement with Front Yard

On August 13, 2020, the Company entered into a Termination Agreement with Front Yard and FYR LP to terminate the Amended AMA and to provide for a Transition Plan.

Pursuant to the terms of the Termination Agreement, effective on the Termination Date, the Amended AMA was terminated in its entirety.

In connection with the Termination Agreement, the Company was paid by Front Yard an aggregate termination fee (the “Termination Fee”) of $46,000,000, with payments consisting of $15,000,000 in cash paid within two business days after the execution of the Termination Agreement, $15,000,000 in cash paid on the Termination Date and $16,000,000 in Front Yard common stock (“Common Stock”), paid on the Termination Date. During the transition period, the Company continued to be paid the base management fee provided for in the AMA (equal to $3,584,000 per quarter as contemplated by the Amended AMA) and a pro rata portion of the base management fee for the partial calendar quarter ending December 31, 2020, the date Front Yard determined that the transition had been satisfactorily completed.

In addition, in connection with the termination, the Company transferred to Front Yard, the equity interests of the Company’s Indian subsidiary, the equity interests of the Company’s Cayman Islands subsidiary, the right to solicit and hire designated employees of the Company that currently oversee the management of Front Yard’s business and other assets of the Company that are used in connection with the operation of Front Yard’s business (the “Transferred Assets”). The aggregate purchase price (the “Purchase Price”) for the Transferred Assets was $8,200,000, with payments consisting of $3,200,000 in cash paid within two business days after the execution of the Termination Agreement and $5,000,000 in Common Stock, paid on the Termination Date. The Company was provided and executed the right to retain certain employees that do not currently oversee the management of Front Yard’s business and the right to solicit and retain certain other designated employees of the Company. In addition to the retention of such key employees, the Company retained certain assets and operating subsidiaries to continue to build out its asset management businesses focused on the origination and underwriting of short duration construction loans backed by single-family rental homes as well as other new business initiatives.

For the portion of the Termination Fee or Purchase Price that was paid in Common Stock, the value of each share of Common Stock was the volume-weighted average share price, as determined by reference to a Bloomberg terminal, of Common Stock for the five business days immediately preceding the date on which such portion is actually paid, which was $16.17 per share. In addition, for the portion of the Termination Fee or Purchase Price that was paid in Common Stock, the Company agreed to vote any such shares of Common Stock in accordance with recommendations of Front Yard’s board of directors for a period of one year following the Termination Date.

The Termination Agreement contains various covenants, including, among others, that until the Termination Date, the Company perform its obligations under the Amended AMA and manage the business of the Front Yard and its subsidiaries in the ordinary course of business consistent with past practice, except as otherwise directed by the board of directors of Front Yard in accordance with the Amended AMA.

The foregoing description of the Termination Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Termination Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2020, and is incorporated herein by reference.

Equity Plans

Options Granted in Separation from ASPS

In connection with our separation from ASPS in December 2012, we adopted the 2012 Equity Plan. In the separation transaction, we issued options to purchase 242,771 shares of our common stock with a weighted average exercise price of $1.52 per share at December 31, 2012 under the 2012 Equity Plan to ASPS employees holding ASPS stock options immediately prior to the separation, representing the same exchange ratio as the separation transaction of one share for every ten shares represented by the ASPS options. These options expire on the same dates as they expired under the ASPS plans. Because the options were granted as part of the separation to holders of ASPS stock options, no share-based compensation related to these options is included in our consolidated financial statements appearing in our 2020 Annual Report. None of these options have ever been held by, or were exercised by, any of our NEOs. No additional shares of common stock are issuable under the 2012 Equity Plan other than shares of restricted stock issuable to our Directors and employees.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2020 and 2019:

Category	2020	2019
Audit Fees	$468,950	$450,666
Audit-Related Fees	—	—
Tax Fees	17,546	46,957
All Other Fees	—	—
Total	$486,496	$497,623

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

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

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2020 and 2019.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2020 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal years ended December 31, 2020 and 2019, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Part IV

Item 15. Exhibits.

The exhibits listed below are filed with this Amendment and the exhibits listed in Item 15 of the Original Form 10-K are hereby incorporated by reference in this Amendment.

Exhibit Number	Description
31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	April 30, 2021	By:	/s/ Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer