Form 10-Q
period 2021-03-31
Altisource Asset Management Corp
filed 2021-05-17
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 7, 2021, 2,048,319 shares of our common stock were outstanding (excluding 1,359,600 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2021

i

References in this report to “we,” “our,” “us,” “AAMC” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain, and our officers, directors and authorized spokespersons may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual business, operations, results or financial condition to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

~~•~~our ability to successfully engage in new businesses;
•our ability to effectively fill management vacancies;
•our search for a permanent Chief Executive Officer, Chief Financial Officer and General Counsel;
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
•general economic and market conditions; and
•the failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats.

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ii

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Current assets:
Cash and cash equivalents	$14,902	$41,623
Equity securities, at fair value	102,672	—
Front Yard common stock, at fair value	—	47,355
Receivable from Front Yard	—	3,414
Dividends receivable	2,012	—
Prepaid expenses and other assets	2,882	3,328
Current assets held for sale	—	894
Total current assets	122,468	96,614

Non-current assets:
Right-of-use lease assets	932	656
Other non-current assets	587	503
Non-current assets held for sale	—	1,979
Total non-current assets	1,519	3,138
Total assets	$123,987	$99,752

Current liabilities:
Accrued salaries and employee benefits	$404	$2,539
Accounts payable and accrued liabilities	1,668	9,152
Interest payable	36	—
Borrowed funds	28,407	—
Short-term lease liabilities	126	75
Current liabilities held for sale	—	1,338
Total current liabilities	30,641	13,104

Non-current liabilities:
Long-term lease liabilities	830	600
Other non-current liabilities	4,523	1,027
Non-current liabilities held for sale	—	1,599
Total non-current liabilities	5,353	3,226
Total liabilities	35,994	16,330

Commitments and contingencies (Note 6)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 and 250,000 shares issued as March 31, 2021 and December 31, 2020, respectively. 168,200 shares outstanding and $168,200 redemption value as of March 31, 2021 and 250,000 shares outstanding and $250,000 redemption value as of December 31, 2020.	168,200	250,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,407,919 and 2,048,319 shares issued and outstanding, respectively, as of March 31, 2021 and 2,966,207 and 1,650,212 shares issued and outstanding, respectively, as of December 31, 2020	34	30
Additional paid-in capital	127,953	46,574
Retained earnings	69,310	63,426
Accumulated other comprehensive loss	58	(65)
Treasury stock, at cost, 1,359,600 shares as of March 31, 2021 and 1,315,995 shares as of December 31, 2020	(277,562)	(276,543)
Total stockholders' deficit	(80,207)	(166,578)
Total liabilities and equity	$123,987	$99,752
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Expenses:
Salaries and employee benefits	$3,545	$3,094
Legal and professional fees	1,885	1,480
General and administrative	753	586
Total expenses	6,183	5,160

Other income (loss):
Change in fair value of Front Yard common stock	146	(634)
Dividend income on Front Yard common stock	—	244
Change in fair value of equity securities	5,721	—
Dividend income	2,154	—
Interest expense	(36)	—
Other income	135	18
Total other income (loss)	8,120	(372)

Net income (loss) from continuing operations before income taxes	1,937	(5,532)
Income tax expense	2,294	122
Net loss from continuing operations	(357)	(5,654)

Discontinued operations:
Income from operations related to Front Yard, net of tax	—	1,897
Gain on disposal of operations related to Front Yard	7,485	—
Income tax expense related to disposal	1,272	—
Net gain on discontinued operations	6,213	1,897

Net income (loss)	5,856	(3,757)
Amortization of preferred stock issuance costs	—	(42)
Net income (loss) attributable to common stockholders	$5,856	$(3,799)

Continuing operations earnings per share
Net loss from continuing operations	$(357)	(5,654)
Reverse amortization of preferred stock issuance costs	—	42
Gain on preferred stock transaction	71,883	—
Numerator for earnings per share from continuing operations	$71,526	$(5,612)

Discontinued operations earnings per share
Net income from discontinued operations	$6,213	$1,897

Earnings (loss) per share of common stock – basic:
Continuing operations – basic	$38.78	$(3.52)
Discontinued operations – basic	3.37	1.17
Earnings (loss) per basic common share	$42.15	$(2.35)
Weighted average common stock outstanding – basic	1,844,212	1,615,710

Earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$34.42	$(3.52)
Discontinued operations – diluted	2.99	1.17
Earnings (loss) per diluted common share	$37.41	$(2.35)
Weighted average common stock outstanding – diluted	2,078,077	1,615,710

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$5,856	$(3,757)

Other comprehensive loss:
Currency translation adjustments, net	(2)	(89)
Total other comprehensive loss:	(2)	(89)

Comprehensive income (loss)	$5,854	$(3,846)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net	—	—	—	—	(2)	—	(2)
Acquisition and disposition of subsidiaries	—	—	—	28	125	—	153
Preferred stock conversion	288,283	2	78,935	—	—	—	78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	$34	$127,953	$69,310	$58	$(277,562)	$(80,207)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	$29	$45,127	$19,863	$(122)	$(276,428)	$(211,531)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$5,856	$(3,757)
Less: Income from discontinued operations, net of tax	6,213	1,897
Loss from continuing operations	(357)	(5,654)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used in) operating activities:
Depreciation	83	89
Change in fair value of Front Yard common stock	(146)	634
Share-based compensation	2,446	477
Amortization of operating lease right-of-use assets	33	20
Dividend income	(2,154)	—
Change in fair value of equity securities	(5,722)	—
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Receivable from Front Yard	3,414	874
Prepaid expenses and other assets	(982)	(942)
Other non-current assets	1,657	(327)
Accrued salaries and employee benefits	(2,134)	(452)
Accounts payable and accrued liabilities	(7,632)	219
Other non-current liabilities	3,496	—
Operating lease liabilities	281	(16)
Interest payable	36	—
Net cash used in continuing operations	(7,681)	(5,078)
Net cash from discontinued operations	5,439	1,646
Net cash used in operating activities	(2,242)	(3,432)
Investing activities:
Purchase of equity securities	(96,950)	—
Dividends received	142	—
Proceeds from sale of interest in Front Yard common stock	47,501	—
Investment in property and equipment	(511)	(22)
Net cash used in continuing operations	(49,818)	(22)
Net cash from discontinued operations	511	491
Net cash from (used in) investing activities	(49,307)	469
Financing activities:
Proceeds from borrowed funds	28,549	—
Repayment of borrowed funds	(142)	—
Settlement of preferred stock	(2,868)	—
Proceeds from stock option exercises	4	13
Payment of tax withholdings on exercise of stock options	—	(9)
Shares withheld for taxes upon vesting of restricted stock	(1,019)	(196)
Net payment to subsidiaries included in disposal group	(80)	(29)
Net cash from (used in) continuing operations	24,444	(221)
Net cash used in discontinued operations	80	29
Net cash from (used in) financing activities	24,524	(192)
Net change in cash and cash equivalents	(27,025)	(3,155)
Effect of exchange rate changes on cash and cash equivalents	120	(79)
Consolidated cash and cash equivalents, beginning of period	41,807	19,965
Consolidated cash and cash equivalents, end of the period	$14,902	$16,731

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Income taxes paid	$89	$68
Right-of-use lease assets recognized - operating leases	308	—

Reconciliation of cash and cash equivalents to consolidated balance sheets:
Cash and cash equivalents	$14,902	$14,565
Cash and cash equivalents included in assets of discontinued operations	—	2,166
Consolidated cash and cash equivalents	$14,902	$16,731
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012. We have been a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940 since October 2013.

Our primary client has been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue for prior periods presented was generated through our asset management agreements with Front Yard.

Asset Management Agreements and Termination Agreement with Front Yard

On May 7, 2019, we entered into the Amended and Restated Asset Management Agreement (the “Amended AMA”) with Front Yard and Front Yard Residential L.P. (“FYR LP”), under which we were provided to be the exclusive asset manager for Front Yard for an initial term of five years. The Amended AMA had the option to renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provided for a fee structure in which we were entitled to a Base Management Fee and a potential Incentive Fee.

On August 13, 2020, AAMC, Front Yard and FYR LP entered into a Termination and Transition Agreement (the “Termination Agreement”), under which, on December 31, 2020 (the “Termination Date”):

•Front Yard agreed to acquire on January 1, 2021, the equity interests of AAMC's India subsidiary. Additionally, Front Yard acquired the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that had oversight of the management of Front Yard's business and other assets of AAMC that were used in connection with the operation of Front Yard's business (the “Disposal Group”) for an aggregate purchase price of $8.2 million.
•In satisfaction of the amounts payable in Front Yard stock, we received 1,298,701 shares of Front Yard common stock. We recorded a nominal gain on the shares received.
•AAMC assigned its office lease in Charlotte, North Carolina. Certain assets related to the lease, primarily office and employee-related equipment were written off, none of which were individually material, and were recorded through other income (loss).
•Two business days prior to the Termination Date, Mr. Ellison resigned as Co-Chief Executive Officer of AAMC.

We have concluded that the Disposal Group met the held-for-sale criteria and have therefore classified the Disposal Group as held for sale on our condensed consolidated balance sheets. The termination of the Amended AMA and the sale of the Disposal Group also represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations.

On January 1, 2021, we completed the sale of our India subsidiary and recognized a one-time gain before tax of $7.5 million on the disposal. Following the sale of the Disposal Group on January 1, 2021, no further activity has been recognized as discontinued operations in our condensed consolidated financial results. For further information, please see Note 2.

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2020 Annual Report on Form 10-K, which was filed with the SEC on March 3, 2021.

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

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We did not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we were (or are) obligated to redeem any of the Series A Shares under the Certificate, and, consistent with the exclusive forum provisions of our Third Amended and Restated Bylaws, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of

$150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam held 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss.

On February 17, 2021, the Company entered into a settlement agreement dated as of February 17, 2021 (the “Putnam Agreement”) with Putnam. Pursuant to the Putnam Agreement, AAMC and Putnam agreed to exchange all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. AAMC agreed to pay to Putnam $1,636,000 within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam agreed to release AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares. For more information, please see Exhibit 10.3. As a result of the transaction, we recognized a one-time gain directly to Additional paid in capital of $71.9 million.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At March 31, 2021 and December 31, 2020, we had 1,100 and 1,100 shares outstanding, respectively, and we included the redemption value of these shares of $11,000 and $11,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In January 2021,our Board of Directors declared and paid an aggregate of $1.6 million (in relation to the 2020 fiscal year) of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

Recent accounting pronouncements pending adoption not discussed above are either not applicable or will not have, or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

2. Discontinued Operations

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement, pursuant to which they agreed to effectively internalize the asset management function of Front Yard. Pursuant to the agreement, Front Yard has acquired the equity interests of AAMC's India subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business.

On December 31, 2020, in connection with the Termination Agreement, the company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary.

On January 1, 2021, in connection with the Termination Agreement, the company completed the sale of our India subsidiary.

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at March 31, 2021 and December 31, 2020 were as follows ($ in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Current assets held for sale:
Cash and cash equivalents	$—	$184
Short-term investments	—
Prepaid expenses and other assets	—	710
Total current assets held for sale	—	894

Non-current assets held for sale:
Right-of-use lease assets	—	1,612
Other non-current assets	—	367
Total non-current assets held for sale	—	1,979
Total assets held for sale	$—	$2,873

Current liabilities held for sale:
Accrued salaries and employee benefits	$—	$910
Accounts payable and accrued liabilities	—	300
Short-term lease liabilities	—	128
Total current liabilities held for sale	—	1,338

Non-current liabilities held for sale:
Non-current lease liabilities	—	1,599
Total non-current liabilities held for sale	—	1,599
Total liabilities held for sale	$—	$2,937

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

The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Three months ended March 31,
	2021	2020
Revenues from discontinued operations:
Management fees from Front Yard	$—	$3,584
Expense reimbursements from Front Yard	—	368
Total revenues from discontinued operations	—	3,952

Expenses from discontinued operations:
Salaries and employee benefits	—	1,450
Legal and professional fees	—	54
General and administrative	—	509
Total expenses from discontinued operations	—	2,013

Other income from discontinued operations:
Gain on disposal	7,485	—
Other income	—	19
Total other income from discontinued operations	7,485	19

Net income from discontinued operations before income taxes	7,485	1,958
Income tax expense	1,272	61
Net income from discontinued operations	$6,213	$1,897

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Three months ended March 31,
	2021	2020
Total operating cash flows from discontinued operations	$5,439	$1,646
Total investing cash flows from discontinued operations	511	491
Total financing cash flows from discontinued operations	80	29

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of our financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2021
Recurring basis (assets):
Equity securities	$102,672	$102,672	$—	$—
Front Yard common stock	—	—	—	—

December 31, 2020
Recurring basis (assets):
Equity securities	$—	$—	$—	$—
Front Yard common stock	47,355	47,355	—	—

We did not transfer any assets from one level to another level during the three months ended March 31, 2021 or during the year ended December 31, 2020.

The fair value of our holdings in both equity securities and Front Yard common stock are based on unadjusted quoted prices from active markets. The fair values of equity securities are classified as Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets.

At December 31, 2020, we held 2,923,166 shares of Front Yard's common stock representing approximately 4.9% of Front Yard's then-outstanding common stock. We previously acquired 1,624,465 shares of Front Yard's common stock in open market transactions, and on December 31, 2020, we received 1,298,701 shares of Front Yard's common stock in connection with the transactions contemplated in the Termination Agreement with Front Yard. On January 11, 2021, Front Yard completed its previously announced merger, and all 2,923,166 shares were sold.

Investment gains/losses in the first quarter of 2021 and 2020 are summarized as follows ($ in thousands):

	Three months ended March 31,
	2021	2020
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$5,721	$—
Investment gains (losses) on securities sold during the period	—	—
	5,721	—

Front Yard common stock:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	—	(634)
Investment gains (losses) on securities sold during the period	146	—
	146	(634)

Total change in fair value of equity securities and Front Yard common stock	$5,867	$(634)

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we still own, as well as gains and losses on positions sold during the period. As reflected in the Condensed Consolidated Statements of Cash Flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the first quarter of

2021 and zero in the first three months of 2020. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

A summary of the cost basis, fair value and the corresponding amounts of gross unrealized gains and losses recognized as of the dates indicated are presented in the table below ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Equity securities	$96,951	$5,721	$—	$102,672
Front Yard common stock	—	—	—	—

December 31, 2020
Equity securities	$—	$—	$—	$—
Front Yard common stock	41,635	5,720	—	47,355

4. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution.

We pay interest on all of our borrowings each month. As of March 31, 2021, the average annualized interest rate on borrowings under our borrowing agreements was 1.11%. The margin account is carried at its unpaid principal balance.

The following table sets forth data with respect to our margin loan facility as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Maturity Date		Interest Rate	Amount Outstanding	Book Value of Collateral
March 31, 2021
UBS Financial Services Margin Loan	4/1/2021	(1)	1-month LIBOR + 1.00%	$28,407	$102,672
				$28,407	$102,672

December 31, 2020
UBS Financial Services Margin Loan	1/1/2021	(1)	1-month LIBOR + 1.00%	$—	$—
				$—	$—
(1) Subject to a 1-month LIBOR floor of 0.00%

5. Leases

We lease office space under operating leases in Christiansted, U.S. Virgin Islands, and Bengaluru, India.

As of March 31, 2021 and December 31, 2020, our weighted average remaining lease term, including applicable extensions, was 5.8 years and 7.5 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three months ended March 31, 2021 and 2020, we recognized rent expense of $0.1 million and $0.2 million, respectively, related to long-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of March 31, 2021 ($ in thousands):

Operating Lease Liabilities
2021 (1)	$140
2022	195
2023	206
2024	210
2025	207
Thereafter	207
Total lease payments	1,165
Less: interest	209
Lease liabilities	$956
_____________
(1)Excludes the three months ended March 31, 2021.

6. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2020. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings.  The following updates and restates the description of the previously reported matters:

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

Luxor Capital Group, LP, et al. v. Altisource Asset Management Corporation

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor's complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiffs. Putnam held 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC's first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss.

On February 17, 2021, the Company entered into the Putnam Agreement. See Note 1 for more information on the Putnam Agreement.

Luxor Books and Records Demand

On April 26, 2021, Luxor, which holds 144,212 shares of Series A Shares, sent a letter to the Company demanding, under the common law of the USVI, the right to inspect certain books and records of the Company (the “Demand”). According to Luxor, the purpose of the Demand is to investigate whether the Company’s Board of Directors may have considered or engaged in transactions with or at the direction of a significant shareholder of the Company or whether the Company’s Board of Directors and/or Company management may have mismanaged the Company or engaged in wrongdoing, may not have properly discharged their fiduciary duties, or may have conflicts of interest. Luxor further alleges that it seeks an inspection of the Company books and records to determine whether the current directors should continue to serve on the Company’s board or whether a derivative suit should be filed.

On May 10, 2021, the Company sent a letter responding to the Demand and declining to provide the Company’s books and records for inspection (the “Response”). The Response states that Luxor does not have a credible basis for the Demand, which is required under the USVI common law; that, as preferred shareholders with no voting rights, Luxor’s purpose for the Demand is not reasonably related to Luxor’s interests as shareholders of the Company because Luxor cannot vote in connection with Board elections or business transactions of the Company; and that Luxor’s Demand serves only to personally benefit Luxor in its private suit against the Company.

Indroneel Chatterjee Arbitration

On May 3, 2021, Indroneel Chatterjee, the Company’s former Chief Executive Officer, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. The date for the Company’s and the directors’ response to the arbitration complaint has not yet been set but the Company and the directors intend to vigorously defend the claims.

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

7. Share-Based Payments

On February 24, 2021, we granted 82,671 shares of restricted stock to members of management with a weighted average grant date fair value per share of $26.25. The restricted stock units immediately vested.

On October 15, 2020, we granted 10,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.29. The restricted stock units will vest in three equal annual installments, on October 15, 2021, 2022, and 2023, subject to forfeiture or acceleration.

On January 30, 2020, in order to induce our former Co-Chief Executive Officer to join the Company, we granted 60,000 shares of restricted stock and 60,000 stock options to our former Co-Chief Executive Officer. The restricted stock and stock options had a weighted average grant date fair value of $13.11 and $10.61, respectively. The restricted stock units will vest in three equal annual installments on each of January 30, 2021, 2022, and 2023, subject to forfeiture and acceleration. On April 16, 2021, the former Co-Chief Executive Officer was terminated for cause, and as a result, 40,000 unvested restricted stock units and 60,000 unvested options were forfeited at that date.

Our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. During 2020, we granted 8,622 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $20.87.

We recorded $2.4 million and $0.5 million of compensation expense related to our share-based compensation for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an aggregate $0.8 million and $1.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.5 years and 0.9 years, respectively.

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

8. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of

February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax reduction on our USVI-sourced income taxes until 2043.

In the first quarter of 2021, the Company had two less USVI employees than what is required under the provisions of the Certificate, and subsequent to March 31, 2021, with the resignations described in Note 11, the Company currently has three fewer USVI employees than what is required under the provisions of the Certificate. The Company is seeking to hire USVI employees to cure these deficiencies.

As of March 31, 2021 and December 31, 2020, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the three months ended March 31, 2021 and 2020.

The following table sets forth the components of our deferred tax assets:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Stock compensation	$120	$64
Accrued expenses	32	171
Net operating losses (1)	171	285
Lease liabilities	15	491
Other	—	44
Gross deferred tax assets	338	1,055
Deferred tax liability:
Right-of-use lease assets	15	459
Front Yard common stock	2,902	1,547
Depreciation	—	2
Other	4	5
Gross deferred tax liabilities	2,921	2,013
Net deferred tax asset (liability) before valuation allowance	(2,583)	(958)
Valuation allowance	(215)	(69)
Deferred tax asset (liability), net	$(2,798)	$(1,027)
(1) Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

9. Earnings Per Share

The following table sets forth the components of diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2021	2020
Numerator
Continuing operations:
Net loss from continuing operations	$(357)	$(5,654)
Amortization of preferred stock issuance costs	—	(42)
Gain on preferred stock transactions	71,883	—
Numerator for basic and diluted EPS from continuing operations – net income (loss) from continuing operations attributable to common stockholders	$71,526	$(5,696)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$6,213	$1,897

Total:
Net income (loss)	$5,856	$(3,757)
Amortization of preferred stock issuance costs	—	(42)
Gain on preferred stock transactions	71,883	—
Numerator for basic and diluted EPS – net income (loss) attributable to common stockholders	$77,739	$(3,799)

Denominator
Weighted average common stock outstanding – basic	1,844,212	1,615,710
Weighted average common stock outstanding – diluted	2,078,077	1,615,710

Earnings (loss) per share - basic
Continuing operations – basic	$38.78	$(3.52)
Discontinued operations – basic	3.37	1.17
Earnings (loss) per basic common share	$42.15	$(2.35)

Earnings (loss) per share - diluted
Continuing operations – diluted	$34.42	$(3.52)
Discontinued operations – diluted	2.99	1.17
Earnings (loss) per diluted common share	$37.41	$(2.35)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the periods indicated ($ in thousands):

	Three months ended March 31,
	2021	2020
Numerator
Reversal of amortization of preferred stock issuance costs	—	$42

Denominator
Stock options	5,879	11,110
Restricted stock	59,252	50,033
Preferred stock, if converted	168,734	200,000

10. Segment Information

Our primary business is to provide asset management and certain corporate governance services to institutional investors.

Because all of our revenue was derived from the services we provide to Front Yard, we operated as a single segment focused on providing asset management and corporate governance services. Prior to 2020, we reported all activity of the Company in a single segment and activity from continuing operations. In connection with the termination of the Amended AMA and subsequent sale of the Disposal Group to Front Yard, we have reclassified the Disposal Group activity as a discontinued operation effective as of the end of the third quarter of 2020. The results of operations, cash flows, and assets and liabilities of our discontinued operations and continued operations, for all periods presented in the accompanying financial statements, have been reclassified to conform to the current year presentation.

11. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Departure of Chief Executive Officer

On April 16, 2021, the Board of Directors (the “Board”) terminated the Company’s Chief Executive Officer, Indroneel Chatterjee, for cause, effective immediately. This action reflects the results of an independent inquiry by counsel to the Board into Mr. Chatterjee’s conduct. Under Mr. Chatterjee’s employment agreement with the Company, he was also deemed to have simultaneously resigned from his positions as Chairman of the Board and a director of the Company, and the Board accepted his resignations.

Information concerning the payments and benefits due to Mr. Chatterjee from, and the obligations imposed on Mr. Chatterjee as a result of, a termination for cause are set forth in Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

Mr. Chatterjee has initiated an arbitration proceeding against us in response to his termination. For further information, see Note 6.

Departure of Chief Financial Officer

On April 24, 2021, the Chief Financial Officer, Christopher Moltke-Hansen, resigned.

Information concerning the payments and benefits due to Mr. Moltke-Hansen, and the obligations imposed on Mr. Moltke-Hansen, as a result of his resignation are set forth in Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

Departure of General Counsel

On April 23, 2021, the General Counsel, P. Graham Singer, resigned.

Information concerning the payments and benefits due to Mr. Singer, and the obligations imposed on Mr. Singer, as a result of his resignation are set forth in Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

Departure of Controller

On May 12, 2021, the Controller, David Evans, notified the Company of his final decision to resign effective May 14, 2021. While the Company’s Board did not appoint Mr. Evans as the principal accounting officer, after the resignation of our Chief Financial Officer, and in connection with the preparation of this Quarterly Report on Form 10-Q, Mr. Evans functioned as the principal accounting officer.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations in December 2012. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We have historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

On August 13, 2020, AAMC, Front Yard and Front Yard Residential L.P. (“FYR LP”) entered into a Termination and Transition Agreement (the “Termination Agreement”), under which, on December 31, 2020 (the “Termination Date”):

•Front Yard acquired the equity interests of AAMC's India subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that had oversight of the management of Front Yard's business and other assets of AAMC that were used in connection with the operation of Front Yard's business (the “Disposal Group”) for an aggregate purchase price of $8.2 million.
•In satisfaction of the amounts payable in Front Yard stock, we received 1,298,701 shares of Front Yard common stock. We recorded a nominal gain on the shares received.
•AAMC assigned its office lease in Charlotte, North Carolina. Certain assets related to the lease, primarily office and employee-related equipment were written off, none of which were individually material, and were recorded through other income (loss).
•Two business days prior to the Termination Date, Mr. Ellison resigned as Co-Chief Executive Officer of AAMC.
On January 11, 2021, Front Yard completed its previously announced merger. Each share of common stock of Front Yard, subject to certain exceptions, was cancelled, extinguished, and automatically converted into the right to receive cash in an amount equal to $16.25 per share. Upon the closing of the Merger, AAMC received cash in an amount of approximately $47.5 million for the Front Yard common stock it held at the closing date.

Given these events, we have been very actively evaluating a number of business opportunities and acquisition targets in which to potentially focus the Company’s resources.

In addition to the fund management and mortgage businesses more closely related to the Company's history, management intends to explore new businesses. While no decision has been made on the new businesses that the Company will pursue, management intends to explore, in the near term, fee based real estate investment banking and opportunities in cryptocurrency related businesses.

There can be no assurances that the Company will in fact proceed with any of these business opportunities. The Company is considering all of its options.

The Company recognizes the need to proceed as promptly as reasonably practicable with its assessment of the new business opportunities. This process is consistent with the Company's status as a transient investment company. For a discussion of the risks associated with the Company being a transient investment company, see Item 1A - “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

In the interim, the Company has invested in mortgage real estate investment trusts and has financed the acquisition of these assets with a margin loan. The Company intends to continue to invest its excess cash in securities of Companies engaged in the real estate industry, consistent with the Company’s expertise. The Company expects these to be temporary investments, pending the commencement of the new businesses.

Asset Management Agreement with Front Yard

For details on the Amended AMA with Front Yard and a description of the Termination Agreement and its key terms, please see Item 1 - Financial statements (unaudited) - “Note 1. Organization and Basis of Presentation” and “Management Overview” above.

Metrics Affecting our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues historically consisted of fees due to us under the asset management agreements with Front Yard. Under the Amended AMA, our revenues included a quarterly Base Management Fee and a potential annual Incentive Fee. During the year ended December 31, 2020, the Base Management Fee we recognized under the Amended AMA was subject to a quarterly minimum of $3,584,000. The Company did not recognize any incentive fees.

Under the Amended AMA, our revenues also included reimbursements of certain expenses in our management of Front Yard's business, which related primarily to travel and certain operating expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) are the responsibility of AAMC and are not reimbursed by Front Yard pursuant to the Amended AMA.

In addition, we received dividends on the shares of Front Yard common stock that we owned when Front Yard declared and paid dividends to its holders of common stock. Upon the declaration of such dividends, we recorded them as other income. The amount of dividends we received varied with Front Yard's financial performance, taxable income, liquidity needs and other factors deemed relevant by Front Yard's Board of Directors. Lastly, we recognized changes in the fair value of our holdings of Front Yard common stock as other income or loss that was directly dependent upon fluctuations in the market price of Front Yard's common stock

In the first quarter of 2021, there were no fees recognized or recoveries because the Amended AMA was terminated effective December 31, 2020.

As a result of the Termination Agreement, we have classified all of our revenues from Front Yard within discontinued operations in our condensed consolidated statements of operations. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

We have dividend earning assets held as Level 1 securities and have begun recognizing dividend income. See Item 1 - Financial statements (unaudited) - “Note 3. Fair Value of Financial Instruments” for further information.

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

Other Income (Loss)

Other income (loss) is primarily driven by adjustments to fair value of our Equity securities and Dividend income earned on the positions held. The amount of dividends we receive will vary with financial performance, taxable income, liquidity needs and other factors deemed relevant by Board of Directors of these equity securities. Unrealized gains and losses on these equity securities will be directly dependent upon fluctuations in the market price of these securities. See Item 3. Quantitative and qualitative disclosures about market risk

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2021 and 2020.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three months ended March 31, 2021 Compared to three months ended March 31, 2020. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Salaries and Employee Benefits

Salaries and employee benefits were $3.5 million and $3.1 million during the three months ended March 31, 2021 and 2020, respectively. This increase is primarily due to restricted stock grants issued and vested in February.

Legal and Professional Fees

Legal and professional fees were $1.9 million and $1.5 million during the three months ended March 31, 2021 and 2020, respectively. This increase is primarily driven by legal and professional fees related to litigation as well as fees incurred in the creation of new business lines.

General and Administrative Expenses

General and administrative expenses were $0.8 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to higher software and subscription costs.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.1 million and $(0.6) million during the three months ended March 31, 2021 and 2020, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported on the New York Stock Exchange. Upon the closing of the Front Yard merger, the Company received cash in exchange for shares held.

Dividend Income on Front Yard Common Stock

Dividends recognized on shares of Front Yard common stock were zero and $0.2 million during the three months ended March 31, 2021 and 2020, respectively. Commencing in the first quarter of 2020, Front Yard has determined not to pay dividends on its common stock until further notice or until required under REIT qualification rules applicable to Front Yard.

Dividend Income

Dividend income was $2.2 million and zero during the three months ended March 31, 2021 and 2020, respectively. This increase is primarily due to dividends declared on equity securities acquired during the first quarter of 2021.

Change in Fair Value of Equity Securities

Change in fair value of equity securities was $5.7 million and zero during the three months ended March 31, 2021 and 2020, respectively. This increase is primarily due to price appreciation on equity securities acquired during the first quarter of 2021.

Results of Discontinued Operations

On August 13, 2020, we and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The termination of the Amended AMA and the sale of the certain assets and operations to Front Yard represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of our operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that was assumed by Front Yard. On January 1, 2021, we completed the sale of the remainder of the Disposal Group and recorded a pre-tax gain on disposal of $7.5 million. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

The following discussion compares our results of discontinued operations for the three months ended March 31, 2021 Compared to three months ended March 31, 2020. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Revenues of Discontinued Operations

Revenues from discontinued operations decreased to zero from $4.0 million for the three months ended March 31,2021 and 2020, respectively. The decrease is driven by the Base Management Fee revenues earned associated with the Amended AMA with Front Yard. As we completed the transition contemplated by the Termination and Transition Agreement with Front Yard on December 31, 2020, revenues were no longer earned by to the Disposal Group.

Expenses from Discontinued Operations

Expenses from discontinued operations decreased to zero from $2.0 million for the three months ended March 31,2021 and 2020, respectively. The decrease is driven by expenses associated with the Disposal Group in the first quarter of 2020 associated with the management of Front Yard under the Amended AMA. As we completed the transition contemplated by the Termination and Transition Agreement with Front Yard on December 31, 2020, expenses were no longer allocated to the Disposal Group.

Other Income from Discontinued Operations

Other income from discontinued operations increased to $7.5 million from a nominal amount for the three months ended March 31,2021 and 2020, respectively. The increase is driven by the completion of the sale of the remainder of the Disposal group, which was completed on January 1, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $14.9 million compared to cash and cash equivalents of $41.6 million as of December 31, 2020. The decrease in cash and cash equivalents in 2021 was primarily due to investments in equity securities during the quarter, offset partially by the receipt of $47.5 million associated with the merger of Front Yard. As of March 31, 2021, we held $102.7 million in equity securities, financed partially by borrowings of $28.4 million obtained under a standard margin lending arrangement.

Between January 31, 2020 and February 3, 2020, we received purported notices from holders of our Series A Shares requesting us to redeem an aggregate of $250,000,000 liquidation preference of our Series A Shares on March 15, 2020. We did not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we were (or are) obligated to redeem any of the Series A Shares under the Certificate, and, on January 27, 2020, we filed a claim for declaratory relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor to confirm our interpretation of the Certificate. Luxor has removed the action to the U.S. District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. Putnam held 81,800 Series A Shares. Collectively, Luxor and Putnam seek a recovery of no less than $226,012,000 in damages, which is equal to the amount Luxor and Putnam would receive if
AAMC redeemed all of Luxor’s and Putnam’s Series A Shares at the redemption price of $1,000 per share set forth in the
Certificate, as well as payment of their costs and expenses in the lawsuit. In the alternative, Luxor and Putnam seek a return of the initial purchase price of $231,800,000 for the Series A Shares, as well as payment of their costs and expenses in the lawsuit.
On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss.

On February 17, 2021, AAMC entered into a settlement agreement with Putnam (the “Putnam Agreement”). Pursuant to the Putnam Agreement, AAMC and Putnam agreed to exchange all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. AAMC agreed to pay to Putnam $1,636,000 within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam agreed to release AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares, as more fully described in the Putnam Agreement. For more information on the Putnam Agreement, please see Exhibit 10.3.

As described above, AAMC previously filed an action for declaratory relief to confirm its interpretation of the redemption provisions in the Certificate, and intends to vigorously defend itself against the claims by Luxor.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Our Company” above for more information on our business initiatives. If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in the Annual Report on Form 10-K.

Equity Securities
Between February 9, 2021 and February 17, 2021, we purchased an $97 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution.

Treasury Shares

At March 31, 2021, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities from continuing operations	$(7,681)	$(5,078)
Net cash used in investing activities from continuing operations	(49,818)	(22)
Net cash provided by (used in) financing activities from continuing operations	24,444	(221)
Total cash flows relating to continuing operations	$(33,055)	$(5,321)

Net cash provided by operating activities from discontinued operations	$5,439	$1,646
Net cash provided by investing activities from discontinued operations	511	491
Net cash provided by financing activities from discontinued operations	80	29
Total cash flows relating to discontinued operations	$6,030	$2,166

Continuing Operations
Operating Activities from Continuing Operations
Net cash used in operating activities for the three months ended March 31, 2021, consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits and general corporate expenses in excess of revenues. Net cash used in operating activities for the three months ended March 31, 2020, consisted primarily of payment of annual incentive compensation, payment of a signing bonus to our new Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses in excess of revenues.

Investing Activities from Continuing Operations
Net cash used by investing activities for the three months ended March 31, 2021, consisted primarily of the purchase of securities offset partially by the proceeds received from sale of Front Yard common stock. Net cash used in investing cash flows during the three months ended March 31, 2020, consisted primarily of investments in property and equipment.

Financing Activities from Continuing Operations
Net cash provided by financing activities for the three months ended March 31, 2021, consisted primarily of the proceeds of borrowed funds offset partially by shares withheld for taxes upon vesting of restricted stock. Net cash used in financing activities for the three months ended March 31, 2020, primarily relates to shares withheld for taxes upon vesting of restricted stock.

Discontinued Operations
Cash from discontinued operations was primarily attributable to cash flows from operating activities, primarily due to the completion of the sale of the remainder of the Disposal Group, which was completed on January 1, 2021.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 3, 2021.

Item 3. Quantitative and qualitative disclosures about market risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are currently exposed to is market risk related to our investment in Equity securities.

Investment Risk Relating to Equity Securities

Our investments in Equity securities are concentrated in mortgage real estate investment trusts (“REITs”). These investments may exhibit volatility in prices due to, among other things, changes (or perceived changes) in interest rates, policy changes by government agencies, regulatory bodies, or the economy overall. There is also a risk that current management of any of these mortgage REITs does not anticipate, plan for or effectively navigate through potential changes in the market. Any of these factors may have a material adverse impact on the value of the investments held by AAMC.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Interim Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2020 other than the risk factors provided below. For information regarding our risk factors, you should carefully consider the risk factors discussed below as well as the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 3, 2021.

We may not be successful in hiring and retaining key management personnel, who may terminate their employment at any time.

Our success depends, in large part, upon the talents and skills of company management and other key personnel. We have experienced high turnover in our executive management team. Our former Chief Executive Officer was terminated for cause on April 16, 2021. On April 23, 2021 and April 24, 2021, our General Counsel and Chief Financial Officer resigned, respectively. On May 12, 2021, our Controller notified us of his final decision to resign, effective May 14, 2021. These changes in senior management have created instability in the Company in that the strategic direction of the Company remains uncertain and employees are concerned over the future of the Company.

While we have appointed an interim Chief Executive Officer, we are engaged in a search for permanent replacements to these positions. We may be unable to find suitable replacements for these key positions on a timely basis. There can be no assurance that qualified professionals will be available in the market, or that we will be able to retain existing professionals. An inability to fill these positions on a timely basis may delay our development of new businesses and may lead to instability of the Company. We may be unsuccessful in our search for permanent replacements for many reasons, including competitions for talent in the marketplace, our location, our performance, our need to enter into new business and uncertainties surrounding our ability to enter new businesses.

We may be unable to establish new businesses and, even if we do establish new businesses, they may not be profitable.

We are currently exploring entering into a variety of new businesses. We are required by the Investment Company Act of 1940 (“ICA”) to commence these businesses by January 1, 2022. We may be unable to engage in new businesses or even if we engage in new businesses they may not be profitable.

Registration as an investment company under the ICA is likely not a feasible option for us. The ramifications of becoming an investment company, both in terms of the restrictions it would have on us and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the ICA also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. Compliance with the ICA is very expensive and as a practical matter we currently do not believe that compliance is feasible or practicable. If we became subject to the ICA at some point in the future, our ability to continue pursuing our business plan would be severely limited. Thus, it is critical we promptly develop new businesses.

In establishing a new business, we are subject to all the risks associated with establishing new businesses. We need to be able to hire and retain quality personnel, compete with established companies and effectively market ourselves. We may be unable to successfully launch or profitably operate a new business.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuance of Common Stock to Putnam

On February 17, 2021, the Company entered into a settlement agreement (the “Putnam Agreement”) with Putnam Focused Equity Fund, a series of Putnam Funds Trust, as successor in interest to each of Putnam Equity Spectrum Fund and Putnam

Capital Spectrum Fund, each a series of Putnam Funds Trust, one of the plaintiffs in the litigation related to the Company’s Series A Convertible Preferred Stock (“Preferred Stock”).

Among other items, under the terms of the Putnam Agreement, the Company issued 288,283 shares of its common stock in exchange for Putnam’s 81,800 Shares of Preferred Stock pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that it was an exchange of securities with an existing Company shareholder.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

The following information is being filed herewith in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Departure of Controller

As described in Item 1 - Financial statements (unaudited) - "Note 11. Subsequent Events" of this Quarterly Report on Form 10-Q, our Controller, Mr. Evans, functioned as principal accounting officer in connection with the preparation of this Quarterly Report on Form 10-Q and notified the Company on May 12, 2021 of his final decision to resign effective May 14, 2021.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 3, 2021).
10.1	Termination and Transition Agreement, dated as August 13, 2020, by and among Front Yard Residential Corporation, Front Yard Residential L.P. and Altisource Asset Management Corporation (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 18, 2020).
10.2†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 14, 2020).
10.3	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
31.1*	Certification of Interim Chief Executive Officer / Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Interim Chief Executive Officer / Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	May 17, 2021	By:
Thomas K. McCarthy
Interim Chief Executive Officer / Chief Financial Officer