Form 10-Q/A
period 2021-03-31
Altisource Asset Management Corp
filed 2021-05-19
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Altisource Asset Management Corporation is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 17, 2021 (the “Original Report”), solely to correct the signature page to the Original Report and the signature pages to the Certifications annexed thereto as Exhibits 31.1 and 32.1, each of which inadvertently omitted the electronic signature.

Except for the adding of the electronic signatures, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.

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

Altisource Asset Management Corporation
Date:	May 19, 2021	By:	/s/	Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer / Chief Financial Officer