Form 10-Q
period 2021-06-30
Altisource Asset Management Corp
filed 2021-08-16
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 6, 2021, 2,055,561 shares of our common stock were outstanding (excluding 1,360,980 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2021

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
•our search for a permanent Chief Executive Officer;
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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Current assets:
Cash and cash equivalents	$52,027	$41,623
Equity securities, at fair value	39,804	—
Front Yard common stock, at fair value	—	47,355
Receivable from Front Yard	—	3,414
Dividends receivable	681	—
Prepaid expenses and other assets	2,875	3,328
Current assets held for sale	—	894
Total current assets	95,387	96,614

Non-current assets:
Right-of-use lease assets	894	656
Other non-current assets	419	503
Non-current assets held for sale	—	1,979
Total non-current assets	1,313	3,138
Total assets	$96,700	$99,752

Current liabilities:
Accrued salaries and employee benefits	$299	$2,539
Accounts payable and accrued liabilities	2,374	9,152
Short-term lease liabilities	128	75
Current liabilities held for sale	—	1,338
Total current liabilities	2,801	13,104

Non-current liabilities:
Long-term lease liabilities	793	600
Other non-current liabilities	3,497	1,027
Non-current liabilities held for sale	—	1,599
Total non-current liabilities	4,290	3,226
Total liabilities	7,091	16,330

Commitments and contingencies (Note 6)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 and 250,000 shares issued as June 30, 2021 and December 31, 2020, respectively. 168,200 shares outstanding and $168,200 redemption value as of June 30, 2021 and 250,000 shares outstanding and $250,000 redemption value as of December 31, 2020.	168,200	250,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of June 30, 2021 and 2,966,207 and 1,650,212 shares issued and outstanding, respectively, as of December 31, 2020	34	30
Additional paid-in capital	127,372	46,574
Retained earnings	71,538	63,426
Accumulated other comprehensive loss	54	(65)
Treasury stock, at cost, 1,360,980 shares as of June 30, 2021 and 1,315,995 shares as of December 31, 2020	(277,589)	(276,543)
Total stockholders' deficit	(78,591)	(166,578)
Total liabilities and equity	$96,700	$99,752
—
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Expenses:
Salaries and employee benefits	$(345)	$3,319	$3,200	$6,413
Legal and professional fees	2,655	1,746	4,540	3,226
General and administrative	611	564	1,364	1,150
Total expenses	2,921	5,629	9,104	10,789

Other income (loss):
Change in fair value of Front Yard common stock	—	(5,279)	146	(5,913)
Dividend income on Front Yard common stock	—	—	—	244
Change in fair value of equity securities	(2,411)	—	3,310	—
Dividend income	887	—	3,041	—
Gain on sale of equity securities	6,360	—	6,360	—
Interest expense	(24)	—	(60)	—
Other income	4	6	139	24
Total other income (loss)	4,816	(5,273)	12,936	(5,645)

Net income (loss) from continuing operations before income taxes	1,895	(10,902)	3,832	(16,434)
Income tax (benefit) expense	(333)	(690)	1,961	(568)
Net income (loss) from continuing operations	2,228	(10,212)	1,871	(15,866)

Discontinued operations:
Income from operations related to Front Yard, net of tax	—	2,377	—	4,274
Gain on disposal of operations related to Front Yard	—	—	7,485	—
Income tax expense related to disposal	—	—	1,272	—
Net gain on discontinued operations	—	2,377	6,213	4,274

Net income (loss)	2,228	(7,835)	8,084	(11,592)
Amortization of preferred stock issuance costs	—	—	—	(42)
Net income (loss) attributable to common stockholders	$2,228	$(7,835)	$8,084	$(11,634)

Continuing operations earnings per share
Net income (loss) from continuing operations	$2,228	(10,212)	1,871	(15,866)
Reverse amortization of preferred stock issuance costs	—	—	—	42
Gain on preferred stock transaction	—	—	71,883	—
Numerator for earnings per share from continuing operations	$2,228	$(10,212)	$73,754	$(15,824)

Discontinued operations earnings per share
Net income from discontinued operations	$—	$2,377	$6,213	$4,274

Earnings (loss) per share of common stock – basic:
Continuing operations – basic	$1.09	$(6.27)	$37.86	$(9.80)
Discontinued operations – basic	—	1.46	3.19	2.63
Earnings (loss) per basic common share	$1.09	$(4.81)	$41.05	$(7.17)
Weighted average common stock outstanding – basic	2,050,786	1,629,285	1,948,070	1,622,497

Earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$1.01	$(6.27)	$34.50	$(9.80)
Discontinued operations – diluted	—	1.46	2.91	2.63
Earnings (loss) per diluted common share	$1.01	$(4.81)	$37.41	$(7.17)
Weighted average common stock outstanding – diluted	2,195,806	1,629,285	2,137,513	1,622,497
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,228	$(7,835)	$8,084	$(11,592)

Other comprehensive loss:
Currency translation adjustments, net	(4)	(4)	(6)	(93)
Total other comprehensive loss:	(4)	(4)	(6)	(93)

Comprehensive income (loss)	$2,224	$(7,839)	$8,078	$(11,685)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net	—	—	—	—	(2)	—	(2)
Acquisition and disposition of subsidiaries	—	—	—	28	125	—	153
Preferred stock conversion	288,283	2	78,935	—	—	—	78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	34	127,953	69,310	58	(277,562)	(80,207)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	8,622	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(27)	(27)
Share-based compensation	—	—	(581)	—	—	—	(581)
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net income	—	—	—	2,228	—	—	2,228
June 30, 2021	3,416,541	$34	$127,372	$71,538	$54	$(277,589)	$(78,591)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
See accompanying notes to condensed consolidated financial statements.

Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	29	45,127	19,863	(122)	(276,428)	(211,531)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,858	—	10	—	—	—	10
Share-based compensation	—	—	393	—	—	—	393
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	(7,835)	—	—	(7,835)
June 30, 2020	2,942,597	$29	$45,530	$12,028	$(126)	$(276,428)	$(218,967)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$8,084	$(11,592)
Less: Income from discontinued operations, net of tax	6,213	4,274
Income (loss) from continuing operations	1,871	(15,866)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used in) operating activities:
Depreciation	164	177
Change in fair value of Front Yard common stock	(146)	5,913
Share-based compensation	1,866	870
Amortization of operating lease right-of-use assets	71	38
Dividend income	(3,041)	—
Change in fair value of equity securities	(3,310)	—
Gain on securities	(6,360)	—
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Receivable from Front Yard	3,414	1,128
Prepaid expenses and other assets	(984)	(748)
Other non-current assets	1,743	(370)
Accrued salaries and employee benefits	(2,235)	183
Accounts payable and accrued liabilities	(6,920)	(59)
Other non-current liabilities and operating lease liabilities	2,716	(34)
Net cash (used in) continuing operations	(11,151)	(8,768)
Net cash from discontinued operations	5,439	4,451
Net cash (used in) operating activities	(5,712)	(4,317)
Investing activities:
Purchase of equity securities	(96,950)	—
Dividends received	2,360	—
Proceeds from sale of equity securities	114,316	—
Investment in property and equipment	(511)	(22)
Net cash from (used in) continuing operations	19,215	(22)
Net cash from discontinued operations	511	483
Net cash from investing activities	19,726	461
Financing activities:
Proceeds from borrowed funds	28,549	—
Repayment of borrowed funds	(28,549)	—
Settlement of preferred stock	(2,868)	—
Proceeds and payment of tax withholding on stock options exercised, net	5	14
Shares withheld for taxes upon vesting of restricted stock	(1,046)	(196)
Net payment to subsidiaries included in disposal group	(80)	271
Net cash from (used in) continuing operations	(3,989)	89
Net cash from (used in) discontinued operations	80	(271)
Net cash (used in) financing activities	(3,909)	(182)
Net change in cash and cash equivalents	10,105	(4,038)
Effect of exchange rate changes on cash and cash equivalents	115	(82)
Consolidated cash and cash equivalents, beginning of period	41,807	19,965
Consolidated cash and cash equivalents, end of the period	$52,027	$15,845

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$60	$—
Income taxes paid	225	143
Right-of-use lease assets recognized - operating leases	308	—

Reconciliation of cash and cash equivalents to consolidated balance sheets:
Cash and cash equivalents	$52,027	$11,182
Cash and cash equivalents included in assets of discontinued operations	—	4,663
Consolidated cash and cash equivalents	$52,027	$15,845
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012.

Our primary client has been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue for periods in fiscal year 2020 was generated through our asset management agreements with Front Yard.

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

In management's opinion, the unaudited interim condensed consolidated financial statements contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At June 30, 2021 and December 31, 2020, we had 1,200 and 1,100 shares outstanding, respectively, and we included the redemption value of these shares of $12,000 and $11,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In January 2021, our Board of Directors declared and paid an aggregate of $1.6 million (in relation to the 2020 fiscal year) of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

2. Discontinued Operations

On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement, pursuant to which they agreed to effectively internalize the asset management function of Front Yard. Pursuant to the agreement, Front Yard has acquired the equity interests of AAMC's India subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that oversaw the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business.

On December 31, 2020, in connection with the Termination Agreement, the company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary.

On January 1, 2021, in connection with the Termination Agreement, the company completed the sale of our India subsidiary.

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at June 30, 2021 and December 31, 2020 were as follows ($ in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Current assets held for sale:
Cash and cash equivalents	$—	$184
Short-term investments	—
Prepaid expenses and other assets	—	710
Total current assets held for sale	—	894

Non-current assets held for sale:
Right-of-use lease assets	—	1,612
Other non-current assets	—	367
Total non-current assets held for sale	—	1,979
Total assets held for sale	$—	$2,873

Current liabilities held for sale:
Accrued salaries and employee benefits	$—	$910
Accounts payable and accrued liabilities	—	300
Short-term lease liabilities	—	128
Total current liabilities held for sale	—	1,338

Non-current liabilities held for sale:
Non-current lease liabilities	—	1,599
Total non-current liabilities held for sale	—	1,599
Total liabilities held for sale	$—	$2,937

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

The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues from discontinued operations:
Management fees from Front Yard	$—	$3,584	$—	$7,168
Expense reimbursements from Front Yard	—	713	—	1,081
Total revenues from discontinued operations	—	4,297	—	8,249

Expenses from discontinued operations:
Salaries and employee benefits	—	1,507	—	2,957
Legal and professional fees	—	59	—	113
General and administrative	—	328	—	837
Total expenses from discontinued operations	—	1,894	—	3,907

Other income from discontinued operations:
Gain on disposal	—	—	7,485	—
Other income	—	11	—	30
Total other income from discontinued operations	—	11	7,485	30

Net income from discontinued operations before income taxes	—	2,414	7,485	4,372
Income tax expense	—	37	1,272	98
Net income from discontinued operations	$—	$2,377	$6,213	$4,274

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Six months ended June 30,
	2021	2020
Total operating cash flows from discontinued operations	$5,439	$4,451
Total investing cash flows from discontinued operations	511	483
Total financing cash flows from discontinued operations	80	(271)

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of our financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2021
Recurring basis (assets):
Equity securities	$39,804	$39,804	$—	$—
Front Yard common stock	—	—	—	—

December 31, 2020
Recurring basis (assets):
Equity securities	$—	$—	$—	$—
Front Yard common stock	47,355	47,355	—	—

We did not transfer any assets from one level to another level during the six months ended June 30, 2021 or during the year ended December 31, 2020.

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

Investment gains/losses in the second quarter of 2021 and 2020 are summarized as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$(2,411)	$—	$3,310	$—
Investment gains on securities sold during the period	6,360	—	6,360	—
	3,949	—	9,670	—

Front Yard common stock:
Change in unrealized losses during the period on securities held at the end of the period	—	(5,279)	—	(5,913)
Investment gains on securities sold during the period	—	—	146	—
	—	(5,279)	146	(5,913)

Total change in fair value of equity securities and Front Yard common stock	$3,949	$(5,279)	$9,816	$(5,913)

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we still own, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the six months ended June 30, 2021 and zero in the six months ended June 30, 2020. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

A summary of the year-to-date activity of Front Yard common stock and equity securities is presented in the table below ($ in thousands):

	Front Yard Common Stock		Equity Securities
	Shares	Cost	Shares	Cost

December 31, 2020	2,923	$41,635	—	$—
Purchased	—	—	8,123	96,950
Sold	(2,923)	(41,635)	(5,073)	(60,456)
June 30, 2021	—	$—	3,050	$36,494

A summary of the cost basis, fair value and the corresponding amounts of gross unrealized gains and losses recognized as of the dates indicated are presented in the table below ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Equity securities	$36,494	$3,310	$—	$39,804
Front Yard common stock	—	—	—	—

December 31, 2020
Equity securities	$—	$—	$—	$—
Front Yard common stock	41,635	5,720	—	47,355

4. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution.

We pay interest on all of our borrowings each month when a balance is owed. As of June 30, 2021, the average annualized interest rate on borrowings under our borrowing agreements was 1.10%. The margin account is carried at its unpaid principal balance which was zero as of June 30, 2021.

The following table sets forth data with respect to our margin loan facility as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Maturity Date		Interest Rate	Amount Outstanding	Book Value of Collateral
June 30, 2021
UBS Financial Services Margin Loan	7/1/2021	(1)	1-month LIBOR + 1.00%	$—	$39,804
				$—	$39,804

December 31, 2020
UBS Financial Services Margin Loan	1/1/2021	(1)	1-month LIBOR + 1.00%	$—	$—
				$—	$—
(1) Subject to a 1-month LIBOR floor of 0.00%

5. Leases

We lease office space under operating leases in Christiansted, U.S. Virgin Islands, and Bengaluru, India.

As of June 30, 2021 and December 31, 2020, our weighted average remaining lease term, including applicable extensions, was 5.5 years and 7.5 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and six months ended June 30, 2021, we recognized rent expense of $50,000 and $100,000, respectively, related to long-term operating leases. We have had no short-term rent expense in 2021 reporting periods. During the three and six months ended June 30, 2020, we recognized rent expense of $200,000 and $300,000, respectively, related to long term operating leases and $27,000 and $54,000, respectively, related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of June 30, 2021 ($ in thousands):

Operating Lease Liabilities
2021 (1)	$93
2022	194
2023	204
2024	209
2025	206
Thereafter	207
Total lease payments	1,113
Less: interest	192
Lease liabilities	$921
_____________
(1)Excludes the six months ended June 30, 2021.

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

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

AAMC (plaintiff) v. Luxor (defendant)

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

Luxor (plaintiff) v. AAMC (defendant)

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

On February 17, 2021, AAMC entered into the Putnam Agreement, as result Putnam is no longer a party to the Luxor litigation.- See Note 1 for more information on the Putnam Agreement.

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

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr.

Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. The arbitrator has set a trial date for October 24-28, 2022. The Company and the directors intend to vigorously defend the claims.

Former General Counsel, Graham Singer

On June 25, 2021, Mr. Singer commenced an arbitration against the Company and its subsidiary AAMC US, Inc. The Company had previously demanded that Mr. Singer return his signing bonus in accordance with the terms of his employment agreement. The arbitration complaint alleges that the Company discriminated against Mr. Singer regarding his compensation and the terms of his employment, allegedly in violation of U.S. Virgin Islands’ Civil Rights Act and Discrimination in Employment Act, and further alleges that the Company retaliated against Mr. Singer as a result of his complaints against Mr. Chatterjee in violation of Virgin Islands’ Whistleblowers Protection Act and Discrimination in Employment Act. The arbitration complaint also alleges that the Company failed to pay wages due to Mr. Singer, pursuant to his employment agreement, allegedly in violation of the North Carolina Wage and Hour Act. In connection with these allegations, Mr. Singer’s arbitration complaint also includes breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing claims. Mr. Singer seeks declaratory judgment and compensatory damages based on his alleged lost wages, bonuses and equity interests, as well as liquidated damages and punitive damages in connection with emotional, reputational, and other alleged harms. The Company intends to vigorously defend the claims.

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

7. Share-Based Payments

On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. The restricted stock units will vest in three equal annual installments on June 28, 2022, 2023 and 2024 subject to forfeiture or acceleration.

On February 24, 2021, we granted 82,671 shares of restricted stock to members of management with a weighted average grant date fair value per share of $26.25. The restricted stock units immediately vested.

On October 15, 2020, we granted 10,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.29. The restricted stock units were to vest in three equal annual installments, on October 15, 2021, 2022, and 2023. These shares were forfeited in April 2021 upon their resignations.

On January 30, 2020, in order to induce our former Chief Executive Officer to join the Company, we granted 60,000 shares of restricted stock and 60,000 stock options to our former Chief Executive Officer. The restricted stock and stock options had a weighted average grant date fair value of $13.11 and $10.61, respectively. The restricted stock units will vest in three equal annual installments on January 30, 2021, 2022, and 2023. On April 16, 2021, the former Chief Executive Officer was terminated for cause, and as a result, 40,000 unvested restricted stock units and 60,000 unvested options were forfeited at that date.

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

We recorded $(0.6) million and $1.9 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2021, which includes adjustments for forfeited restricted stock. We recorded $0.4 million and $0.9 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an aggregate $0.1 million and $1.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 2.0 years and 0.9 years, respectively.

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

8. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated December 21, 2020, the EDC approved a temporary waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2021 to December 31, 2021.

At June 30, 2021, the Company had two less USVI employees than what is required under the provisions of the Waiver. The Company is also continuing to seek to hire USVI employees to meet the requirements of the Waiver. Both the Company's Chief Financial Officer and General Counsel have agreed to relocate to the USVI and will be eligible USVI employees after one year of residency.

As of June 30, 2021 and December 31, 2020, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2021 and 2020.

The following table sets forth the components of our deferred tax assets:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Stock compensation	$107	$64
Accrued expenses	39	171
Net operating losses (1)	105	285
Lease liabilities	92	491
Other	2	44
Gross deferred tax assets	345	1,055
Deferred tax liability:
Right-of-use lease assets	91	459
Front Yard common stock	2,345	1,547
Depreciation	—	2
Other	10	5
Gross deferred tax liabilities	2,446	2,013
Net deferred tax asset (liability) before valuation allowance	(2,101)	(958)
Valuation allowance	(139)	(69)
Deferred tax asset (liability), net	$(2,240)	$(1,027)
(1) Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs     are carried forward indefinitely.

9. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Continuing operations:
Net income (loss) from continuing operations	$2,228	$(10,212)	$1,871	$(15,866)
Amortization of preferred stock issuance costs	—	—	—	(42)
Gain on preferred stock transactions	—	—	71,883	$—
Numerator for basic and diluted EPS from continuing operations – net income (loss) from continuing operations attributable to common stockholders	$2,228	$(10,212)	$73,754	$(15,908)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	$2,377	$6,213	$4,274

Total:
Net income (loss)	$2,228	$(7,835)	$8,084	$(11,592)
Amortization of preferred stock issuance costs	—	—	—	(42)
Gain on preferred stock transactions	—	—	$71,883	$—
Numerator for basic and diluted EPS – net income (loss) attributable to common stockholders	$2,228	$(7,835)	$79,967	$(11,634)

Denominator
Weighted average common stock outstanding – basic	2,050,786	1,629,285	1,948,070	1,622,497
Weighted average common stock outstanding – diluted	2,195,806	1,629,285	2,137,513	1,622,497

Earnings (loss) per share - basic
Continuing operations – basic	$1.09	$(6.27)	$37.86	$(9.80)
Discontinued operations – basic	—	1.46	3.19	2.63
Earnings (loss) per basic common share	$1.09	$(4.81)	$41.05	$(7.17)

Earnings (loss) per share - diluted
Continuing operations – diluted	$1.01	$(6.27)	$34.50	$(9.80)
Discontinued operations – diluted	—	1.46	2.91	2.63
Earnings (loss) per diluted common share	1.01	$(4.81)	$37.41	$(7.17)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the periods indicated ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Reversal of amortization of preferred stock issuance costs	—	$—	$—	$42

Denominator
Stock options	—	7,988	—	9,549
Restricted stock	—	49,502	—	49,768
Preferred stock, if converted	—	200,000	—	200,000

10. Segment Information

Our primary business was to provide asset management and certain corporate governance services to institutional investors.

Because all of our revenue was derived from the services we provided to Front Yard, we operated as a single segment focused on providing asset management and corporate governance services. Prior to 2020, we reported all activity of the Company in a single segment and activity from continuing operations. In connection with the termination of the Amended AMA and subsequent sale of the Disposal Group to Front Yard, we have reclassified the Disposal Group activity as a discontinued operation effective as of the end of the third quarter of 2020. The results of operations, cash flows, and assets and liabilities of our discontinued operations and continued operations, for all periods presented in the accompanying financial statements, have been reclassified to conform to the current year presentation.

11. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations in December 2012. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940, through June 30, 2021. We have currently applied to be registered as an exempt reporting advisor with the SEC. We have historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles.

On August 13, 2020, AAMC, Front Yard and Front Yard Residential L.P. (“FYR LP”) entered into a Termination and Transition Agreement (the “Termination Agreement”), under which, on December 31, 2020 (the “Termination Date”):

•Front Yard agreed to acquire on January 1, 2021, the equity interests of AAMC's India subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that had oversight of the management of Front Yard's business and other assets of AAMC that were used in connection with the operation of Front Yard's business (the “Disposal Group”) for an aggregate purchase price of $8.2 million.
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

In addition to the fund management and mortgage businesses more closely related to the Company's history, management has explored separate and distinct new business lines. While no final decision has been made on the new businesses that the Company will pursue, the Company is in different stages of discussion with several potential acquisition or merger targets including the fix and flip lending space, fee based real estate investment banking and cryptocurrency related businesses.

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

In the interim, the Company has invested in mortgage real estate investment trusts. As previously disclosed, the Company expects these to be temporary investments, pending the commencement of the new businesses and other market factors affecting these investments.

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

Under the Amended AMA, our revenues also included reimbursements of certain expenses in our management of Front Yard's business, which related primarily to travel and certain operating expenses solely related to our management of Front Yard's business and the base salary, bonus, benefits and stock compensation, if any, solely of the General Counsel dedicated to Front Yard. All other salary, bonus, benefits and stock compensation of AAMC’s employees (other than Front Yard share-based compensation issued to them by Front Yard) were the responsibility of AAMC and were not reimbursed by Front Yard pursuant to the Amended AMA.

In addition, we received dividends on the shares of Front Yard common stock that we owned when Front Yard declared and paid dividends to its holders of common stock. Upon the declaration of such dividends, we recorded them as other income. Lastly, we recognized changes in the fair value of our holdings of Front Yard common stock as other income or loss that was directly dependent upon fluctuations in the market price of Front Yard's common stock

In 2021, there were no fees recognized or recoveries because the Amended AMA was terminated effective December 31, 2020.

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

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2021 and 2020.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Salaries and Employee Benefits

Salaries and employee benefits were $(0.3) million and $3.2 million during the three and six months ended June 30, 2021, respectively, compared to $3.3 million and $6.4 million during the three and six months ended June 30, 2020, respectively. This decrease is primarily due to lower expenses after the sale of Front Yard and adjustments to expense based on the executive departures in the second quarter of 2021 and the terms of their respective employment agreements which require the repayment of previously paid bonuses and forfeiture of restricted stock.

Legal and Professional Fees

Legal and professional fees were $2.7 million and $4.5 million during the three and six months ended June 30, 2021, compared to $1.7 million and $3.2 million during the three and six months ended June 30, 2020, respectively. This increase is primarily driven by legal and professional fees related to litigation, employment issues as well as costs incurred for the assessment and development of new business lines.

General and Administrative Expenses

General and administrative expenses were $0.6 million and $1.4 million during the three and six months ended June 30, 2021, relatively unchanged from the three and six months ended June 30, 2020.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.0 million and $0.1 million during the three and six months ended June 30, 2021, compared to $(5.3) million and $(5.9) million during the three and six months ended June 30, 2020, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported on the New York Stock Exchange. Upon the closing of the Front Yard merger, the Company received cash in exchange for shares held.

Change in Fair Value of Equity Securities

Change in fair value of equity securities was $(2.4) million and $3.3 million during the three and six months ended June 30, 2021. We did not hold equity securities in 2020. The decrease in second quarter 2021 is primarily due to the change in unrecognized gains from the first quarter of 2021.

Dividend Income

Dividend income was $0.9 million and $3.0 million during the three and six months ended June 30, 2021. No dividends were received in 2020 because no equity securities were held during that period. This increase is due to dividends declared on equity securities acquired during the 2021 reporting periods.

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

We had no results from discontinued operations in the three and six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $52.0 million and marketable equity securities of $39.8 million compared to cash and cash equivalents of $41.6 million and $47.4 million of Front Yard common stock as of December 31, 2020.

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

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Our Company” above for more information on our business initiatives. If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2020.

Equity Securities

Between February 9, 2021 and February 17, 2021, we purchased $97 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution.

During the second quarter of 2021, we sold $66.8 million in equity securities. The standard margin arrangement was repaid in full in the second quarter 2021.

Treasury Shares

At June 30, 2021, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities from continuing operations	$(11,151)	$(8,768)
Net cash provided by (used in) investing activities from continuing operations	19,215	(22)
Net cash provided by (used in) financing activities from continuing operations	(3,989)	89
Total cash flows relating to continuing operations	$4,075	$(8,701)

Net cash provided by operating activities from discontinued operations	$5,439	$4,451
Net cash provided by investing activities from discontinued operations	511	483
Net cash provided by financing activities from discontinued operations	80	(271)
Total cash flows relating to discontinued operations	$6,030	$4,663

Continuing Operations

Operating Activities from Continuing Operations

Net cash used in operating activities for the six months ended June 30, 2021, consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits and general corporate expenses. Net cash used in operating activities for the six months ended June 30, 2020, consisted primarily of payment of annual incentive compensation, payment of a signing bonus to the Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses.

Investing Activities from Continuing Operations

Net cash provided by investing activities for the six months ended June 30, 2021, consisted primarily of the sale of the Front Yard common stock and the equity securities totaling $114.3 million offset by the purchase of securities of $97.0 million.

Financing Activities from Continuing Operations

Net cash used in financing activities for the six months ended June 30, 2021, consisted primarily of funds borrowed and repaid under the Company's margin loan, cash used in the repurchase of the preferred shares in the Putnam Transaction and shares withheld for taxes upon vesting of restricted stock. Net cash provided by financing activities for the three months ended June 30, 2020, primarily relates to shares withheld to pay taxes for employee awards and the sale of the Disposal Group.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021 or December 31, 2020.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

For a discussion of our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 6, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our success depends, in large part, upon the talents and skills of company management and other key personnel. We have experienced high turnover in our executive management team. Our former Chief Executive Officer was terminated for cause on April 16, 2021. On April 23, 2021 and April 24, 2021, our General Counsel and Chief Financial Officer resigned, respectively. On May 12, 2021, our Controller notified us of his final decision to resign, effective May 14, 2021. These changes in senior management created instability in the Company in that the strategic direction of the Company remains uncertain and employees are concerned over the future of the Company.

The Company has previously appointed an interim Chief Executive Officer.

We may be unable to establish new businesses and, even if we do establish new businesses, they may not be profitable.

We are currently exploring entering into a variety of new businesses. We are required by the Investment Company Act of 1940 (“ICA”) to commence these businesses by January 1, 2022. We may be unable to engage in new businesses or even if we engage in new businesses, they may not be profitable.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

Chief Executive Officer Employment Agreement

The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.

On August 12, 2021, the Board extended the initial term of Mr. McCarthy’s employment as interim Chief Executive Officer for the earlier of December 31, 2021 or until a permanent Chief Executive Officer is appointed. In connection with his extension, the Company and Mr. McCarthy entered into an employment agreement (the “Employment Agreement”) setting forth the terms of Mr. McCarthy’s continued employment. The Employment Agreement provides for an annual base salary of $675,000 and participation in employee benefit programs of the Company on the same terms as other similarly situation employees. Mr. McCarthy’s employment is subject to a mutual right to terminate upon 30 days’ prior notice but the Company may immediately terminate Mr. McCarthy for Cause (as defined in the Employment Agreement). In the event Mr. McCarthy’s employment is terminated for any reason, Mr. McCarthy will only be entitled to any unpaid salary through to the date of termination. The Employment Agreement contains customary confidentiality provisions and provides for the arbitration of disputes.

The Employment Agreement has been filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and this description of the Employment Agreement is qualified in its entirety by reference to the full Employment Agreement.

Appointment of Principal Accounting Officer

The following information with respect to the appointment of Mr. Krallman as the Company’s principal accounting officer is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On June 28, 2021, Stephen R. Krallman commenced employment with the Company as Chief Financial Officer. Prior to joining the Company, Mr. Krallman, was the Vice President, Corporate Controller for Diamond Resorts International (“DRI”), an international hospitality and vacation ownership company with over $4.0 billion in assets. Mr. Krallman was responsible for the accounting, reporting, and internal control functions at DRI and supervised a staff of over 50 personnel. Prior to joining DRI in 2015, Mr. Krallman had over 20 years of experience in the real estate, financial services, and manufacturing industries where his positions and responsibilities included SEC reporting for initial public offerings, SEC annual and quarterly reporting, business combination and acquisitions, and system integrations. Mr. Krallman holds a Bachelor of Business Administration in Accounting from the University of San Diego. On August 14, 2021, Mr. Krallman was appointed the Company's principal accounting Officer by the Board of Directors of the Company.

Appointment of General Counsel and Chief Compliance Officer

As of July 29, 2021, the Company has hired Kevin Sullivan as its new General Counsel and Chief Compliance Officer, whose first day of employment will be September 20, 2021. Prior to joining the Company, Mr. Sullivan served as Vice President and Senior Counsel for Goldman Sachs & Co. LLC (“Goldman Sachs”) and Assistant Secretary of The Goldman Sachs Group Inc., the parent company of Goldman Sachs. During his more than 15 years at Goldman Sachs, Mr. Sullivan was responsible for advising Goldman Sachs in a multitude of areas, including financial reporting, disclosure and internal controls, corporate treasury, securities offerings, investor and media relations and investment banking. Prior to joining Goldman Sachs, Mr. Sullivan was an associate at Skadden, Arps, Slate, Meagher & Flom LLP in New York working in the corporate finance and mergers and acquisitions practice areas. Mr. Sullivan holds a J.D. from the University of Virginia School of Law and a B.A. from Amherst College.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 3, 2021).
10.2**	Employment Agreement of Thomas M. McCarthy, dated August 12, 2021.
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*†	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
** Denotes management contract or compensatory arrangement.
† This Certification is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	August 16, 2021	By:	/s/	Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer

Date:	August 16, 2021	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer