Form 10-Q
period 2021-09-30
Altisource Asset Management Corp
filed 2021-11-15
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 5, 2021, 2,055,561 shares of our common stock were outstanding (excluding 1,360,980 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2021

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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Current assets:
Cash and cash equivalents	$84,544	$41,623
Front Yard common stock, at fair value	—	47,355
Receivable from Front Yard	—	3,414
Prepaid expenses and other assets	2,883	3,328
Current assets held for sale	—	894
Total current assets	87,427	96,614

Non-current assets:
Right-of-use lease assets	860	656
Other non-current assets	476	503
Non-current assets held for sale	—	1,979
Total non-current assets	1,336	3,138
Total assets	$88,763	$99,752

Current liabilities:
Accrued salaries and employee benefits	$467	$2,539
Accounts payable and accrued liabilities	2,879	9,152
Short-term lease liabilities	133	75
Current liabilities held for sale	—	1,338
Total current liabilities	3,479	13,104

Non-current liabilities:
Long-term lease liabilities	757	600
Other non-current liabilities	2,697	1,027
Non-current liabilities held for sale	—	1,599
Total non-current liabilities	3,454	3,226
Total liabilities	6,933	16,330

Commitments and contingencies (Note 6)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 and 250,000 shares issued as September 30, 2021 and December 31, 2020, respectively. 150,000 shares outstanding and $150,000 redemption value as of September 30, 2021 and 250,000 shares outstanding and $250,000 redemption value as of December 31, 2020.	150,000	250,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of September 30, 2021 and 2,966,207 and 1,650,212 shares issued and outstanding, respectively, as of December 31, 2020	34	30
Additional paid-in capital	143,490	46,574
Retained earnings	65,841	63,426
Accumulated other comprehensive loss	54	(65)
Treasury stock, at cost, 1,360,980 shares as of September 30, 2021 and 1,315,995 shares as of December 31, 2020	(277,589)	(276,543)
Total stockholders' deficit	(68,170)	(166,578)
Total liabilities and equity	$88,763	$99,752
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expenses:
Salaries and employee benefits	$878	$1,668	$4,078	$8,081
Legal and professional fees	3,725	1,455	8,265	4,681
General and administrative	585	559	1,949	1,709
Total expenses	5,188	3,682	14,292	14,471

Other income (loss):
Change in fair value of Front Yard common stock	—	65	146	(5,848)
Dividend income on Front Yard common stock	—	—	—	244
Change in fair value of equity securities	(3,310)	—	—	—
Dividend income	20	—	3,061	—
Gain on sale of equity securities	1,987	—	8,347	—
Interest expense	—	—	(60)	—
Other income	8	5	147	29
Total other income (loss)	(1,295)	70	11,641	(5,575)

Net income (loss) from continuing operations before income taxes	(6,483)	(3,612)	(2,651)	(20,046)
Income tax (benefit) expense	(786)	(523)	1,175	(1,091)
Net income (loss) from continuing operations	(5,697)	(3,089)	(3,826)	(18,955)

Discontinued operations:
Income from operations related to Front Yard, net of tax	—	14,843	—	19,117
Gain on disposal of operations related to Front Yard	—	—	7,485	—
Income tax expense related to disposal	—	—	1,272	—
Net gain on discontinued operations	—	14,843	6,213	19,117

Net income (loss)	(5,697)	11,754	2,387	162
Amortization of preferred stock issuance costs	—	—	—	(42)
Net income (loss) attributable to common stockholders	$(5,697)	$11,754	$2,387	$120

Continuing operations earnings per share
Net income (loss) from continuing operations	$(5,697)	(3,089)	(3,826)	(18,955)
Reverse amortization of preferred stock issuance costs	—	—	—	42
Gain on preferred stock transaction	16,101	—	87,984	—
Numerator for earnings per share from continuing operations	$10,404	$(3,089)	$84,158	$(18,913)

Discontinued operations earnings per share
Net income from discontinued operations	$—	$14,843	$6,213	$19,117

Earnings (loss) per share of common stock – basic:
Continuing operations – basic	$5.06	$(1.89)	$42.41	$(11.69)
Discontinued operations – basic	—	9.09	3.13	11.76
Earnings (loss) per basic common share	$5.06	$7.20	$45.54	$0.07
Weighted average common stock outstanding – basic	2,055,561	1,632,117	1,984,294	1,625,727

Earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$4.76	$(1.89)	$39.06	$(11.69)
Discontinued operations – diluted	—	9.09	2.88	11.76
Earnings (loss) per diluted common share	$4.76	$7.20	$41.94	$0.07
Weighted average common stock outstanding – diluted	2,187,585	1,632,117	2,154,597	1,625,727
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(5,697)	$11,754	$2,387	$162

Other comprehensive loss:
Currency translation adjustments, net	—	42	(6)	(51)
Total other comprehensive loss:	—	42	(6)	(51)

Comprehensive income (loss)	$(5,697)	$11,796	$2,381	$111

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net	—	—	—	—	(2)	—	(2)
Acquisition and disposition of subsidiaries	—	—	—	28	125	—	153
Preferred stock conversion	288,283	2	78,935	—	—	—	78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	34	127,953	69,310	58	(277,562)	(80,207)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	8,622	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(27)	(27)
Share-based compensation	—	—	(581)	—	—	—	(581)
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net income	—	—	—	2,228	—	—	2,228
June 30, 2021	3,416,541	34	127,372	71,538	54	(277,589)	(78,591)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	—	17	—	—	—	17
Preferred stock conversion	—	—	16,101	—	—	—	16,101
Net income (loss)	—	—	—	(5,697)	—	—	(5,697)
September 30, 2021	3,416,541	$34	$143,490	$65,841	$54	$(277,589)	$(68,170)

See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	39,562	—	4	—	—	—	4
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(196)	(196)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	477	—	—	—	477
Currency translation adjustments, net	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	(3,757)	—	—	(3,757)
March 31, 2020	2,936,739	29	45,127	19,863	(122)	(276,428)	(211,531)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,858	—	10	—	—	—	10
Share-based compensation	—	—	393	—	—	—	393
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	(7,835)	—	—	(7,835)
June 30, 2020	2,942,597	29	45,530	12,028	(126)	(276,428)	(218,967)
Share-based compensation	—	—	335	—	—	—	335
Currency translation adjustments, net	—	—	—	—	42	—	42
Net income	—	—	—	11,754	—	—	11,754
September 30, 2020	2,942,597	$29	$45,865	$23,782	$(84)	$(276,428)	$(206,836)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$2,387	$162
Less: Income from discontinued operations, net of tax	6,213	19,117
Income (loss) from continuing operations	(3,826)	(18,955)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used in) operating activities:
Depreciation	237	265
Change in fair value of Front Yard common stock	(146)	5,848
Share-based compensation	1,883	1,205
Amortization of operating lease right-of-use assets	105	57
Dividend income	(3,061)	—
Change in fair value of equity securities	—	—
Gain on securities	(8,347)	—
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Receivable from Front Yard	3,414	(29,953)
Prepaid expenses and other assets	(990)	(754)
Other non-current assets	1,614	(59)
Accrued salaries and employee benefits	(2,061)	229
Accounts payable and accrued liabilities	(7,650)	(1,341)
Contract liability to Front Yard	—	33,733
Other non-current liabilities and operating lease liabilities	1,885	(51)
Net cash (used in) continuing operations	(16,943)	(9,776)
Net cash from discontinued operations	5,439	19,055
Net cash (used in) operating activities	(11,504)	9,279
Investing activities:
Purchase of equity securities	(96,950)	—
Dividends received	3,061	—
Proceeds from sale of equity securities	152,796	—
Investment in property and equipment	(511)	(23)
Net cash from (used in) continuing operations	58,396	(23)
Net cash from discontinued operations	511	3,638
Net cash from investing activities	58,907	3,615
Financing activities:
Proceeds from borrowed funds	28,549	—
Repayment of borrowed funds	(28,549)	—
Settlement of preferred stock	(3,740)	—
Proceeds and payment of tax withholding on stock options exercised, net	5	14
Shares withheld for taxes upon vesting of restricted stock	(1,046)	(196)
Net payment to subsidiaries included in disposal group	(80)	(130)
Net cash from (used in) continuing operations	(4,861)	(312)
Net cash from (used in) discontinued operations	80	130
Net cash (used in) financing activities	(4,781)	(182)
Net change in cash and cash equivalents	42,622	12,712
Effect of exchange rate changes on cash and cash equivalents	115	(38)
Consolidated cash and cash equivalents, beginning of period	41,807	19,965
Consolidated cash and cash equivalents, end of the period	$84,544	$32,639

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$60	$—
Income taxes paid	812	346
Right-of-use lease assets recognized - operating leases	308	—

Reconciliation of cash and cash equivalents to consolidated balance sheets:
Cash and cash equivalents	$84,544	$9,816
Cash and cash equivalents included in assets of discontinued operations	—	22,823
Consolidated cash and cash equivalents	$84,544	$32,639
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

Redeemable Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million (“Series A Shares”) to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we are required to redeem all of the holder's Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Due to the redemption provisions of the Series A Preferred Stock, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

On February 17, 2021, the Company entered into a settlement agreement dated as of February 17, 2021 (the “Putnam Agreement”) with Putnam. Pursuant to the Putnam Agreement, AAMC and Putnam agreed to exchange all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. AAMC agreed to pay to Putnam $1,636,000 within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam agreed to release AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $71.9 million.

On August 27, 2021, the Company entered into a settlement agreement (the “Wellington Agreement”) with certain funds managed by Wellington Management Company LLP (collectively, “Wellington”). Under the Wellington Agreement, the Company agreed to pay Wellington $2,093,000 in exchange for 18,200 Series A Shares held by Wellington, and in return Wellington agreed to release AAMC from all claims related to the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $16.1 million gain.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of such employee's termination of service with the Company for any reason. At September 30, 2021 and December 31, 2020, we had 1,200 and 1,100 shares outstanding, respectively, and we included the redemption value of these shares of $12,000 and $11,000, respectively, within accounts payable and accrued liabilities in our condensed consolidated balance sheets. In January 2021, our Board of Directors declared and paid an aggregate of $1.6 million (in relation to the 2020 fiscal year) of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

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

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at September 30, 2021 and December 31, 2020 were as follows ($ in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Current assets held for sale:
Cash and cash equivalents	$—	$184
Prepaid expenses and other assets	—	710
Total current assets held for sale	—	894

Non-current assets held for sale:
Right-of-use lease assets	—	1,612
Other non-current assets	—	367
Total non-current assets held for sale	—	1,979
Total assets held for sale	$—	$2,873

Current liabilities held for sale:
Accrued salaries and employee benefits	$—	$910
Accounts payable and accrued liabilities	—	300
Short-term lease liabilities	—	128
Total current liabilities held for sale	—	1,338

Non-current liabilities held for sale:
Non-current lease liabilities	—	1,599
Total non-current liabilities held for sale	—	1,599
Total liabilities held for sale	$—	$2,937

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

The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues from discontinued operations:
Management fees from Front Yard	$—	$3,584	$—	$10,752
Termination fee from Front Yard	—	12,267		12,267
Expense reimbursements from Front Yard	—	626	—	1,707
Total revenues from discontinued operations	—	16,477	—	24,726

Expenses from discontinued operations:
Salaries and employee benefits	—	910	—	3,867
Legal and professional fees	—	67	—	180
General and administrative	—	334	—	1,171
Total expenses from discontinued operations	—	1,311	—	5,218

Other income (loss) from discontinued operations:
Gain on disposal	—	—	7,485	—
Other income (loss)	—	(6)	—	24
Total other income (loss) from discontinued operations	—	(6)	7,485	24

Net income from discontinued operations before income taxes	—	15,160	7,485	19,532
Income tax expense	—	317	1,272	415
Net income from discontinued operations	$—	$14,843	$6,213	$19,117

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2021	2020
Total operating cash flows from discontinued operations	$5,439	$19,055
Total investing cash flows from discontinued operations	511	3,638
Total financing cash flows from discontinued operations	80	130

3. Fair Value of Financial Instruments

The following table sets forth the carrying amount and the fair value of our financial assets by level within the fair value hierarchy as of the dates indicated ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2020
Recurring basis (assets):
Front Yard common stock	47,355	47,355	—	—

As of September 30, 2021, the Company had sold its investments in securities and there no securities outstanding. We did not transfer any assets from one level to another level during the year ended December 31, 2020. The fair value of our holdings in Front Yard common stock is based on unadjusted quoted prices from active markets.

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

Investment gains/losses in the third quarter and nine months ended of 2021 and 2020 are summarized as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$(3,310)	$—	$—	$—
Investment gains on securities sold during the period	1,987	—	8,347	—
	(1,323)	—	8,347	—

Front Yard common stock:
Change in unrealized losses during the period on securities held at the end of the period	—	65	—	(5,848)
Investment gains on securities sold during the period	—	—	146	—
	—	65	146	(5,848)

Total change in fair value of equity securities and Front Yard common stock	$(1,323)	$65	$8,493	$(5,848)

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we still own, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the nine months ended September 30, 2021 and zero in the nine months ended September 30, 2020. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

A summary of the year-to-date activity of Front Yard common stock and equity securities is presented in the table below ($ in thousands):

	Front Yard Common Stock		Equity Securities
	Shares	Cost	Shares	Cost

December 31, 2020	2,923	$41,635	—	$—
Purchased	—	—	8,123	96,950
Sold	(2,923)	(41,635)	(8,123)	(96,950)
September 30, 2021	—	$—	—	$—

A summary of the cost basis, fair value and the corresponding amounts of gross unrealized gains and losses recognized as of the dates indicated are presented in the table below ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Front Yard common stock	$41,635	$5,720	$—	$47,355

4. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution. As of September 30, 2021, the Company liquidated its security holdings and the margin arrangement has been repaid.

We paid interest on all of our borrowings each month when a balance was owed. As of September 30, 2021, the average annualized interest rate on borrowings under our borrowing agreements was 1.10%, with the rate based on 1 month LIBOR plus 1.00%.

5. Leases

We lease office space under operating leases in Christiansted, U.S. Virgin Islands, and Bengaluru, India.

As of September 30, 2021 and December 31, 2020, our weighted average remaining lease term, including applicable extensions, was 5.3 years and 7.5 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and nine months ended September 30, 2021, we recognized rent expense of $50,000 and $150,000, respectively, related to long-term operating leases. We have had no short-term rent expense in 2021 reporting periods. During the three and nine months ended September 30, 2020, we recognized rent expense of $200,000 and $500,000, respectively, related to long term operating leases and $27,000 and $81,000, respectively, related to short-term operating leases. We include rent expense as a component of general and administrative expenses.

The following table presents our future lease obligations under our operating leases as of September 30, 2021 ($ in thousands):

Operating Lease Liabilities
2021 (1)	$47
2022	194
2023	205
2024	209
2025	206
Thereafter	207
Total lease payments	1,068
Less: interest	177
Lease liabilities	$891
_____________
(1)Excludes the nine months ended September 30, 2021.

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

On February 17, 2021, AAMC entered into the Putnam Agreement, as a result Putnam is no longer a party to the Luxor litigation.- See Note 1 for more information on the Putnam Agreement.

Luxor Books and Records Demand

On April 26, 2021, Luxor, which holds 144,212 Series A Shares, sent a letter to the Company demanding, under the common law of the USVI, the right to inspect certain books and records of the Company (the “Demand”). According to Luxor, the purpose of the Demand is to investigate whether the Company’s Board of Directors may have considered or engaged in transactions with or at the direction of a significant shareholder of the Company or whether the Company’s Board of Directors and/or Company management may have mismanaged the Company or engaged in wrongdoing, may not have properly discharged their fiduciary duties, or may have conflicts of interest. Luxor further alleges that it seeks an inspection of the Company books and records to determine whether the current directors should continue to serve on the Company’s board or whether a derivative suit should be filed.

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

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and made extra contractual claims against the Company for not affording Mr. Chatterjee a “fair procedure” and placed him in a “false light” by disclosing Mr. Chatterjee’s termination in its public announcement of the for cause termination. In addition, the arbitration complaint also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. On October 20, 2021, the arbitrator granted the Company’s motion to dismiss with respect to Mr. Chatterjee’s “fair procedure” and “false light” claims, but denied the motion to dismiss the tort claim against each of the directors. The arbitrator has set a trial date for October 24-28, 2022. The Company and the directors intend to vigorously defend the claims.

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

Defendants have moved to dismiss the first amended verified complaint. Plaintiffs and AAMC have moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. The Court held additional oral argument on the pending motions on October 25, 2021. The Court has not yet decided the pending motions.

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

7. Share-Based Payments

On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. The restricted stock units will vest in three equal annual installments on September 20, 2022, 2023 and 2024 subject to forfeiture or acceleration.

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

We recorded $0.02 million and $1.9 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2021, which includes adjustments for forfeited restricted stock. We recorded $0.3 million and $1.2 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an aggregate $0.2 million and $1.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.8 years and 0.9 years, respectively.

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

At September 30, 2021, the Company had two less USVI employees than what is required under the provisions of the Waiver. The Company is also continuing to seek to hire USVI employees to meet the requirements of the Waiver. The Company's Chief Financial Officer has relocated to the USVI and General Counsel has agreed to relocate to the USVI. They will be eligible USVI employees after one year of residency.

As of September 30, 2021 and December 31, 2020, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the nine months ended September 30, 2021 and 2020.

The following table sets forth the components of our deferred tax assets:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Stock compensation	$107	$64
Accrued expenses	55	171
Net operating losses (1)	199	285
Lease liabilities	89	491
Other	3	44
Gross deferred tax assets	453	1,055
Deferred tax liability:
Right-of-use lease assets	86	459
Front Yard common stock / investments	1,580	1,547
Depreciation	—	2
Other	6	5
Gross deferred tax liabilities	1,672	2,013
Net deferred tax asset (liability) before valuation allowance	(1,219)	(958)
Valuation allowance	(212)	(69)
Deferred tax asset (liability), net	$(1,431)	$(1,027)
(1) Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs     are carried forward indefinitely.

9. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Continuing operations:
Net income (loss) from continuing operations	$(5,697)	$(3,089)	$(3,826)	$(18,955)
Amortization of preferred stock issuance costs	—	—	—	(42)
Gain on preferred stock transactions	16,101	—	87,984	$—
Numerator for basic and diluted EPS from continuing operations – net income (loss) from continuing operations attributable to common stockholders	$10,404	$(3,089)	$84,158	$(18,997)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	$14,843	$6,213	$19,117

Total:
Net income (loss)	$(5,697)	$11,754	$2,387	$162
Amortization of preferred stock issuance costs	—	—	—	(42)
Gain on preferred stock transactions	16,101	—	$87,984	$—
Numerator for basic and diluted EPS – net income (loss) attributable to common stockholders	$10,404	$11,754	$90,371	$120

Denominator
Weighted average common stock outstanding – basic	2,055,561	1,632,117	1,984,294	1,625,727
Weighted average common stock outstanding – diluted	2,187,585	1,632,117	2,154,597	1,625,727

Earnings (loss) per share - basic
Continuing operations – basic	$5.06	$(1.89)	$42.41	$(11.69)
Discontinued operations – basic	—	9.09	3.13	11.76
Earnings (loss) per basic common share	$5.06	$7.20	$45.54	$0.07

Earnings (loss) per share - diluted
Continuing operations – diluted	$4.76	$(1.89)	$39.06	$(11.69)
Discontinued operations – diluted	—	9.09	2.88	11.76
Earnings (loss) per diluted common share	4.76	$7.20	$41.94	$0.07

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Reversal of amortization of preferred stock issuance costs	—	$—	$—	$42

Denominator
Stock options	—	5,403	—	8,167
Restricted stock	—	76,160	—	58,565
Preferred stock, if converted	—	200,000	—	200,000

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
•Two business days prior to the Termination Date, Mr. Ellison resigned as Co-Chief Executive Officer of AAMC.
On January 1, 2021, Front Yard completed its previously announced merger. Each share of common stock of Front Yard, subject to certain exceptions, was cancelled, extinguished, and automatically converted into the right to receive cash in an amount equal to $16.25 per share. Upon the closing of the Merger, AAMC received cash in an amount of approximately $47.5 million for the Front Yard common stock it held at the closing date.

Given these events, we have been very actively evaluating a number of business opportunities and acquisition targets in which to potentially focus the Company’s resources.

In addition to the fund management and mortgage businesses more closely related to the Company's history, management has explored separate and distinct new business lines. During the third quarter, the Company also engaged the services of an investment bank, Cowen and Company, LLC, and the law firm, Norton Rose Fulbright, LLP, to assist us in identifying and reviewing potential acquisition and merger opportunities. While no final decision has been made on the new businesses that the Company will pursue, the Company is in different stages of discussion with several potential acquisition or merger targets including cryptocurrency and brokerage related businesses.

There can be no assurances that the Company will in fact proceed with any of these business opportunities.

The Company recognizes the need to proceed as promptly as reasonably practicable with its assessment of the new business opportunities. However, the Company is no longer an "investment company" as defined under the Investment Company Act of 1940, as amended, and expects to principally remain invested in cash and government securities until it commences new businesses, either through an acquisition or a business combination. As a result, the Company has no obligation to commence a new business or enter into a business combination prior to year-end. For a discussion of the risks associated with the Company being a transient investment company, see Item 1A - “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Salaries and Employee Benefits

Salaries and employee benefits were $0.9 million and $4.1 million during the three and nine months ended September 30, 2021, respectively, compared to $1.7 million and $8.1 million during the three and nine months ended September 30, 2020, respectively. This decrease is primarily due to lower expenses after the sale of Front Yard and adjustments to expense based on the executive departures in the second quarter of 2021 and the terms of their respective employment agreements which require the repayment of previously paid bonuses and forfeiture of restricted stock.

Legal and Professional Fees

Legal and professional fees were $3.7 million and $8.3 million during the three and nine months ended September 30, 2021, compared to $1.5 million and $4.7 million during the three and nine months ended September 30, 2020, respectively. This increase is primarily driven by legal and professional fees related to litigation, employment issues as well as costs incurred for the assessment and development of new business lines.

General and Administrative Expenses

General and administrative expenses were $0.6 million and $1.9 million during the three and nine months ended September 30, 2021, relatively unchanged from the three and nine months ended September 30, 2020.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.0 million and $0.1 million during the three and nine months ended September 30, 2021, compared to $0.1 million and $(5.8) million during the three and nine months ended September 30, 2020, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported on the New York Stock Exchange. Upon the closing of the Front Yard merger, the Company received cash in exchange for shares held.

Change in Fair Value of Equity Securities

Change in fair value of equity securities was $(3.3) million and $0.0 million during the three and nine months ended September 30, 2021. We did not hold equity securities in 2020. The decrease in third quarter 2021 is primarily due to the liquidation of the portfolio in the second and third quarters of 2021.

Dividend Income

Dividend income was $0.0 million and $3.1 million during the three and nine months ended September 30, 2021. No dividends were received in 2020 because no equity securities were held during that period. This increase is due to dividends declared on equity securities acquired during the 2021 reporting periods.

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

We had no results from discontinued operations in the three and nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $84.5 million compared to cash and cash equivalents of $41.6 million and $47.4 million of Front Yard common stock as of December 31, 2020.

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

On August 27, 2021, the Company entered into a settlement agreement (the “Wellington Agreement”) with certain funds managed by Wellington Management Company LLP (collectively, “Wellington”). Under the Wellington Agreement, the Company agreed to pay Wellington $2,093,000 in exchange for 18,200 Series A Shares held by Wellington, and in return Wellington agreed to release AAMC from all claims related to the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $16.1 million gain.

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

During the third quarter of 2021, we sold $38.5 million in equity securities which resulted in liquidation of our portfolio. As of the third quarter 2021, the standard margin arrangement was paid in full.

Treasury Shares

At September 30, 2021, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities from continuing operations	$(16,943)	$(9,776)
Net cash provided by (used in) investing activities from continuing operations	58,396	(23)
Net cash used in financing activities from continuing operations	(4,861)	(312)
Total cash flows relating to continuing operations	$36,592	$(10,111)

Net cash provided by operating activities from discontinued operations	$5,439	$19,055
Net cash provided by investing activities from discontinued operations	511	3,638
Net cash provided by financing activities from discontinued operations	80	130
Total cash flows relating to discontinued operations	$6,030	$22,823

Continuing Operations

Operating Activities from Continuing Operations

Net cash used in operating activities for the nine months ended September 30, 2021, consisted primarily of payment of annual incentive compensation, ongoing salaries, and benefits and general corporate expenses. Net cash used in operating activities for the nine months ended September 30, 2020, consisted primarily of payment of annual incentive compensation, payment of a signing bonus to the Co-Chief Executive Officer, ongoing salaries and benefits, payments of ongoing lease obligations and general corporate expenses.

Investing Activities from Continuing Operations

Net cash provided by investing activities for the nine months ended September 30, 2021, consisted primarily of the sale of the Front Yard common stock and the equity securities totaling $152.8 million offset by the purchase of securities of $97.0 million.

Financing Activities from Continuing Operations

Net cash used in financing activities for the nine months ended September 30, 2021, consisted primarily of funds borrowed and repaid under the Company's margin loan, cash used in the repurchase of the preferred shares in the Putnam Transaction and Wellington Agreement and shares withheld for taxes upon vesting of restricted stock. Net cash used in financing activities for the nine months ended September 30, 2020, primarily relates to shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.

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

Investment Risk Relating to Equity Securities

Our investments in Equity securities were concentrated in mortgage real estate investment trusts (“REITs”). These investments could exhibit volatility in prices due to, among other things, changes (or perceived changes) in interest rates, policy changes by government agencies, regulatory bodies, or the economy overall. There was also a risk that current management of any of these mortgage REITs would not anticipate, plan for or effectively navigate through potential changes in the market. Any of these factors would have had a material adverse impact on the value of the investments previously held by AAMC.

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

Our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Until we engage in a new business or business combination, we expect all or substantially all of our assets will be cash and governmental securities and this will adversely affect our results of operations

We expect all or substantially all of our assets will be invested in cash and government securities until we engage in a new business or complete a business combination. We have received, and expect to continue to receive, no or minimal interest income on these investments. As a result, until we engage in a new business or complete a business combination, we expect our expenses to significantly exceed our interest income.

We may be unable to establish new businesses and, even if we do establish new businesses, they may not be profitable.

We are currently exploring entering into a variety of new businesses. Until we engage in a new business, we expect our assets to be principally invested in cash and government securities. We may be unable to engage in new businesses or even if we engage in new businesses, they may not be profitable.

In establishing a new business, we are subject to all the risks associated with establishing new businesses. We need to be able to hire and retain quality personnel, compete with established companies and effectively market ourselves. We may be unable to successfully launch or profitably operate a new business.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

Appointment of General Counsel and Chief Compliance Officer

On September 20, 2021, Kevin Sullivan commenced employment with the Company as General Counsel and Chief Compliance Officer. Prior to joining the Company, Mr. Sullivan served as Vice President and Senior Counsel for Goldman Sachs & Co. LLC (“Goldman Sachs”) and Assistant Secretary of The Goldman Sachs Group Inc., the parent company of Goldman Sachs. During his more than 15 years at Goldman Sachs, Mr. Sullivan was responsible for advising Goldman Sachs in a multitude of areas, including financial reporting, disclosure and internal controls, corporate treasury, securities offerings, investor and media relations and investment banking. Prior to joining Goldman Sachs, Mr. Sullivan was an associate at Skadden, Arps, Slate, Meagher & Flom LLP in New York working in the corporate finance and mergers and acquisitions practice areas. Mr. Sullivan holds a J.D. from the University of Virginia School of Law and a B.A. from Amherst College.

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

Altisource Asset Management Corporation
Date:	November 15, 2021	By:	/s/	Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer

Date:	November 15, 2021	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer