Form 10-K
period 2021-12-31
Altisource Asset Management Corp
filed 2022-03-31
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $17.0 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2021 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 25, 2022, 2,061,411 shares of our common stock were outstanding (excluding 1,355,130 shares held as treasury stock).

Portions of the Registrant's definitive proxy statement relating to its 2022 annual meeting of shareholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant intends to file the 2022 Proxy Statement with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

Altisource Asset Management Corporation
December 31, 2021

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

~~•~~Our ability to develop and implement new businesses or, to the extent such businesses are developed, our ability to make them successful or sustain the performance of any such businesses;
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
•Our search for a permanent Chief Executive Officer;
•General economic and market conditions;
•The failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats; and
•The potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers.

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

ii

Part I
Item 1. Business

Our New Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and we commenced operations in December 2012. Our primary business was to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles. Our primary client was Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States.

On August 13, 2020, we entered into a Termination and Transition Agreement (the “Termination Agreement”) with Front Yard and Front Yard Residential L.P. (“FYR LP”) to terminate the Amended and Restated Asset Management Agreement, dated as of May 7, 2019 (the “Amended AMA”), by and among Front Yard, FYR LP and AAMC, and to provide for a transition plan to facilitate the internalization of Front Yard’s asset management function (the “Transition Plan”). The Termination Agreement was effective on December 31, 2020, the date that the parties mutually agreed that the Transition Plan had been satisfactorily completed (the “Termination Date”) and, the Amended AMA was terminated in its entirety.

As disclosed in our public filings, the Company’s prior business operations ceased in the first week of 2021. During 2021, the Company engaged in a comprehensive search to acquire an operating company with the proceeds received from the sale of its operations in accordance with the Termination Agreement. A range of industries were included in the search, including, but not limited to, real estate lending, cryptocurrency, block-chain technology and insurance operations. Outside professional firms, including among others, Cowen and Company, LLC, an investment bank, and Norton Rose Fulbright LLP, a global law practice, were engaged to provide due diligence, legal and valuation expertise to assist in our search.

Ultimately, in March 2022, AAMC determined to move forward with the newly created Alternative Lending Group (ALG) and grow organically and to pursue an opportunity related to Crypto ATMs.

With a capital commitment of $40 million to grow the operations of ALG, the Company intends to perform the following:

•Build out a niche origination platform as well as a loan acquisition team;
•Fund the originated or acquired alternative loans from a combination of Company equity and future lines of credit;
•Sell the originated and acquired alternative loans through forward commitment and repurchase contracts;
•Leverage senior management’s expertise in this space; and
•Utilize AAMC’s existing operations in India to drive controls and cost efficiencies.

The type of product we expect to originate or acquire are alternative loans that offer opportunities for rapid growth and allow us to tap into underserved markets. We intend to stay agile on the loan product mix, but we are currently focused on markets not addressed by banks, agency aggregators and most traditional lenders, including but not limited to:

•Transitional Loans: bridge loans on single family and commercial real estate;
•Ground-up Construction Loans: assisting developers in projects with the primary focus on workforce housing;
•Investor Loans: Non-agency loans on investment rental properties that are debt service coverage ratio type loans;
•Special Purpose Credit Programs: loans to extend special purpose credit to applicants who meet certain eligibility requirements such as credit assistance programs; and
•“Gig Economy” Loans: Loans to professionals, self-employed borrowers, start-up business owners lacking income documentation to qualify for Agency purchase.

In the near future, we expect our main business segment to be ALG, whose primary sources of income will be derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

In addition to ALG operations, AAMC will also invest capital into a Crypto ATM business through its Right of First Refusal Agreement with the cryptocurrency company, ForumPay, with the intent to deploy crypto enabled ATMs worldwide. The

Crypto ATMs using ForumPay's software will generally allow users to purchase multiple cryptocurrencies such as Bitcoin, Ethereum and Litecoin, using fiat currency, sell the same cryptocurrencies and eventually remit payments globally either in cryptocurrency or the local fiat currency. The Company will earn revenue by charging fees for utilizing the ATMs for exchange between cryptocurrency and local fiat currency.

The Right of First Refusal Agreement includes the following provisions:

•Co-marketing efforts between AAMC and ForumPay;
•ForumPay to provide advanced technology that includes:
◦Cash purchases of cryptocurrencies;
◦Cryptocurrency conversions to cash (in local currency);
◦Capacity to fund remittances to third parties (in crypto or local currencies); and
•AAMC will be responsible for ATM hardware, installation, maintenance, operation and insurance.

We will initially invest $2.0 million and plan to invest more as the opportunity warrants.

Environmental, Social and Governance

As AAMC is initiating new operations, its management team will assess its strategic and operational approach to environmental, social, and governance (“ESG”) matters in 2022 and execute on specific ESG initiatives, accordingly. AAMC’s corporate goal of investing in underserved markets is integrated with, and linked to, our approach to ESG matters at AAMC.

Human Capital Resources

As of December 31, 2021, AAMC employed 24 full-time employees, with plans to increase our headcount through the creation of alternative loan origination and acquisition teams. At this time, our employees are primarily based in the United States Virgin Islands and India. The retention of our employees and the ability to attract new employees are core to the sustainability and long-term success of AAMC and we will invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support AAMC’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.

Diversity, Equity, Inclusion, and Belonging
The Company believes in developing an atmosphere that fosters diversity, equity, inclusion, and belonging (“DEIB”). This mandate starts from the top with our Board of Directors all being persons of color. Our DEIB work is focused on 1) developing and executing programs and processes that increase the representation of female and racially diverse employees at all levels within the organization; and 2) investing in programs, training, and mentorship that contribute to an inclusive and equitable work environment for all our employees. Through our origination activities, we believe that we will have the opportunity to provide liquidity and capital through our assessment of underserved markets.

Competition

We will be subject to intense competition in acquiring, originating, and selling loans, the potential for initiating securitization transactions, and in other aspects of our business. Dependent upon the loan product niche as we expand, our potential competitors may include in varying degrees, commercial banks, mortgage REITs, regional and community banks, other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Some of our competitors have greater resources than us and we may not be able to compete successfully with them.

Federal and State Regulatory and Legislative Developments

Our new business will be affected by conditions in the housing, business-purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal and state legislative and regulatory developments, see the risk factor below under the heading “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future" in Part I, Item 1A of this Annual Report on Form 10-K.

Information Available on Our Website

Our website can be found at www.altisourceamc.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Department can be contacted at 5100 Tamarind Reef, Christiansted, USVI, 00820, Attn: Investor Relations, telephone 704-275-9113 or email ir@altisourceamc.com.

Certifications

Our Interim Chief Executive Officer and Chief Financial Officer have executed certifications dated March 31, 2022, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•Pursuant to Rule 13a-14 under the Exchange Act, our Interim Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and
•Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Many of these risks relate to our new businesses and will be increasingly critical as we invest additional funds in these businesses and acquire additional mortgage loans. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

We face a variety of risks that are substantial and inherent in our businesses. The following is a summary of some of the more important factors that could affect our businesses:

Market
•General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.
•Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.
•Unpredictability of the credit markets may restrict our access to capital and may make it difficult or impossible for us to obtain any required additional financing.
•The future development and growth of our crypto ATM business is subject to a variety of factors that are difficult to predict and evaluate. If the crypto business opportunities do not grow as we expect, our business, operating results, and financial condition could be adversely affected.
•Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic.

Operational
•We may not be successful in entering into new businesses and markets, which could adversely affect our business, results of operations and financial condition.
•Our use of leverage may expose us to substantial risks.
•Operational risks, including those associated with our business model, may disrupt our businesses, result in losses or limit our growth.
•We depend on key personnel to manage our business, and the loss of any key person’s services, combined with our inability to identify and retain a suitable replacement for such person, could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.
•Our inability to manage future growth effectively could have an adverse impact on our business, results of operations and financial condition.
•If we fail to develop, enhance and implement strategies to adapt to changing conditions in the real estate and capital markets, our business, results of operations and financial condition may be materially and adversely affected.

Investing
•The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.
•We may have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, climate change, or any other adverse event specific to those regions.
•The timing of credit losses can harm our economic returns.
•Our efforts to manage credit risks may fail.
•Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.
•Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.
•Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.
•Our growth may be limited if assets are not available or not available at attractive prices.
•We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

•The performance of the assets we own will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of loans, we own may be volatile.
•The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.
•Entering into hedging activities may subject us to increased regulation.
•Our results could be adversely affected by counterparty credit risk.

Internal
•We remain in outstanding litigation with one of the holders of our Series A Convertible Preferred Stock (“Series A Shares”) related to their purported notices under the Certificate of Designations of the Series A Shares (the “Certificate”) to redeem an aggregate of $144.2 million liquidation preference of our Series A Shares in March 2020. If we are required to pay damages or redeem a portion of their Series A Shares, it could materially and adversely affect our ongoing business and liquidity.
•We are subject to the risks of securities laws liability and related civil litigation.
•An unidentified material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.
•We may become subject to the requirements of the Investment Company Act, which would limit our business operations and require us to spend significant resources to comply with such act.
•Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.
•Our USVI operations may become subject to United States federal income taxation.
•Our cash balances are held at a number of financial institutions that expose us to their credit risk.
•Our failure to meet the continued listing requirements of the NYSE American could result in a delisting or a halt in the trading of our common stock.
•The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

RISKS RELATED TO OUR MARKET GENERALLY

General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (SFR), multifamily, and real estate markets, rising unemployment, rising government debt levels, changing expectations for, or the occurrence of, inflation and deflation, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the recent outbreak of hostilities between Russia and Ukraine).

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, including by reducing the fair value of many of our assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could also reduce the ability of borrowers to make interest payments or to refinance their loans.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business.

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the housing, business purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, and the participants in residential housing-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

Ultimately, we cannot assure you of the impact that governmental actions may have on our business or the financial markets and, in fact, they may adversely affect us, possibly materially. We cannot predict whether or when such actions may occur or what unintended or unanticipated impacts, if any, such actions could have on our business and financial results. Even after governmental actions have been taken and we believe we understand the impacts of those actions, prevailing interpretations may shift, or we may not be able to effectively respond to them so as to avoid a negative impact on our business or financial results.

Unpredictability of the credit markets may restrict our access to capital and may make it difficult or impossible for us to obtain any required additional financing.

We intend to borrow money from lenders to fund our origination and purchase of mortgage loans. The domestic and international credit markets can be unpredictable. In the event that we need additional capital for our business, we may have a difficult time obtaining it and/or the terms upon which we can obtain it may be unfavorable, which would have an adverse impact on our financial performance.

The future development and growth of our crypto ATM business is subject to a variety of factors that are difficult to predict and evaluate. If the crypto business opportunities do not grow as we expect, our business, operating results, and financial condition could be adversely affected.

Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate

We will need to be vigilant to protect against various operational risks and technical issues that could potentially result in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which would require resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of crypto may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.

Cryptocurrency is subject to an extensive and highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our ability to develop our Crypto ATM business.

The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic created economic and financial disruptions that have in the past adversely affected and may in the future adversely affect our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) higher cyber security, information security and operational risks; and (iv) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including defaults by consumers on loans and changes in consumer spending or borrowing patterns. Our ability to enter into new business, acquire new business, and grow new business has been materially impacted by COVID-19 and related governmental measures imposed to contain the virus, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by the pandemic continue, our ability to succeed at these new businesses could suffer materially.

Travel restrictions, the closure of non-essential businesses or shelter-in-place/stay-at-home orders may make it more difficult and costly for our business. This extended period of remote working by our employees may introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to COVID-19 or by failures of, or attacks on, their information systems and technology. Our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

RISKS RELATED TO OUR OPERATIONS

We may not be successful in entering into new businesses and markets, which could adversely affect our business, results of operations and financial condition.

Our new strategy focuses on the purchase and origination of mortgage loans. Given our focus across the real estate industry, these initiatives could increase our costs and expose us to new market risks and legal and regulatory requirements. These loans have different economic structures than our previous businesses and will require different strategies and policies and procedures. These activities also may impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

The success of our growth strategy will depend on, among other things:

•Our ability to correctly originate and purchase mortgage loans that appeal to end investors;
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

We are also entering into a new Crypto ATM business. We may not be successful in this new business and even if we do succeed in creating revenues in these businesses, they may not be profitable.

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an origination team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex and we may encounter unexpected difficulties or incur unexpected costs.

In addition, if a new business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with our counterparties in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges.

Our use of leverage may expose us to substantial risks.

We intend to use indebtedness as a means to finance our future business operations, which will expose us to the risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our new business. There is no guarantee that such institutions will extend credit to us or that we will be able to refinance any new obligations when they mature. As borrowings under any future credit facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce dividends to our stockholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.

Operational risks, including those associated with our business model, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, information and other data processing systems. We may face various security threats, including cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company.

There may be an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative lender, we hold an amount of confidential and sensitive information about our borrowers, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach, online extortion attempt, or disruption with respect to this information resulting from an attack by computer hackers, foreign governments, cyber extortionists or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. In many cases, we have to rely on the controls and safeguards put in place by our suppliers, contractors, investors and other third parties to defend against, respond to, and report these attacks.

We depend on key personnel to manage our business, and the loss of any key person’s services, combined with our inability to identify and retain a suitable replacement for such person, could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

Our success is largely dependent on the skills, experience, and performance of our key personnel. The business acumen, expertise, and business relationships of our key personnel are critical elements in developing our new businesses. Financial services professionals are in high demand, and we face significant competition for qualified employees. The loss of services of any of our key personnel for any reason, combined with our inability to identify and retain a suitable replacement for such person, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, to retain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

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

RISKS RELATED TO OUR INVESTING STRATEGY

The nature of the assets we hold and the expected investments we make could potentially expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of business purpose and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents and/or elevated delinquencies associated with single- and multifamily rental housing; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

Credit losses on business purpose and multifamily real estate loans can occur for many of the reasons noted above. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties.

For loans we own directly, we will most likely be in a position to incur credit losses - should they occur - only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

Additionally, loans to small, privately owned businesses such as borrowers from our business purpose loan origination platforms involve a high degree of business and financial risk. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. These factors may have an impact on loans involving such businesses, and can result in substantial losses, which in turn could have a material and adverse effect on our business, results of operations and financial condition.

We may have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, climate change, or any other adverse event specific to those regions.

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of multifamily properties in that market. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate loans we may hold with properties in those regions. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in northern and southern California have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from real estate loans, investments, and securities. If unanticipated losses occur within the first few years after a loan is originated, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or rental obligations, or ability for borrowers or tenants to get relief through forbearance, bankruptcy or other avenues.

Our efforts to manage credit risks may fail.

We will attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of reserves that we establish may prove to be insufficient, which would negatively impact our financial results and would result in decreased earnings. In addition, cash and other capital we hold to help us manage credit and other risks and liquidity issues may prove to be insufficient. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, asset fair values, access to short-term borrowings, and ability to finance assets.

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, and other laws may exacerbate loan or investment losses. In most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts could increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Multifamily and business purpose loans we are to own could be subject to similar risks as those described above and could likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers have been negatively impacted by the pandemic and do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans we own will likely be impaired, potentially materially. Moreover, to the extent the economic impact of any such pandemic impacts local, regional or national economic conditions, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans we own, potentially materially.

Additionally, a significant amount of the business purpose loans that we own are short-term bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. Because these properties are generally not income producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, or maturity extensions as a result of being negatively impacted by the pandemic. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans we own, potentially materially.

Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the real estate loans we own are affected by the rate of prepayment of the mortgage loans. Prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we will estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

Some of the business purpose loans we originate or hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a business purpose loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We may seek to hedge some but not all interest rate risks. Our hedging may not work effectively and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Some of the loans we may own or acquire may have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these loans. We also may acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer-term investment. We may fund assets with a combination of equity, fixed rate debt and adjustable rate debt. To the extent we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with hedges such as interest rate agreements and other derivatives and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally will reduce the fair value of many of our assets. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, warfare (including the recent outbreak of hostilities between Russia and Ukraine), economic and international trade conflicts or sanctions, the change in the U.S. presidential administration and political makeup of the Congress, or changes in the credit rating of the U.S. government; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest the proceeds from principal repayments we receive on our existing loans and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our business purpose loan origination platform).

We originate business purpose loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors, which would likely reduce the volume of these types of loans that we originate.

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we are currently planning to make. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than management’s current strategy. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of loans, we own may be volatile.

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans. Changes in the credit performance of, or the prepayments on, these real estate loans, and changes in interest rates impact the cash flows on these loans, and the impact could be significant for our loans with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business depends on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the sale of a pool of mortgage loans we intend to generally fund those mortgage loans through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. To the extent our business calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. It is also possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans, in which case funds we had planned to be able to access may not be available to us.

Entering into hedging activities may subject us to increased regulation.

Under the Dodd-Frank Act, there is increased regulation of companies that enter into interest rate hedging agreements and other hedging instruments and derivatives. This increased regulation could result in us being required to register and be regulated as a commodity pool operator or a commodity trading advisor. If we are not able to maintain an exemption from these regulations, it could have a negative impact on our business or financial results. Moreover, rules requiring central clearing of certain interest rate swap and other transactions, as well as rules relating to margin and capital requirements for swap transactions and regulated participants in the swap markets, as well as other swap market regulatory reforms, may increase the cost or decrease the availability to us of hedging transactions.

Our results could be adversely affected by counterparty credit risk.

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. The economic impact of the pandemic and the associated volatility in the financial markets has at times triggered, and is likely to trigger additional periods of economic slowdown or recession, and such conditions could jeopardize the solvency of counterparties with which we do business. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We will attempt to diversify our counterparty exposure, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

SPECIFIC RISKS RELATING TO US

We remain in outstanding litigation with one of the holders of our Series A Convertible Preferred Stock (“Series A Shares”) related to their purported notices under the Certificate of Designations of the Series A Shares (the “Certificate”) to redeem an aggregate of $144.2 million liquidation preference of our Series A Shares in March 2020. If we are required to pay damages or redeem a portion of their Series A Shares, it could materially and adversely affect our ongoing business and liquidity.

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

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the actions set forth in “Note 7-Commitments and contingencies.” There can be no assurance that any settlement or liabilities in any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. The range of possible resolutions for any potential legal actions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The ramifications of becoming an investment company, both in terms of the restrictions it would have on us and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited

Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.

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

Changes to U.S. or state tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition. Further, we are subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition.

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

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2021, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits.

Our failure to meet the continued listing requirements of the NYSE American could result in a delisting or a halt in the trading of our common stock.

We must continue to satisfy the NYSE American’s continued listing requirements. If we fail to satisfy the continued listing requirements of the NYSE American, the NYSE American may take steps to delist our common stock or halt the trading of our common stock. Such a delisting or trading halt would likely have a negative effect on the price of our common stock and would impair a shareholder's ability to sell or purchase our common stock when they wish to do so. We cannot assure the shareholders that we will continue to meet the existing listing requirements of the NYSE American because some of the requirements, like the number of shareholders and the trading price of our common stock, are outside of our control.

On November 30, 2021, the NYSE American halted trading in our common stock. Although the NYSE American allowed trading to resume on March 21, 2022, shareholders were unable to trade our common stock while the trading halt was in place. Any further trading halt would prevent shareholders from selling the stock until the trading halt is lifted and the trading price may be adversely affected if trading in the stock begins again.

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

The market prices of securities of alternative lenders have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have an office in Bengaluru, India. For more information, please see Note 6 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Item 3. Legal proceedings

We are involved in a number of judicial and legal proceedings concerning matters arising in connection with the conduct of our businesses. Given the range of litigations and arbitrations presently in process, our litigation expenses may remain high. Refer to Note 1 and Note 7 to our consolidated financial statements.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE American under the symbol “AAMC” since December 13, 2013. The following table sets forth the high and low close of day sales prices for our common stock as reported by the NYSE for the periods indicated:

	2021		2020
Quarter ended	High	Low	High	Low
March 31	$27.73	$16.68	$28.58	$10.56
June 30	20.36	15.86	20.51	12.17
September 30	28.98	12.82	23.70	12.51
December 31	26.41	17.90	23.90	19.50

Holders

The number of holders of record of our common stock as of March 25, 2022 was 45. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 9 of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2021 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2021.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. At December 31, 2021, we have approximately $31.3 million remaining that is authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2021.

We did not repurchase any shares of common stock pursuant to our share repurchase plan during the year ended December 31, 2021.

The following table summarizes the common stock reacquired to satisfy the tax withholding on equity awards:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through June 30, 2021 (1)	34,625	$23.48	—	—
Total	34,625	$23.48	—
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

On August 13, 2020, we entered into the Termination Agreement with Front Yard to terminate the Amended AMA, by and among Front Yard, FYR LP and AAMC, and to provide for a Transition Plan, amongst the parties. In connection with the termination of the Amended AMA and subsequent sale of the Disposal Group, we reclassified the Disposal Group activity as a discontinued operations effective as of the end of the third quarter of 2020. The Termination Agreement was effective on December 31, 2020, the date that the parties mutually agreed that the Transition Plan had been satisfactorily completed and, the Amended AMA was terminated in its entirety, with the closing.

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

Management Overview and New Business

During 2021, the Company engaged in a comprehensive search to acquire an operating company with the proceeds received from the sale of its operations in accordance with the Termination Agreement. A range of industries were included in the search, including, but not limited to, real estate lending, cryptocurrency, block-chain technology and insurance operations. Outside professional firms, including among others, Cowen and Company, LLC, an investment bank, and Norton Rose Fulbright LLP, a global law practice, were engaged to provide due diligence, legal and valuation expertise to assist in our search.

On an interim basis in 2021, the Company invested in REIT equity securities to provide both dividend income and trading gains and generate portfolio income as the Company had no on-going operations.

Ultimately, in March 2022, AAMC determined to move forward with the newly created Alternative Lending Group (ALG) and grow organically and to pursue an opportunity related to Crypto ATMs.

With a capital commitment of $40 million to grow the operations of ALG, the Company intends to perform the following:

•Build out a niche origination platform as well as a loan acquisition team;
•Fund the originated or acquired alternative loans from a combination of Company equity and future lines of credit;
•Sell the originated and acquired alternative loans through forward commitment and repurchase contracts;
•Leverage senior management’s expertise in this space; and
•Utilize AAMC’s existing operations in India to drive controls and cost efficiencies.

The type of product we expect to originate or acquire are alternative loans that offer opportunities for rapid growth and allow us to tap into under-served markets. We intend to stay agile on the loan product mix, but we are currently focused on markets not addressed by banks, agency aggregators and most traditional lenders, including but not limited to:

•Transitional Loans: bridge loans on single family and commercial real estate;
•Ground-up Construction Loans: assisting developers in projects with the primary focus on workforce housing;
•Investor Loans: Non-agency loans on investment rental properties that are debt service coverage ratio type loans;
•Special Purpose Credit Programs: loans to extend special purpose credit to applicants who meet certain eligibility requirements such as credit assistance programs; and
•“Gig Economy” Loans: Loans to professionals, self-employed borrowers, start-up business owners lacking income documentation to qualify for Agency purchase.

In the near future, we expect our main business segment to be ALG, whose primary sources of income will be derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

In addition to ALG operations, AAMC will also invest capital into a Crypto ATM business through its Right of First Refusal Agreement with the cryptocurrency company, ForumPay with the intent to deploy cryptoenabled ATMs worldwide. The Crypto ATMs using ForumPay's software will generally allow users to purchase multiple cryptocurrencies such as Bitcoin, Ethereum and Litecoin, using fiat currency, sell the same cryptocurrencies and eventually remit payments globally either in cryptocurrency or the local fiat currency.

The Right of First Refusal Agreement includes the following provisions:

•Co-marketing efforts between AAMC and ForumPay;
•ForumPay to provide advanced technology that includes:
◦Cash purchases of cryptocurrencies;
◦Cryptocurrency conversions to cash (in local currency);
◦Capacity to fund remittances to third parties (in crypto or local currencies); and
•AAMC will be responsible for ATM hardware, installation, maintenance, operation and insurance.

We will initially invest $2.0 million and plan to invest more as the opportunity warrants.

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

Metrics Affecting Our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses and acquisition charges. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our

Directors. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and the subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies.

Other Income

Other income primarily relates to income generated from marketable securities acquired and sold by the Company either through the Front Yard transaction, primarily in 2020 or on the public market in 2021.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the years ended December 31, 2021 and 2020. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2020 and 2019, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

Fiscal Year ended December 31, 2021 Compared to Fiscal Year ended December 31, 2020

Salaries and Employee Benefits

Salaries and employee benefits decreased to $5.6 million from $12.0 million for the years ended December 31, 2021 and 2020, respectively. This decrease is primarily due to lower expenses after the sale of Front Yard and adjustments to expense based on the executive departures and the terms of their respective employment agreement which require repayment of previously paid bonuses and forfeiture of restricted stock.

Legal, Acquisition and Professional Fees

Legal fees increased to $6.9 million from $4.7 million for the years ended December 31, 2021 and 2020, respectively. This increase is primarily due to an increase in legal and consulting fees related to the Luxor litigation and employment issues. We incurred $3.9 million as acquisition costs in 2021, primarily investment banks and the associated legal support for the assessment and development of merger and acquisition candidates. Professional fees stayed constant at $1.5 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses increased to $2.6 million from $2.3 million for the years ended December 31, 2021 and 2020, respectively, attributable to an increase in software license fees, restricted stock expense, and insurance cost, offset by decreased travel expenses and lease expense.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.1 million compared to $6.3 million during the years ended December 31, 2021 and 2020, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported on the New York Stock Exchange. Upon closing of the Front Yard merger, the Company received cash in exchange for shares held.

Dividend and Gain on Sale Income

Dividend income was $3.1 million for the year ended December 31, 2021 on REIT equity securities. No dividends for equity securities were received in 2020, because no REIT equity securities were held during that period. The increase in equity security dividends is due to dividends declared on equity securities acquired during the 2021 reporting periods. Dividends recognized on shares of Front Yard common stock were zero and $0.2 million for the years ending December 31, 2021 and 2020.

The REIT equity securities were purchased and sold in 2021 for a realized gain of $8.3 million. No gains were recognized in 2020, because no REIT equity securities were held during the period.

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

We had no results from discontinued operations, outside of Front Yard, for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $78.3 million compared to $41.6 million as of December 31, 2020. The increase in cash and cash equivalents in 2021 was primarily due to the receipt of the cash consideration component of the Termination Fee related to Discontinued Operations. At December 31, 2021, we held no Front Yard common stock. We are developing new sources of income through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

As referred to in Note 1 in our consolidated financial statements, the Company has settled with certain owners of its Series A Shares which has reduced the outstanding balance from $250 million to approximately $144 million. The remaining outstanding Series A Shares are owned by Luxor in which we are currently in litigation over various claims.

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

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows from continuing and discontinued operations for the periods indicated ($ in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities from continuing operations	$(23,115)	$(19,192)
Net cash from (used in) investing activities from continuing operations	58,396	(86)
Net cash from (used in) financing activities from continuing operations	(4,884)	713
Total cash flows relating to continuing operations	$30,397	$(18,565)

Net cash from operating activities from discontinued operations	$5,439	$37,798
Net cash from investing activities from discontinued operations	511	3,643
Net cash from (used in) financing activities from discontinued operations	80	(1,010)
Total cash flows relating to discontinued operations	$6,030	$40,431

Continuing Operations
Operating Activities From Continuing Operations
During 2021, the change in cash flows used in operating activities for continuing operations, compared to 2020, was primarily attributable to ongoing salaries and benefits, payment of annual incentive compensation, dividend income, gain on securities and general corporate expenses in excess of revenues, respectively.

Investing Activities From Continuing Operations
The change in cash flows from investing activities for continuing operations for the year ended December 31, 2021 compared to 2020 consisted of dividends received on equity securities and net proceeds of sales of securities.

Financing Activities From Continuing Operations
Net cash used in financing activities during the year ended December 31, 2021 primarily relates conversion of preferred stock and intercompany transactions with the disposal group and by shares withheld for taxes upon vesting of restricted stock. Net cash from financing activities for the year ended December 31, 2020 primarily relates to intercompany transactions with the disposal group offset by shares withheld for taxes upon vesting of restricted stock.

Discontinued Operations
During 2021, the cash flows from discontinued operations were due to the termination of the Amended AMA with Front Yard and the related cash receipts from the disposal group. See Note 3 to our accompanying consolidated financial statements for further information regarding cash flows from discontinued operations.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2021 or 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on Internal Control over Financial Reporting

We have audited Altisource Asset Management Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altisource Asset Management Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Altisource Asset Management Corporation as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes and our report dated March 31, 2022 expressed an unqualified opinion thereon.

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
March 31, 2022

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

The following information is being included in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.

On March 30, 2022, the Board of Directors (the “Board”) of the Company extended the term of Thomas McCarthy’s employment as interim Chief Executive Officer to the earlier of May 31, 2022 or until a permanent Chief Executive Officer is appointed. In connection with the extension, the Company and Mr. McCarthy amended the employment agreement dated August 16, 2021, as amended December 30, 2021 (the “Employment Agreement”) to reflect the extension. The remaining terms of Mr. McCarthy’s Employment Agreement remain the same.

Part III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2021. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1*	Description of Registrant's Securities.
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.7*†	Employment Agreement of Thomas K. McCarthy, dated as of August 16, 2021, as amended on December 30, 2021.
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.9†	Employment Agreement of Stephen R. Krallman, dated as of May 24, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2021).
10.10†	Employment Agreement of Jason Kopcak, dated as of March 16, 2022. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2022.)
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
10.12
Settlement Agreement dated as of August 27, 2021, between Altisource Asset Management Corporation and Ithan Creek Master Investors (Cayman) L.P., Bay Pond Investors (Bermuda) L.P., Bay Pond Partners, L.P. and Wellington Management Company LLP (together, the “Wellington Parties”). (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.13*†	Amendment dated March 30, 2022 to the Employment Agreement of Thomas K. McCarthy, dated August 16, 2021, as amended on December 20, 2021.
21*	Schedule of Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

Exhibit Number	Description
31.1*	Certification of Interim CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Interim CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	March 31, 2022	By:	/s/ Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer

Date:	March 31, 2022	By:	/s/ Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas K. McCarthy and Stephen Ramiro Krallman each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ John P. de Jongh, Jr.	Director	March 31, 2022
John P. de Jongh, Jr.

/s/ Ricardo C. Byrd	Director	March 31, 2022
Ricardo C. Byrd

/s/ John A. Engerman	Director	March 31, 2022
John A. Engerman

/s/ Thomas K. McCarthy	Interim Chief Executive Officer	March 31, 2022
Thomas K. McCarthy

/s/ Stephen Ramiro Krallman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Stephen Ramiro Krallman

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 31, 2022 expressed an unqualified opinion thereon.

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

Series A Preferred Shares
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company had $250 million of Series A Preferred Shares (“Series A Shares”) outstanding at December 31, 2020 that are presented on the consolidated balance sheet as mezzanine equity. In February 2020, the Company received notices from holders of the Series A Shares requesting the Company to redeem an aggregate of $250 million liquidation preference of such shares on March 15, 2020. The Company does not believe it is obligated to redeem any of the Series A Shares because the Company did not have legally available funds to do so at March 15, 2020. During the year ended December 31, 2021, the Company settled $100 million (100,000 shares) of the Series A Shares through settlement agreements with two Preferred shareholders. As of December 31, 2021, the Company has $150 million of Series A Shares outstanding, which is presented on the consolidated balance sheet as mezzanine equity.

The Company’s legal determination and evaluation of the redemption rights of the investors based on the liquidity and financial position of the Company and the terms of the Series A Preferred Share Agreement required significant management judgment and an increased audit effort. Given the judgment needed to legally evaluate and determine conclusions related to the investor redemption rights, any default and remedy provisions or lack thereof, and evaluate the liquidity and financial position of the Company, auditing the $150 million outstanding Series A Preferred Shares involved especially challenging and complex judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s accounting treatment and disclosures for the Series A Shares. For example, we tested controls over management’s review of the terms of the Series A Preferred Share Agreement and Series A Shares Settlement Agreements, including redemption rights related to the Series A Shares.

Our testing of the Company’s accounting for and disclosures related to the Series A Shares included, among others, reading the terms of the Series A Preferred Share Agreement and Series A Shares Settlement Agreements, including those covering the right to redemption, any event of default or remedy provisions or lack thereof, and provisions related to the Company’s liquidity and financial position. We inspected copies of the redemption notices received by the Company related to the Series A Shares. We requested and received internal and external legal counsel letters and obtained representations from the Company with respect to their conclusions for the accounting for and the presentation of the matter. We also evaluated the adequacy of the disclosures included in the financial statements regarding the Series A Preferred Shares.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
March 31, 2022

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$78,349	$41,623
Front Yard common stock, at fair value	—	47,355
Receivable from Front Yard	—	3,414
Prepaid expenses and other assets	1,837	3,328
Current assets held for sale	—	894
Total current assets	80,186	96,614

Non-current assets:
Right-of-use lease assets	825	656
Other non-current assets	465	503
Non-current assets held for sale	—	1,979
Total non-current assets	1,290	3,138
Total assets	$81,476	$99,752

Current liabilities:
Accrued salaries and employee benefits	$983	$2,539
Accounts payable and accrued liabilities	3,465	9,152
Short-term lease liabilities	139	75
Current liabilities held for sale	—	1,338
Total current liabilities	4,587	13,104

Non-current liabilities
Long-term lease liabilities	720	600
Other non-current liabilities	2,697	1,027
Non-current liabilities held for sale	—	1,599
Total non-current liabilities	3,417	3,226
Total liabilities	8,004	16,330

Commitments and contingencies (Note 7)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares issued as of December 31, 2021 and December 31, 2020. 150,000 shares outstanding and $150,000 redemption value as of December 31, 2021 and 250,000 shares outstanding and $250,000 redemption value as of December 31, 2020.	150,000	250,000

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of December 31, 2021 and 2,966,207 and 1,650,212 shares issued and outstanding, respectively, as of December 31, 2020.	34	30
Additional paid-in capital	143,523	46,574
Retained earnings	57,450	63,426
Accumulated other comprehensive income (loss)	54	(65)
Treasury stock, at cost, 1,360,980 shares as of December 31, 2021 and 1,315,995 shares as of December 31, 2020.	(277,589)	(276,543)
Total stockholders' deficit	(76,528)	(166,578)
Total liabilities and equity	$81,476	$99,752

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Expenses:
Salaries and employee benefits	$5,635	$11,977
Legal fees	6,885	4,748
Professional fees	1,531	1,457
General and administrative	2,633	2,328
Acquisition charges	3,908	—
Total expenses	20,592	20,510

Other income:
Change in fair value of Front Yard common stock	146	6,270
Dividend income on Front Yard common stock	—	244
Dividend income	3,061	—
Gain on sale of equity securities	8,347	—
Interest expense	(60)	—
Other income	154	45
Total other income	11,648	6,559

Net loss from continuing operations before income taxes	(8,944)	(13,951)
Income tax expense	3,273	769
Net loss from continuing operations	(12,217)	(14,720)

Discontinued Operations:
Income from operations related to Front Yard, net of tax	—	54,643
Gain (loss) on disposal of operation related to Front Yard	7,485	(102)
Income tax expense related to disposal	1,272	—
Net gain on discontinued operations	6,213	54,541

Net income (loss)	(6,004)	39,821
Amortization of preferred stock issuance costs	—	(42)
Net income (loss) attributable to common stockholders	$(6,004)	$39,779

Continuing operations earnings per share
Net loss from continuing operations	(12,217)	(14,720)
Reverse amortization of preferred stock issuance costs	—	42
Gain on preferred stock transaction	87,961	—
Numerator for earnings per share from continuing operations	$75,744	$(14,678)

Discontinued operations earnings per share
Net income from discontinued operations	$6,213	$54,541

Earnings (loss) per share of common stock – basic:
Continuing operations – basic	$37.83	$(9.05)
See accompanying notes to consolidated financial statements.

Discontinued operations – basic	3.11	33.43
Earnings (loss) per basic common share	$40.94	$24.38
Weighted average common stock outstanding – basic	2,002,111	1,631,326

Earnings (loss) per share of common stock – diluted:
Continuing operations – diluted	$35.03	$(9.05)
Discontinued operations – diluted	2.87	33.43
Earnings (loss) per diluted common share	$37.90	$24.38
Weighted average common stock outstanding – diluted	2,162,378	1,631,326

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2021	2020
Net income (loss)	$(6,004)	$39,821
Other comprehensive loss:
Currency translation adjustments, net	(6)	(32)
Total other comprehensive loss	(6)	(32)

Comprehensive income (loss)	$(6,010)	$39,789

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2019	2,897,177	$29	$44,646	$23,662	$(33)	$(276,232)	$(207,928)
Common shares issued under share-based compensation plans, net of employee tax withholdings	69,030	1	13	—	—	—	14
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(311)	(311)
Amortization of preferred stock issuance costs	—	—	—	(42)	—	—	(42)
Share-based compensation	—	—	1,915	—	—	—	1,915
Currency translation adjustments, net	—	—	—	—	(32)	—	(32)
Other - disposition				(15)			(15)
Net income	—	—	—	39,821	—	—	39,821
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of employee tax withholdings	162,051	2	(2)	—	—	(800)	(800)
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(27)	(27)
Share-based compensation, net of tax	—	—	1,939	—	—	(219)	1,720
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Acquisition and disposition of subsidiaries	—	—	—	28	125	—	153
Preferred stock conversion	288,283	2	95,012	—	—	—	95,014
Net income	—	—	—	(6,004)	—	—	(6,004)
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)
See accompanying notes to consolidated financial statements.

	Year ended December 31,
	2021	2020
Operating activities:
Net income (loss)	$(6,004)	$39,821
Less: Income from discontinued operations, net of tax	6,213	54,541
Loss from continuing operations	(12,217)	(14,720)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used in) operating activities:
Change in fair value of Front Yard common stock	(146)	(6,270)
Share-based compensation	1,939	1,915
Depreciation	309	354
Amortization of operating lease right-of-use assets	139	76
Dividend income	(3,061)	—
Gain on securities	(8,347)	—
Changes in operating assets and liabilities, net of effects from discontinued operations:
Receivable from Front Yard	3,414	1,600
Prepaid expenses and other assets	56	(2,477)
Other non-current assets	1,553	699
Accrued salaries and employee benefits	(1,544)	(1,206)
Accounts payable and accrued liabilities	(7,064)	(119)
Other non-current liabilities and operating lease liabilities	1,854	956
Net cash used in continuing operations	(23,115)	(19,192)
Net cash from discontinued operations	5,439	37,798
Net cash from (used in) operating activities	(17,676)	18,606
Investing activities:
Purchases of securities	(96,950)	—
Dividends received	3,061	—
Proceeds from sale of interest in equity securities	152,796	—
Investment in property and equipment	(511)	(86)
Net cash from (used in) continuing operations	58,396	(86)
Net cash from discontinued operations	511	3,643
Net cash from investing activities	58,907	3,557
Financing activities:
Proceeds from borrowed funds	28,549	—
Repayment of borrowed funds	(28,549)	—
Conversion of preferred stock	(3,763)	—
Proceeds and payment of tax withholding on exercise of stock options, net	5	14
Shares withheld for taxes upon vesting of restricted stock	(1,046)	(311)
Net receipts (payment) from subsidiaries included in disposal group	(80)	1,010
Net cash from (used in) continuing operations	(4,884)	713
Net cash from (used in) discontinued operations	80	(1,010)
Net cash used in financing activities	(4,804)	(297)
Net change in cash and cash equivalents	36,427	21,866
Effect of exchange rate changes on cash and cash equivalents	115	(24)
Consolidated cash and cash equivalents, beginning of period	41,807	19,965
Consolidated cash and cash equivalents, end of the period	$78,349	$41,807

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year ended December 31,
	2021	2020
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$60	$—
Income taxes paid	2,103	428
Right-of-use lease assets recognized - operating leases	308	—

Reconciliation of cash and cash equivalents to consolidated balance sheets:
Cash and cash equivalents	$78,349	$41,623
Cash and cash equivalents included in assets of discontinued operations	—	184
Consolidated cash and cash equivalents	78,349	41,807
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2021

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012.

In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles. Our primary client was Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. Our primary business prior to December 31, 2021 was to provide asset management and certain corporate governance services to institutional investors.

On August 13, 2020, we entered into a Termination and Transition Agreement (the “Termination Agreement”) with Front Yard and Front Yard Residential L.P. (“FYR LP”) to terminate the Amended and Restated Asset Management Agreement, dated as of May 7, 2019 (the “Amended AMA”), by and among Front Yard, FYR LP and AAMC, and to provide for a transition plan to facilitate the internalization of Front Yard’s asset management function (the “Transition Plan”). The Termination Agreement was effective on December 31, 2020, the date that the parties mutually agreed that the Transition Plan had been satisfactorily completed (the “Termination Date”) and the Amended AMA was terminated in its entirety. For further information, please see Note 3 Related Parties

Upon the Company’s prior business operations with Front Yard ceasing the first week of 2021, AAMC began a comprehensive search in 2021 to acquire an operating company with the proceeds received from the sale of its operations via the Termination Agreement. We are in the process of establishing and launching multiple new lines of business, a short-term investor loan aggregation and origination business and establishment of strategic relationships with real estate loan originators. These business lines leverage our history and experience in asset management, real estate investing and real estate operations. We have taken steps to reduce our annual operating expenses, including reductions in our physical office footprint and the optimization of our workforce. Though our potential new businesses are in the development stage, we expect that they will include asset management services, investments in real estate related assets or other businesses that will be augmented by our past experience.

For further information, please see Note 14 - Subsequent Events.

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

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

Redeemable Preferred Stock

Series A Convertible Preferred Stock in 2014 Private Placement

Issuance

During the first quarter of 2014, AAMC issued 250,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”) for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we had the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 through March 15, 2040 with a final mandatory redemption date on March 15, 2044. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the shares of Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds as of the redemption date to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years through March 15, 2040 until the mandatory redemption date in 2044. If we are required to redeem all of a holder’s Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of legally available funds therefore. Due to the redemption provisions of the Series A Preferred Stock, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

Between January 31, 2020 and February 3, 2020, we received purported notices from all of the holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We did not have legally available funds to redeem all of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we were obligated to redeem any of the Series A Shares under the Certificate.

Current Litigation

–AAMC (plaintiff) v. Luxor (defendant)

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix, against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate. Pursuant to the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC seeks a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor has removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court of the Virgin Islands, Division of St. Croix. That motion is fully briefed and pending decision. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. That motion has been fully briefed and submitted to the Court as of July 29, 2020.

–Luxor (plaintiff) v. AAMC (defendant)

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

–Luxor Books and Records Demand

On April 26, 2021, Luxor, sent a letter to the Company demanding, under the common law of the USVI, the right to inspect certain books and records of the Company (the “Demand”). According to Luxor, the purpose of the Demand is to investigate whether the Company’s Board of Directors may have considered or engaged in transactions with or at the direction of a significant shareholder of the Company or whether the Company’s Board of Directors and/or Company management may have mismanaged the Company or engaged in wrongdoing, may not have properly discharged their fiduciary duties, or may have conflicts of interest. Luxor further alleges that it seeks an inspection of the Company books and records to determine whether the current directors should continue to serve on the Company’s board or whether a derivative suit should be filed.

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

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected

Settlement Activities

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

On August 27, 2021, the Company entered into a settlement agreement (the “Wellington Agreement”) with certain funds managed by Wellington Management Company LLP (collectively, “Wellington”). Under the Wellington Agreement, the Company agreed to pay Wellington $2,093,000 in exchange for 18,200 Series A Shares ($18.2 million of liquidation preference) held by Wellington, and in return Wellington agreed to release AAMC from all claims related to the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $16.1 million gain.

Subsequent to year end, on January 6, 2022, the Company entered into a settlement agreement dated as of January 6, 2022 (the "Settlement Agreement") with two institutional investors. Under the Settlement Agreement, the Company has agreed to pay the institutional investors approximately $665 thousand in cash in exchange for 5,788 Series A shares ($5.79 million of liquidation preference) held by the institutional investors. As a result of this settlement, the Company estimates that it will recognize a gain of approximately $5.1 million to Additional paid in capital in the first quarter of 2022.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2021 and 2020, we had 1,200 and 1,100 and shares outstanding, respectively, and we included the redemption value of these shares of and $12,000 and $11,000 respectively, within accounts payable and accrued liabilities in our consolidated balance sheets. In January 2021, our Board of Directors declared and paid an aggregate of $1.6 million (in relation to the 2020 fiscal year) of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our condensed consolidated statements of operations.

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We adopted this standard as of January 1, 2019 when the standard became effective and was required to be adopted. Consistent with the standard, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting not to separate the lease and non-lease components, including common area maintenance, property taxes and insurance on our office leases that is paid along with rents. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception. Upon our adoption of this standard, we recognized operating lease right-of-use assets of $2.8 million, lease liabilities of $2.8 million and a cumulative-effect adjustment to retained earnings of $(0.1) million. We have also provided the required incremental disclosures about our leasing activities on a prospective basis in Note 6.

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

Recent accounting pronouncements pending adoption not discussed above or in the 2020 Form 10-K are either not applicable or will not have, or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the years ended December 31, 2021 or 2020.

Earnings per share

Basic earnings per share is computed by dividing net income or loss, less amortization of preferred stock issuance costs, by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average common stock outstanding for the period plus the dilutive effect of (i) stock options and restricted stock outstanding using the treasury stock method and (ii) Series A Preferred Stock using the if-converted method. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating. Any gain on settlement of preferred shares, which is recorded directly to equity, is included in the numerators for our earnings per share calculations.

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

Front Yard common stock

The shares of Front Yard common stock that we held was reported at fair value based on unadjusted quoted market prices in active markets. Changes in the fair value of Front Yard common stock are recognized through net income. We held no Front Yard common stock as of January 12, 2021.

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

We lease office space under two operating leases. Our office leases are generally for terms of one to five years and typically include renewal options, which we consider when determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

Other non-current assets

Other non-current assets includes leasehold improvements; furniture, fixtures and equipment; deferred tax assets and miscellaneous other assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

Assets and liabilities held for sale

Assets and liabilities held for sale in 2020 represent the disposal group held at the lower of cost or fair value less estimated costs to sell. The Company had no assets and liabilities for sale in 2021. See Note 3 for further information on Discontinued Operations.

Revenue recognition

Under the Amended AMA, we administered certain of Front Yard's business activities and day-to-day operations and provided corporate governance services to Front Yard. Base Management Fees were earned by us ratably throughout the applicable quarter and are initially based on Front Yard's Adjusted AFFO (as defined in the Amended AMA), subject to a minimum amount and certain potential adjustments. See Note 8 for further information on the asset management agreements with Front Yard.

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

3. Discontinued Operations

Our primary client prior to December 31, 2020 had been Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States. All of our revenue for all periods presented prior to December 31, 2021 was generated through our asset management agreements with Front Yard.

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
•On the Termination Date, in satisfaction of the amounts payable in Front Yard stock, we received (2,923,166) shares of Front Yard common stock. We recorded a nominal gain on the shares received.
•On the Termination Date, AAMC assigned its office lease in Charlotte, North Carolina. Certain assets related to the lease, primarily office and employee-related equipment were written off, none of which were individually material, and were recorded through other income (loss) in the Consolidated Statements of Income.
•AAMC and Front Yard completed the transition contemplated by the Termination and Transition Agreement, dated August 13, 2020.

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

We have concluded that the Transferred Assets meets the held-for-sale criteria and have therefore classified the Transferred Assets as held for sale on our condensed consolidated balance sheet at December 31, 2020. The termination of the Amended AMA and the sale of the Transferred Assets also represents a significant strategic shift that will have a major effect on our operations and financial results. Therefore, we have classified the results of operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations.
On August 13, 2020, AAMC and Front Yard entered into Termination and Transition Agreement, pursuant to which Front Yard agreed to effectively internalize the asset management function of Front Yard. Pursuant to the agreement, Front Yard acquired the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that oversaw the management of Front Yard's business and other assets of AAMC that were used in connection with the operation of Front Yard's business.

On December 31, 2020, in connection with the Termination Agreement, the company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary.

On January 1, 2021, in connection with the Termination Agreement, the company completed the sale of our India subsidiary.

The carrying value of major classes of assets and liabilities related to our discontinued operations that constitute the Disposal Group at December 31, 2021 and December 31, 2020 were as follows ($ in thousands):

	December 31, 2021	December 31, 2020
Current assets held for sale:
Cash and cash equivalents	$—	$184
Prepaid expenses and other assets	—	710
Total current assets held for sale	—	894

Non-current assets held for sale:
Right-of-use lease assets	—	1,612
Other non-current assets	—	367
Total non-current assets held for sale	—	1,979
Total assets held for sale	$—	$2,873

Current liabilities held for sale:
Accrued salaries and employee benefits	$—	$910
Accounts payable and accrued liabilities	—	300
Short-term lease liabilities	—	128
Total current liabilities held for sale	—	1,338

Non-current liabilities held for sale:
Non-current lease liabilities	—	1,599
Total non-current liabilities held for sale	—	1,599
Total liabilities held for sale	$—	$2,937

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

The following table details the components comprising net income from our discontinued operations ($ in thousands):

	Year ended December 31,
	2021	2020
Revenues from discontinued operations:
Management fees from Front Yard	$—	$13,713
Termination fee from Front Yard	—	46,000
Expense reimbursements from Front Yard	—	2,867
Total revenues from discontinued operations	—	62,580

Expenses from discontinued operations:
Salaries and employee benefits	—	5,592
Legal and professional fees	—	256
General and administrative	—	1,521
Total expenses from discontinued operations	—	7,369

Other income (loss) from discontinued operations:
Gain on disposal	7,485	—
Other income (loss)	—	20
Total other income (loss) from discontinued operations	7,485	20

Net income from discontinued operations before income taxes	7,485	55,231
Loss on disposal of discontinued operations before income taxes	—	102
Income tax expense	1,272	588
Net income from discontinued operations	$6,213	$54,541

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Year ended December 31,
	2021	2020
Total operating cash flows from discontinued operations	$5,439	$37,798
Total investing cash flows from discontinued operations	511	3,643
Total financing cash flows (used in) from discontinued operations	80	(1,010)

4. Fair Value of Financial Instruments

The following table sets forth the carrying amount and fair value of the Company's financial assets by level within the fair value hierarchy at December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Amount	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2020
Recurring basis (assets)
Front Yard common stock	$47,355	$47,355	$—	$—

As of December 31, 2021, the Company had sold its investments in securities and there were no securities outstanding. We did not transfer any assets from one level to another level during the years ended December 31, 2021 or 2020. The fair value of our Front Yard common stock is based on unadjusted quoted market prices from active markets.

At December 31, 2020, we held 2,923,166 shares of Front Yard's common stock representing approximately 4.9% of Front Yard's then-outstanding common stock. We previously acquired 1,624,465 shares of Front Yard's common stock in open market transactions, and on December 31, 2020, we received 1,298,701 shares of Front Yard's common stock in connection with the transactions contemplated in the Termination Agreement with Front Yard. On January 11, 2021, Front Yard completed its previously announced merger, and all 2,923,166 shares were sold. For further information, please refer to Note 1.

Investment gains/losses for December 31, 2021 and 2020, are summarized as follows ($ in thousands):

	Year ended December 31,
	2021	2020
Equity securities:
Investment gains on securities sold during the period	$8,347	$—
	8,347	—

Front Yard common stock:
Change in unrealized losses during the period on securities held at the end of the end of the period	—	(6,270)
Investment gains on securities sold during the period	146	—
	146	(6,270)

Total change in fair value of equity securities and Front Yard common stock	$8,493	$(6,270)

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we owned at the end of such period, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, total proceeds from sales of securities during December 31, 2021 was $152.8 million which consisted of proceeds from sales of Front Yard common stock of $47.5 million and $105.3 million in proceeds from sales of securities. No proceeds from sales of securities were received in 2020. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period.

A summary of the year-to-date activity of Front Yard common stock and equity securities is presented in the table below (in thousands):

	Front Yard Common Stock		Equity Securities
	Shares	Basis	Shares	Basis

December 31, 2020	2,923	$41,635	—	$—
Purchased	—	0	8,123	96,950
Sold	(2,923)	(41,635)	(8,123)	(96,950)
December 31, 2021	—	$—	—	$—

A summary of the cost basis, fair value and the corresponding amounts of gross unrealized gains and losses recognized as of the dates indicated are presented in the table below ($ in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Front Yard common stock	$41,635	$5,720	$—	$47,355

5. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with one of our banking institutions. The margin account is secured by the securities held in our brokerage account with this institution. We paid interest on all of our borrowings each month when a balance was owed. As of December 31, 2021, the Company liquidated its security holdings and the margin arrangement has been repaid.

6. Leases

We currently occupy office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, and Bengaluru, India.

As of December 31, 2021 and December 31, 2020, our weighted average remaining lease term, including applicable extensions, was 5.1 years and 7.5 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determined the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would charge to finance real estate assets.

During the years ended December 31, 2021 and December 31, 2020, we recognized rent expense of $0.2 million and $0.7 million, respectively, related to long-term operating leases. We had no short-term rent expense in 2021 and $0.1 million in 2020. We include rent expense as a component of general and administrative expenses in the consolidated statements of operations. We had no finance leases during the years ended December 31, 2021 and December 31, 2020.

The following table presents a maturity analysis of our operating leases as of December 31, 2021 ($ in thousands):

Operating Lease Liabilities
2022	$194
2023	204
2024	209
2025	206
2026	131
Thereafter	76
Total lease payments	1,020
Less: interest	161
Lease liabilities	$859

7. Commitments and Contingencies

Litigation, claims and assessments
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2021:

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

Please refer to Note 1 – Section Series A Convertible Preferred Stock in 2014 Private Placement.

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

Former General Counsel, Graham Singer

On June 25, 2021, Mr. Singer commenced an arbitration against the Company and its subsidiary AAMC US, Inc. regarding his compensation and the terms of his employment. The Company had previously demanded that Mr. Singer return his signing bonus in accordance with the terms of his employment agreement. The Company and Mr. Singer have agreed to a settlement in principle resolving all claims and counterclaims.

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

The COVID-19 pandemic has had significant effects on global markets, supply chains, businesses and communities. As a result of increased COVID-19 vaccination rates and significant reopening of the economy, related risks appear to have decreased. Nevertheless, the Company has taken appropriate actions to mitigate the negative impact the virus has on the Company by reducing employee travel, allowing employees to work remotely, and canceling in-person meetings when possible.

8. Related-Party Transactions

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

9. Incentive Compensation and Share-based Payments

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

Stock options

During the years ended December 31, 2021 and 2020, we recorded approximately $21,000 and $216,000 compensation expense related to grants of stock options, respectively.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2019	15,256	2.77
Granted (2)	60,000	13.11
Exercised (1)	(8,031)	1.66
December 31, 2020	67,225	12.13
Forfeited/expired (3)	(61,375)	12.87
December 31, 2021	5,850	$4.36
_____________
(1)The intrinsic value of stock options exercised during the year ended December 31, 2020 was $0.1 million.
(2)The stock options had a weighted average grant date fair value of $10.61 and had an exercise price of $13.11. The stock options were forfeited on April 16, 2021 due to the former Chief Executive Officer's termination.
(3)1,000 stock options expired on July 18, 2021 and 375 expired on July 21, 2021. All forfeited and expired options had a weighted average exercise price of $12.87.

As of December 31, 2021, we had 5,850 outstanding options issued under all of our share-based compensation plans or as inducement awards, with a weighted average exercise price of $4.36, weighted average remaining life of 0.2 years and intrinsic value of $0.1 million. Subsequent to year end, all options were exercised in March 2022.

We had 7,225 options exercisable as of December 31, 2020 with a weighted average exercise price of $4.01, weighted average remaining life of 1.1 years, and intrinsic value of $0.1 million. Of these exercisable options, none had an exercise price higher than the market price of our common stock as of December 31, 2020.

We calculated the grant date fair value of stock options granted in 2020 using a Monte Carlo simulation and amortize the resulting compensation expense over the respective service period. No options were granted in 2021. The fair value of stock options granted during the period indicated using the following assumptions:

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

Restricted stock

During the year ended December 31, 2021, we granted a total of 90,671 shares of service-based restricted stock to members of management. Of which, 82,671 shares of service-based restricted stock awards were issued with a weighted average grant date fair value per share of $26.25 which vested immediately. An additional 8,000 shares were issued with a weighted average grant date value per share of $21.58. These additional shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans. These grants will vest in three equal annual installments based on the grant date(s), subject to forfeiture or acceleration.

During the year ended December 31, 2020, we granted 70,000 shares of service-based restricted stock to members of management with a weighted average grant date value per share of $13.99. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans. These grants were to vest in three equal annual installments based on the grant date(s), subject to forfeiture or acceleration. However, 50,000 shares of the restricted stock units were forfeited in 2021 due to termination or resignations of members of management. The forfeited shares had a weighted average grant date value per share of $14.35.

We recorded $1.8 million and $1.7 million of compensation expense related to these grants for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021 and 2020, we had $0.3 million and $1.0 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.2 years and 0.9 years, respectively.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2021 and 2020, we granted 7,236 and 8,622 shares of stock, respectively, pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $24.88 and $20.87, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2019	111,757	54.18
Granted	78,622	14.75
Vested (1)	(60,999)	66.70
December 31, 2020	129,380	24.32
Granted	97,907	25.77
Vested (1)	(162,051)	14.50
Forfeited/expired (1)	(50,000)	14.35
December 31, 2021	15,236	$23.15
_____________
(1)The vesting date fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $1.1 million, and $0.9 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2021
Stock options outstanding	5,850
Possible future issuances under share-based compensation plans	122,288
128,138

As of December 31, 2021, we had 1,583,459 remaining shares of common stock, excluding treasury shares, authorized to be issued under our charter.

10. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the EDC Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. By letter dated December 21, 2020, the EDC approved a temporary waiver (the "Waiver") of the Company's minimum employment requirements to five full-time USVI employees for the period from January 1, 2021 to December 31, 2021.

At December 31, 2021, the company had two less USVI employees than what is required under the provisions of the Waiver. The Company is also continuing to seek to hire USVI employees to meet the requirements of the Waiver. The Company's Chief Financial Officer and General Counsel have relocated to the USVI. They will be eligible USVI employees after one year of residency.

For the year ended December 31, 2020, in addition to the management fees from Front Yard (which represent eligible income under the EDC Certificate), AAMC had income on the Front Yard common stock that it owns, as well as internally-sourced revenues from its Cayman Islands subsidiary, both of which are not eligible for the 90% tax reduction.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of income (loss) from continuing operations before income taxes ($ in thousands):

	Year ended December 31,
	2021	2020
U.S. Virgin Islands	$(8,879)	$(15,841)
Other	(65)	1,890
Income (loss) before income taxes	$(8,944)	$(13,951)

The provision (benefit) for income taxes from continuing operations is summarized as follows ($ in thousands):

	Year ended December 31,
	2021	2020
Current
Federal	$4,378	$(1,002)
State	—	—
International	203	(183)
Total current tax (benefit) expense	4,581	(1,185)
Deferred
Federal	(1,281)	1,420
State	—	—
International	(27)	534
Total deferred tax expense (benefit)	(1,308)	1,954
Total tax expense	$3,273	$769

The following table sets forth the components of our total deferred tax assets ($ in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Stock compensation	$2	$64
Accrued expenses	24	171
Net operating losses (1)	637	285
Lease liabilities	14	491
Other	1	44
Gross deferred tax assets	678	1,055
Deferred tax liability:
Right-of-use lease assets	13	459
Investments	—	1,547
Depreciation	—	2
Other	—	5
Gross deferred tax liabilities	13	2,013
Net deferred tax (liability) asset before valuation allowance	665	(958)
Valuation allowance	(498)	(69)
Deferred tax (liability) asset, net	$167	$(1,027)
_____________
(1)Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other non-current assets in the consolidated statement of cash flows. Significant factors contributing to the increase in our valuation allowance in 2021 are decreases in the temporary differences attributable to our investment in Front Yard common stock, partially offset by tax losses in the USVI.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. AAMC has historically been in a three-year cumulative loss position. As such, a full valuation allowance against the EDC deferred tax assets and liabilities was recorded as of December 31, 2019. With the recognition of the Termination Fee payments as income in 2020, AAMC is no longer in a cumulative three-year loss position for GAAP and tax purposes. However, we believe that it is more likely than not that the company will not realize the benefit of its net deferred tax assets. As such, the EDC deferred tax asset was fully recorded with a full valuation allowance in 2021. The valuation allowance increased by $429 thousand during the year ended December 31, 2021.

The following table sets forth the reconciliation of the statutory USVI income tax rate from continuing operations to our effective income tax rate:

	Year ended December 31,
	2021	2020
U.S. Virgin Islands income tax rate	23.1%	23.1%
State and local income tax rates	—	(0.1)
EDC benefits in the USVI	(48.2)	(33.0)
Foreign tax rate differential	(0.2)	(0.2)
Subpart F income	(18.5)	—
Permanent and other	(1.6)	(1.5)
Share-based compensation	(0.2)	(0.5)
Valuation allowance	(4.8)	(1.1)
Foreign Tax Credit	13.6	—
Other Adjustments / Rate difference on US NOL carryback	—	7.9
Effective income tax rate	(36.8)%	(5.4)%

During the tax years ended December 31, 2021 and 2020, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2021 and 2020, we had accrued no unrecognized tax benefits or associated interest and penalties.

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

We remain subject to tax examination in the USVI for tax years 2018 to 2021 and in the United States for tax years 2018 to 2021.

11. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2021	2020
Numerator
Continuing operations:
Net loss from continuing operations	$(12,217)	$(14,720)
Amortization of preferred stock issuance costs	—	(42)
Gain on preferred stock transactions	87,961	—
Numerator for basic and diluted EPS from continuing operations – net income (loss) from continuing operations attributable to common stockholders	$75,744	$(14,762)

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$6,213	54,541

Total:
Net income (loss)	$(6,004)	$39,821
Amortization of preferred stock issuance costs	—	(42)
Gain on preferred stock transactions	87,961	—
Numerator for basic and diluted EPS - net income attributable to common stockholders	81,957	39,779

Denominator
Weighted average common stock outstanding – basic	2,002,111	1,631,326
Weighted average common stock outstanding – diluted	2,162,378	1,631,326

Earnings (loss) per share of common stock – basic:
Continuing operations - basic	$37.83	$(9.05)
Discontinued operations - basic	3.11	33.43
Earnings per basic common share	$40.94	$24.38

Earnings (loss) per share of common stock – diluted:
Continuing operations - diluted	$35.03	$(9.05)
Discontinued operations - diluted	2.87	33.43
Earnings per diluted common share	$37.90	$24.38

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated, as the Company had a net loss from continuing operations for each period presented ($ in thousands):

	Year ended December 31,
	2021	2020
Numerator
Reversal of amortization of preferred stock issuance costs	$—	$42

Denominator
Stock options	—	7,609
Restricted stock	—	67,616
Preferred stock, if converted	—	200,000

12. Segment Information

Our primary business prior to December 31, 2020 was to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue was derived from the services we provided to Front Yard, we previously operated as a single segment focused on providing asset management and corporate governance services.

13. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2021 and through the issuance of these consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Alternative Lending Group

The Company has started operations of its Alternative Lending Group (ALG) with a capital commitment of $40.0 million. As of March 31, 2022, the Company's pipeline of loans consists of $18.5 million of loans acquired with an additional $9.2 million under evaluation for a total of $27.7 million.

Settlement of Preferred Shares

Refer to Note 1 for an additional settlement of the Series A Preferred shares.

On February 17, 2022, the Company paid $1.2 million as final consideration to Putnam Focused Equity Fund, a series of Putnam Funds Trust ("Putnam") as set forth in the Settlement Agreement dated February 17, 2021.

Settlement of Litigation

Refer to Note 7 for settlement of litigation regarding Graham Singer.