Form 10-K/A
period 2021-12-31
Altisource Asset Management Corp
filed 2022-05-02
CIK 1555074

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $13.0 million, based on the closing share price as reported on the New York Stock Exchange on April 22, 2022 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates (other than mutual funds). This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 22, 2022, 2,061,411 shares of our common stock were outstanding (excluding 1,360,980 shares held as treasury stock).

Altisource Asset Management Corporation
December 31, 2020

i

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers are as follows:

Name (1)	Age	Position
John P. de Jongh, Jr.	64	Lead Director and Interim Chairman
Ricardo C. Byrd	73	Director
John A. Engerman	52	Director
Thomas K. McCarthy	66	Interim Chief Executive Officer
Stephen R. Krallman	57	Chief Financial Officer
Kevin F. Sullivan	50	General Counsel and Chief Compliance Officer
___________
(1)Except as otherwise indicated, all information set forth herein is as of December 31, 2021, and all stock ownership and equity award information for Messrs. McCarthy, Krallman and Sullivan are based solely upon their Form 3 filings with the SEC.

John P. de Jongh, Jr. John P. de Jongh, Jr., the former Governor of the United States Virgin Islands, was appointed to our Board of Directors in December 2016. Governor de Jongh, Jr. currently is a Managing Member of Chilmark Advisory, LLC (“Chilmark”), a U.S. Virgin Islands-based financial advisory firm and co-Managing Member of St. Thomas Properties, a commercial real estate property owner. From January 2007 to January 2015, Governor de Jongh, Jr. served two terms as the Governor of the U.S. Virgin Islands, during which he led the territory through the difficult economic periods following the financial crisis of 2008, ensured Government access to capital markets and negotiated public-private initiatives with cruise lines and rum producers. From 2003 to 2006, Governor de Jongh, Jr. served as the Managing Member of Chilmark in the same capacities as his current position with engagements throughout the Caribbean; and from 1996 to 2002, Governor de Jongh, Jr. served as President, Chief Operating Officer and a member of the board of directors of Lockhart Companies Incorporated, a holding company with ownership of commercial real estate, insurance companies and specialty financial services in the U.S. Virgin Islands, the British Virgin Islands and Turks & Caicos. From 1993 to 1995, he was a Senior Managing Consultant for Public Financial Management, Inc., a municipal advisory firm; and prior to 1993, Governor de Jongh, Jr. served in multiple capacities for the Government of the U.S. Virgin Islands, including Commissioner of Finance, Director of Finance for the Virgin Islands Finance Authority, Executive Assistant to the Governor and Chairman of the Virgin Islands Water and Power Authority and was a Vice President for The Chase Manhattan Bank, N.A., responsible for consumer and small business lending in the U.S. Virgin Islands, the British Virgin Islands and St. Maarten, Netherland Antilles. Governor de Jongh, Jr. received his Bachelor of Arts in Economics from Antioch College.

Governor de Jongh, Jr.’s substantial political and business experience in the U.S. Virgin Islands, as well as his financial and real estate-related experience in general, bring strong targeted knowledge to our Company and drive a diverse and local understanding to our Board of Directors for the jurisdiction in which we are located.

Ricardo C. Byrd. Mr. Byrd was elected to our Board of Directors in June 2015. Since 1995, Mr. Byrd has served as the Executive Director of the National Association of Neighborhoods ("NAN"), one of the nation’s largest and oldest multi-issue membership associations of grass-roots neighborhood organizations. He has over thirty years of management experience in directing grass-roots programs. On America’s social and economic development challenges, he has served as a public policy catalyst, a community outreach strategist and resource person to the White House, Congressional, state and local government officials, corporations and neighborhood leaders. Mr. Byrd is a native Washingtonian, educated in the District of Columbia Public Schools, and holds a Bachelor of Arts degree from Howard University.

Mr. Byrd’s diverse experience will further enable the Company to consider other client opportunities and their related benefits.

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

Thomas K. McCarthy. Mr. McCarthy has served as our Interim Chief Executive Officer since April 2021. Prior to that time, Mr. McCarthy served as an advisor to various businesses, including a national risk management / private investigation firm and a provider of real estate services to the mortgage industry (acting as part-time CFO for the latter). He brokered real estate and financing transactions as well, during the last five years. His experience also includes time as a Senior Vice President, for National General Lender Services, and while at Altisource Portfolio Solutions, Inc (NASDAQ: ASPS) he ran business development and reported to the CEO. Mr. McCarthy was also a Managing Director at Carlton Advisory Services, Inc., a real estate investment bank, for 8 years, where he reported to the Chairman and the Co-head of their Loan Sale Advisory Practice. During his career, Mr. McCarthy has run a number of successful businesses and profit centers including business units at Ocwen Financial Corporation (where he spent over 11 years and as a Senior Vice President reporting to the President). Mr. McCarthy was also employed by PepsiCo Inc. for 4 years, the last two as the Controller of a subsidiary. Mr. McCarthy has an M.B.A. in Finance and Accounting from Columbia University and a B.A. in Economics from Whitman College.

Stephen R. Krallman. Mr. Krallman has served as our as Chief Financial Officer since June 2021. Mr. Krallman, was the Vice President, Corporate Controller, for Diamond Resorts International (“DRI”), an international hospitality and vacation ownership company with over $4.0 billion in assets. Mr. Krallman was responsible for the accounting, reporting, and internal control functions at DRI and supervised a staff of over 50 personnel. Prior to joining DRI in 2015, Mr. Krallman had over 20 years of experience in the real estate, financial services, and manufacturing industries where his positions and responsibilities included SEC reporting for initial public offerings, SEC annual and quarterly reporting, business combination and acquisitions, and system integrations. Mr. Krallman holds a Bachelor of Business Administration in Accounting from the University of San Diego. On August 14, 2021, Mr. Krallman was appointed the Company's principal accounting Officer by the Board of Directors of the Company.

Kevin F. Sullivan. Mr. Sullivan has served as our General Counsel and Chief Compliance Officer since September 2021. Prior to joining the Company, Mr. Sullivan served as Vice President and Senior Counsel for Goldman Sachs & Co. LLC (“Goldman Sachs”) and Assistant Secretary of The Goldman Sachs Group Inc., the parent company of Goldman Sachs. During his more than 15 years at Goldman Sachs, Mr. Sullivan was responsible for advising Goldman Sachs in a multitude of areas, including financial reporting, disclosure and internal controls, corporate treasury, securities offerings, investor and media relations and investment banking. Prior to joining Goldman Sachs, Mr. Sullivan was an associate at Skadden, Arps, Slate, Meagher & Flom LLP in New York working in the corporate finance and mergers and acquisitions practice areas. Mr. Sullivan holds a J.D. from the University of Virginia School of Law and a B.A. from Amherst College.

None of our Directors and executive officers is related to any other Director and/or executive officer of AAMC or any of its subsidiaries by blood, marriage or adoption.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than three (3) members with the exact number to be determined by vote of a majority of the Board of Directors. As of December 31, 2021, our Board of Directors consisted of three (3) members.

Meetings of the Board of Directors

The Board plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board held seven (7) meetings in 2021. Each incumbent Director attended at least 75% of the aggregate of (1) the total number of Board meetings in 2021 held during the period for which they were a Director and (2) the total number of meetings in 2021 of all committees of our Board on which the Director served during the periods they served. We do not have a formal policy regarding Director attendance at the Annual Meetings of Stockholders. However, all of the incumbent members of our Board attended our 2021 Annual Meeting of Stockholders.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock Exchange (the “NYSE”), which governs the NYSE American where our common stock is listed.

Our Board periodically reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board to have no material relationship with the Company are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board has determined that each of our directors, Messrs. Byrd, Engerman, and Governor de Jongh, Jr. is an independent Director and was an independent Director for their full 2021-2022 service year.

Board Leadership Structure

Our Board has historically combined the positions of Chairman and Chief Executive Officer. Until his termination for cause in April 2021, Indroneel Chatterjee served as Chairman of the Board and Chief Executive Officer of AAMC and our Board of Directors' leadership structure consisted of a Chairman, a Lead Independent Director elected by the independent directors and independent directors as our three Committee Chairs. Following Mr. Chatterjee's termination, our Lead Independent Director, Governor de Jongh, Jr. assumed the role of interim Chairman, and our Board consists entirely of independent directors.

Committees of the Board of Directors

Our Board has established the following standing committees: an Audit Committee, a Compensation Committee and a Nomination/Governance Committee. Each of our Audit Committee charter, Compensation Committee charter and Nomination/Governance Committee charter is available on our website at www.altisourceamc.com. A brief description of these committees is provided below.

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

The members of the Audit Committee since October 2020 have been Governor de Jongh, Jr. and Messrs. Byrd and Engerman. Governor de Jongh, Jr. has served as the Chair of the Audit Committee since May 2018. For the 2022 service year, Governor de Jongh, Jr. is expected to continue to serve as the Chair of the Audit Committee, and Messrs. Byrd and Engerman will continue to serve as a member of the Audit Committee. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board has determined that, throughout the 2021-2022 service years, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board has also determined that each of Mr. Engerman and Governor de Jongh, Jr. qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Audit Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Audit Committee met six (6) times in 2021.

Compensation Committee. The Compensation Committee of our Board oversees our Board and employee compensation and employee benefit plans and practices. The Compensation Committee also evaluates and makes recommendations to our Board for human resource and compensation matters relating to our named executive officers

(“NEOs”). With respect to all officers and employees of the Company, other than the Chief Executive Officer, the Compensation Committee reviews with the Chief Executive Officer and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to stockholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof and to recommend changes to these plans to our Board. The Compensation Committee has authority for the administration of awards under AAMC’s 2012 Equity Incentive Plan (the “2012 Equity Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Plan”). The Compensation Committee has the authority to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities at our expense. The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Compensation Committee requests.

The members of the Compensation Committee in 2021 were Messrs. Byrd, Engerman and Governor de Jongh, Jr. with Mr. Engerman serving as the Chair of the Compensation Committee since June 2019. Mr. Engerman will continue to serve as the Chair of the Compensation Committee, and Mr. Byrd and Governor de Jongh, Jr. will continue to serve as Compensation Committee members. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Compensation Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Compensation Committee met two (2) times in 2021.

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

The members of the Nomination/Governance Committee since October 2020 were Messrs. Byrd, Engerman, and Governor de Jongh, Jr. Mr. Byrd has served as the Chair of the Nomination/Governance Committee since May 2017. For the 2022 service year, Mr. Byrd will continue to serve as Chair of the Nomination/Governance Committee, and Mr. Engerman and Governor de Jongh, Jr. will continue to serve as members of the Nomination/Governance Committee. Each member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Nomination/Governance Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Nomination/Governance Committee met one (1) time in 2021.

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

The Nomination/Governance Committee will regularly assess the appropriate size of the Board and whether any vacancies on the Board are anticipated. Various potential candidates for Director will then be identified. Candidates may come to the attention of the Nomination/Governance Committee through current members of the Board, professional search firms, stockholders, management or industry sources.

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

Special Committee

During 2021, in connection with the Company’s attempt to acquire a new business, the Board established the Special Committee of the Board to evaluate potential acquisitions, including any that could be determined to be related party transactions. The Special Committee was composed of each of the directors, all of whom were deemed to be independent for this purpose. The Special Committee met 13 times in 2021. The Directors did not receive any additional compensation as part of their service on the Special Committee.

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

Executive Sessions of Non-Management Directors

To the extent there are management directors, non-management Directors meet in executive session without management representatives periodically.

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

The Board's role in risk oversight is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its committees providing oversight in connection with these efforts. Our Investment Committee, which is comprised of [our Lead Independent Director and] our Chief Executive Officer, has responsibility for assessing and managing the Company’s risk exposure with respect to transactional and counterparty risk.

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

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that other than any late filings previously disclosed, all of the Company's reporting persons complied with their Section 16(a) filing requirements in 2021. The late filings were due to unexpected changes within executive management.

Item 11. Executive Compensation

This section discusses the material components of our executive compensation program for our NEOs. We believe an effective executive compensation program aligns executives’ interests with stockholders by rewarding performance designed to increase stockholder value. We seek to promote individual service longevity and to provide our executives with long-term incentive opportunities that promote consistent, high-level performance. The Compensation Committee evaluates both performance and compensation periodically to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies, subject to consideration of the Company’s own financial performance. To achieve these objectives, we generally believe executive compensation packages should include both cash and equity-based compensation that rewards performance as measured against established goals.

For 2021, our NEOs and their positions as of December 31, 2021 were as follows:

•Thomas K. McCarthy, Interim Chief Executive Officer

•Stephen R. Krallman, Chief Financial Officer

•Kevin F. Sullivan, General Counsel and Chief Compliance Officer
•Indroneel Chatterjee, Former Chief Executive Officer
•Christopher Moltke-Hansen, Former Chief Financial Officer
•P. Graham Singer, - Former General Counsel and Secretary
The Company experienced changes in executive management during 2021. On April 16, 2021, following an independent inquiry by its counsel, the Board terminated Mr. Chatterjee's employment for cause and without additional compensation for violations of the Company's Equal Employment Opportunity, Prevention Against Harassment, and Conduct on the Job Policies. The Board appointed Mr. McCarthy as interim Chief Executive Officer on April 19, 2021. Mr. Singer resigned on April 23, 2021 and Mr. Moltke-Hansen resigned on April 24, 2021. Mr. Krallman commenced employment as Chief Financial Officer on June 28, 2021 with Mr. Sullivan joining the Company on September 20, 2021.

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

2021 Compensation Determinations

Under AAMC’s annual cash incentive compensation plan, our NEOs can earn cash incentive compensation awards as determined by the Compensation Committee. The Compensation Committee and management have the authority to establish incentive compensation award guidelines. Each NEO has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2021, 100% of the total annual cash target compensation was payable to our NEOs upon achievement of certain Company and individual performance levels

Our annual incentive-based cash compensation is structured to motivate executives to achieve key performance objectives by rewarding the executives for such achievement. We seek to accomplish this by utilizing a balanced methodology that incorporates multiple financial and non-financial performance objectives developed through our annual strategic planning process.

For 2021, corporate goals were developed by our Compensation Committee and included targets pertaining to (a) identifying and acquiring a new operating company to replace the asset management business from the sale of Front Yard, (b) attempting to restructure the $250 million Series A Preferred Stock for the benefit of the common shareholders, (c) building and retaining a strong management team to acquire or build the future business lines of AAMC, and (d) continuing to maintain the EDC status of the company as domiciled in the USVI.

Employment Agreements

Thomas K. McCarthy, Interim Chief Financial Officer

In accordance with his amended employment agreement, Mr. McCarthy is entitled to receive an annual base salary of $675,000. He is eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Mr. McCarthy’s current employment agreement was extended for 2 months from March 31, 2022 to May 31, 2022.

Stephen Ramiro Krallman, Chief Financial Officer

In accordance with his employment agreement, Mr. Krallman is entitled to receive an annual base salary of $325,000, with reduction in salary only as part of an across the board reduction in base salary of AAMC’s executives which is no more than 20%. Upon his relocation to the USVI, Mr. Krallman will receive a housing allowance of $5,000 per month for living expenses. His annual target incentive bonus is $275,000, subject to Compensation Committee approval. Mr. Krallman received a cash signing bonus of $200,000 subject to an obligation to repay 100% of the signing bonus if terminated by the Company for Cause (as defined in his employment agreement) or without Good Reason (as defined in his employment agreement) within the first year following June 28, 2021 or 50% of such signing bonus if terminated by the Company for Cause or without Good Reason during the second years following June 28, 2021. Mr. Krallman received an initial equity award of 5,000 service-based restricted shares under the guidelines of the 2020 Incentive Compensation Plan. The restricted shares will vest annually over a three-year period following the date of grant. He is eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Upon termination of employment, Mr. Krallman will be eligible to receive accrued salary and benefits payable through the date of termination. He will be subject to customary confidentiality and non-disparagement obligations, as well as a twelve-month obligation not to solicit clients, customers or employees. In addition, if his employment is terminated by the Company for Cause or by Mr. Krallman without Good Reason, he will be subject to a twelve-month non-competition obligation. If his employment is terminated by the Company without Cause or by Mr. Krallman for Good Reason, Mr. Krallman will be entitled to receive severance equal to the sum of half his annual base salary and half his annual target bonus, payable in a lump sum 60 days after his termination date, and accelerated vesting of his equity awards (except as prohibited by the Plan), in each case, subject to his execution of a customary release, providing, among other things, confirmation of his confidentiality, non-disparagement and non-solicitation obligations.

Kevin F. Sullivan, General Counsel, Corporate Secretary

In accordance with his employment agreement, Mr. Sullivan is entitled to receive an annual base salary of $450,000, with reduction in salary only as part of an across the board reduction in base salary of AAMC’s executives which is no more than 20%. Upon his relocation to the USVI, Mr. Sullivan will receive a housing allowance of $5,000 per month for living expenses. His annual target incentive bonus is $250,000, subject to Compensation Committee approval. Mr. Sullivan received a cash signing bonus of $100,000 subject to an obligation to repay 100% of the signing bonus if terminated by the Company for Cause (as defined in his employment agreement) or without Good Reason (as defined in his employment agreement) within the first year following September 20, 2021 or 50% of such signing bonus if terminated by the Company for Cause or without Good Reason during the second years following September 20, 2021. Mr. Sullivan received an initial equity award of 3,000 service-based restricted shares under the guidelines 2020 Incentive Compensation Plan. The restricted shares will vest annually over a three-year period following the date of grant. He is eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Upon termination of employment, Mr. Sullivan will be eligible to receive accrued salary and benefits payable through the date of termination. He will be subject to customary confidentiality and non-disparagement obligations, as well as a twelve-month obligation not to solicit clients, customers or employees. In addition, if his employment is terminated by the Company for Cause or by Mr. Sullivan without Good Reason, he will be subject to a twelve-month non-competition obligation. If his employment is terminated by the Company without Cause or by Mr. Sullivan for Good Reason, Mr. Sullivan will be entitled to receive severance equal to the sum of half his annual base salary and half his annual target bonus, payable in a lump sum 60 days after his termination date, and accelerated vesting of his equity awards (except as prohibited by the Plan), in each case, subject to his execution of a customary release, providing, among other things, confirmation of his confidentiality, non-disparagement and non-solicitation obligations.

Each of our executives during the 2021 calendar year had executed an Employee Intellectual Property and Confidentiality Agreement at the time they joined AAMC that contains covenants to maintain our confidential information and that all developments by such executive shall be our property.

2020 Equity Awards

On January 30, 2020, we granted Mr. Chatterjee 60,000 shares of restricted stock and 60,000 stock options. The restricted stock and stock options had a weighted average grant date fair value of $13.11 and $10.61, respectively. The restricted stock units would have vested in three equal annual installments on January 30, 2021, 2022 and 2023. On April 16, 2021, Mr. Chatterjee was terminated for cause, and as a result, 40,000 unvested restricted stock units and 60,000 unvested options were forfeited at that date.

The vesting for 20,109 shares were accelerated to December 31, 2020, from January 23, 2022 for NEOs who terminated upon completion of the Amended AMA with Front Yard. The restricted stock had a weighted average grant date fair value of $26.68 and were distributed in the first quarter of 2021.

2021 Equity Awards

On February 24, 2021, we granted 60,606 shares of restricted stock to Mr. Chatterjee, 8,523 shares of restricted stock to Mr. Moltke-Hansen, 9,470 shares of restricted stock to Mr. Singer. These shares had a weighted average grant date fair value per share of $26.25 and immediately vested.

On June 28, 2021, we granted 5,000 shares of restricted stock to Mr. Krallman with a weighted average grant date fair value per share of $19.64. The restricted stock units will vest in three equal annual installments on June 28, 2022, 2023 and 2024 subject to forfeiture or acceleration.

On September 20, 2021, we granted 3,000 shares of restricted stock to Mr. Sullivan with a weighted average grant date fair value per share of $24.83. The restricted stock units will vest in three equal annual installments on September 20, 2022, 2023 and 2024 subject to forfeiture or acceleration.

In determining the awards for our NEOs, the Compensation Committee considered the valuable and substantial contributions they had made to achieving AAMC’s strategic objectives, the importance to us of retaining and incentivizing them and the desire to have their cash compensation reduced and converted into the restricted stock awards so that the benefits of such grants only would be realized if the Company’s stock price were to increase.

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

Potential Payments upon Termination or Change in Control

The termination benefits payable to our current NEOs are described above under “Employment Agreements”.

None of our current executive officers currently has an arrangement in which they would be entitled to a payment on a change of control of AAMC.

Summary Compensation Table

The following table discloses compensation received by our NEOs for the fiscal years 2020 and 2021.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (1)		Non-Equity Incentive Compensation (2)		All Other Compensation (3)		Total
Thomas K. McCarthy (4), Interim Chief Executive Officer	2021	$467,308	(5)	$—		$—		$—		$—		$10,034	(6)	$477,342
Stephen R. Krallman (7), Chief Financial Officer	2021	$162,500	(8)	$200,000	(9)	$98,177	(9)	$—			(9)	$44,145	(10)	$504,822
Kevin F. Sullivan (11), General Counsel and Chief Compliance Officer	2021	$121,154	(12)	$100,000	(13)	$74,475	(13)	$—			(13)	$30,888	(14)	$326,517
Indroneel Chatterjee (15), Former Chief Executive Officer	2021	$207,693	(16)	$—		$1,591,208	(17)	$—		$—		$53,445	(18)	$1,852,346
	2020	$649,038		$800,000	(19)	$786,600	(19)	$636,733	(19)	$—		$184,097	(30)	$3,056,468
Christopher Moltke-Hansen (20), Former Chief Financial Officer	2021	$82,308	(21)	$—		$223,771	(22)	$—		$225,000	(23)	$16,169	(24)	$547,248
P. Graham Singer, (25), Former General Counsel and Secretary	2021	$81,731	(26)	$—		$248,635	(27)	$—		$250,000	(28)	$13,261	(29)	$593,627
George G. Ellison, Former Chief Executive Officer	2020	$482,307	(30)	$—		$—		$—		$947,500		$229,880	(30)	$1,659,687
Robin N. Lowe, Former Chief Financial Officer	2020	$482,307	(30)	$—		$—		$—		$350,000		$58,502	(30)	$890,809
Stephen H. Gray, Former General Counsel and Secretary	2020	$390,923	(30)	$—		$—		$—		$315,000		$154,530	(30)	$860,453
__________________
(1)Amounts represent the aggregate grant date fair value of restricted shares and option awards granted to our NEOs, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in Note 9 to our Consolidated Financial Statements for the year ended December 31, 2021. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the NEO upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(2)Consists of the cash annual incentive compensation related to performance in each year and generally awarded in the first quarter of the following year.

(3)Consists of contributions from AAMC to each executive officer for relocation expenses, as applicable; supplemental living expenses; car allowances, as applicable; education allowances, as applicable; travel allowances and medical benefits, as detailed more fully in the respective footnotes below.

(4)Mr. McCarthy joined the Company on April 19, 2021 as Interim Chief Executive Officer.

(5)The amount represents Mr. McCarthy's base salary of $675,000 from his hire date of April 19, 2021 to December 31, 2021.

(6)The amount represents Mr. McCarthy's Other Compensation from 401-K safe harbor contribution of $8,700 and life insurance benefits of $1,334.

(7)Mr. Krallman joined the Company on June 28, 2021 as Chief Financial Officer.

(8)The amount represents Mr. Krallman's base salary of $325,000 from his hire date of June 28, 2021 to December 31, 2021.

(9)The amount represents Mr. Krallman's signing bonus of $200,000, equity inducement grants consisting of 5,000 shares of service-based restricted stock with a grant date fair value of $98,177, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. The $275,000 cash annual incentive compensation related to performance as outlined in (2) above has not yet been paid as of March 31, 2022 and is not included in the above table. Mr. Krallman's signing bonus was paid pursuant to his employment agreement as described under "Employment Agreements."

(10)The amount represents Mr. Krallman's Other Compensation from housing allowance while in the USVI of $30,000, 401-K safe harbor contribution of $4,720 and medical and life insurance benefits of $9,425.

(11)Mr. Sullivan joined the Company on September 20, 2021 as General Counsel and Chief Compliance Officer.

(12)The amount represents Mr. Sullivan's base salary of $450,000 from his hire date of September 20, 2021 to December 31, 2021.

(13)The amount represents Mr. Sullivan's signing bonus of $100,000, equity inducement grants consisting of 3,000 shares of service-based restricted stock with a grant date fair value of $74,475, which was determined based on the average of the high and low sales price of our common stock on the date of the grant The $250,000 cash annual incentive compensation related to performance as outlined in (2) above has not yet been paid as of March 31, 2022 and is not included in the above table. Mr. Sullivan's signing bonus was paid pursuant to his employment agreement as described under "Employment Agreements."

(14)The amount represents Mr. Sullivan's Other Compensation from housing allowance while in the USVI of $15,000, 401-K safe harbor contribution of $2,379 and medical and life insurance benefits of $13,509.

(15)Mr. Chatterjee joined the Company on January 13, 2020 as Co-Chief Executive Officer, and upon resignation of Mr. Ellison on December 29, 2020, became the sole Chief Executive Officer of the Company. Mr. Chatterjee was terminated for cause on April 16, 2021.

(16)The amount represents Mr. Chatterjee's base salary of $675,000 from January 1, 2021 until his termination on April 16, 2021.

(17)The amount represents 60,606 shares of restricted stock granted to Mr. Chatterjee. This stock had a weighted average grant date fair value per share of $26.25 and vested immediately.

(18)The amount represents Mr. Chatterjee's Other Compensation from housing allowance while at USVI of $27,193, 401-K safe harbor contribution of $8,700 and medical and life insurance benefits of $17,552.

(19)The amount reported for 2020 represents Mr. Chatterjee's $800,000 signing bonus, and equity inducement grants consisting of 60,000 shares of service-based restricted stock with a grant date fair value of $786,600, which was determined based on the average of the high and low sales price of our common stock on the date of the grant, and 60,000 performance-based stock options with a grant date fair value of $636,733 based on probable achievement. Mr. Chatterjee's signing bonus was paid pursuant to his employment agreement as described above under “Employment Agreements”. Upon termination for cause on April 16, 2021, Mr. Chatterjee forfeited 40,000 shares of service-based restricted stock with a grant date fair value of $524,400 and all 60,000 performance-based stock options with a grant date fair value of $636,733 herein reported for 2020.

(20)Mr. Moltke-Hansen served as Chief Financial Officer from January 1, 2021 until his resignation on April 24, 2021.

(21)The amount represents Mr. Moltke-Hansen's base salary of $250,000 from January 1, 2021 until his resignation on April 24, 2021.

(22)The amount represents 8,523 shares of restricted stock granted to Mr. Moltke-Hansen. This stock had a weighted average grant date fair value per share of $26.25 and vested immediately.

(23)The amount represents a cash annual incentive compensation of $225,000 related to performance as outlined in (2) above to Mr. Moltke-Hansen earned in 2020 and paid in January 2021.

(24)The amount represents Mr. Moltke-Hansen's Other Compensation from 401-K safe harbor contribution of $8,700 and medical and life insurance benefits of $7,469.

(25)Mr. Singer served as General Counsel and Secretary from January 1, 2021 until his resignation on April 23, 2021.

(26)The amount represents Mr. Singer's base salary of $250,000 from January 1, 2021 until his resignation on April 23, 2021.

(27)The amount represents 9,470 shares of restricted stock granted to Mr. Singer. This stock had a weighted average grant date fair value per share of $26.25 and vested immediately.

(28)The amount represents a cash annual incentive compensation of $250,000 related to performance as outlined in (2) above to Mr. Singer earned in 2020 and paid in January 2021.

(29)The amount represents Mr. Singer's Other Compensation from 401-K safe harbor contribution of $8,700, 2% company match on contributions (subject to limitations) of $1,635 and medical and life insurance benefits of $2,926.

(30)Conforms to the Summary Compensation Table 2020 data found on the Definitive Proxy Statement filed October 6, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2021:

	OPTION AWARDS			STOCK AWARDS
(a)	(b)	(e)	(f)	(g)		(h)
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Stephen R. Krallman	—	$—	—	5,000	(2)	$89,500
Kevin F. Sullivan	—	—	—	3,000	(3)	53,700

______________
(1)Represents the fair market value of the restricted shares as of December 31, 2021, based on the closing price of AAMC’s common stock, as quoted on NYSE American, of $17.90 per share on December 31, 2021.

(2)Mr. Krallman's inducement restricted stock awards are subject to service-based vesting requirements and have or will vest ratably on each of June 28, 2022, 2023, and 2024.

(3)Mr. Sullivan's inducement restricted stock awards are subject to service-based vesting requirements and have or will vest ratably on each of September 20, 2022, 2023, and 2024.

Option Exercises

There were no outstanding options for NEOs for the year ended December 31, 2021.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2021. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ricardo C. Byrd (2)	$90,000	$59,980	$149,980
John A. Engerman (2)	90,000	59,980	149,980
John P. de Jongh Jr. (2)	137,500	59,980	197,480
___________
(1)Each of Messrs. Byrd, Engerman, and Governor de Jongh, Jr. were granted 2,874 restricted shares of common stock of AAMC on October 13, 2020 for service on the Board. These shares were vested and paid in 2021. The number of shares granted was based on a share price of $20.87, which was the average of the high and low sales prices of our common stock on October 13, 2020, and represents the grant date fair value of such shares under FASB ASC 718. The amount reported in this column reflects the accounting cost for these restricted shares and does not correspond to the actual economic value that may be received by the directors upon the vesting of the restricted shares, or any sale of the underlying shares of common stock.

(2)As of December 31, 2021, each of Messrs. Byrd, Engerman, and Governor de Jongh, Jr. held 2,412 unvested shares of time-based restricted stock.

On November 4, 2021, Messrs. Byrd and Engram and Governor de Jongh, Jr. being the non-management members of the Board serving as of such date, were each awarded 2,412 shares of restricted stock under the Company’s 2020 Equity Incentive Plan for their service to the Board for the period commencing November 4, 2021 to the date of the 2022 Annual Meeting of Stockholders. Upon vesting, each such Director will receive 2,412 shares of our common stock. Such number of shares was determined by dividing $60,000 by the average of the high and low prices, or $24.88 per share, of AAMC common stock on November 4, 2021 and represents the grant date fair value calculated in accordance with FASB ASC 718.

Cash Compensation

As set forth above, we provide the following cash compensation to our non-management Directors in quarterly installments, paid in arrears for their services for the prior quarter:

•an annual retainer of $75,000;

•an additional $20,000 to the Lead Independent Director of the Board of Directors, only if the Chairman of the Board is a management Director (if the Chairman of the Board is a non-management director, the Chairman shall receive $50,000);

•an additional $20,000 to the Audit Committee chairperson;

•an additional $10,000 to all committee chairpersons (other than the Audit Committee chairperson); and

•an additional $5,000 to all Audit Committee members.

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

    John A. Engerman
    Governor John P. de Jongh, Jr.
    Ricardo C. Byrd

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 22, 2022 by:

•Each Director and NEO of AAMC, including former NEOs who worked for the Company during 2020 and/or 2021;

•All Directors and executive officers of AAMC as a group; and

•All persons known by AAMC to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 2,061,411 shares issued and outstanding as of April 22, 2022, which does not include 1,360,980 shares held by us in treasury. Unless otherwise indicated, the address of our Directors and executive officers is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of April 22, 2022

Name of Beneficial Owner:	Amount	Percent
William C. Erbey (1)	805,749	39.1%
Putnam Investments, LLC (2)	286,873	13.9%

Directors and NEOs:	Amount	Percent
Indroneel Chatterjee (3)	58,027	2.8%
George G. Ellison (4)	85,577	4.2%
Robin N. Lowe (5)	33,300	1.6%
Stephen H. Gray (6)	10,128	*
Christopher D. Moltke-Hansen (7)	4,774	*
P. Graham Singer (8)	5,303	*
Ricardo C. Byrd (9)	11,849	*
John A. Engerman (9)	9,517	*
John P. de Jongh, Jr. (9)	9,689	*
Thomas K. McCarthy	0	*
Stephen Krallman (10)	5,000	*
Kevin Sullivan (11)	3,000	*
All Directors and Executive Officers as a Group (6 persons) (12)	39,055	1.9%
___________
*     Less than 1%

(1)Based on information contained in a Schedule 13D/A filed by Mr. Erbey on May 19, 2021. Includes: (a) 26,293 shares of common stock held by the Carisma Trust, a Nevada trust, the trustee of which is Venia, LLC, a Nevada limited liability company (“Venia”) and (b) 696,029 shares of common stock held by Salt Pond Holdings, LLC, a U.S. Virgin Islands limited liability company (“Salt Pond”) of which the Christiansted Trust, a U.S. Virgin Islands trust (the “C-Trust”), and Erbey Holding Corporation, Inc., a Delaware corporation ("Erbey Holding") are members. Erbey Holding is wholly owned by the Carisma Trust, the trustee of which is Venia (together with Mr. Erbey, Erbey Holding, Salt Pond, the C-Trust and the Carisma Trust, the "Reporting Persons"). The members of Venia are John Erbey (Mr. Erbey's brother) and Andrew Burnett, although Mr. Erbey is given sole investment and voting control over any securities owned by Venia or the Carisma Trust. Mr. Erbey, John Erbey and Salt Pond are co-trustees of the C-Trust. Mr. Erbey, Erbey Holding, the C-Trust, the Carisma Trust and Venia each may be deemed to beneficially own the 696,029 shares of common stock held by Salt Pond.

(2)Based on information contained in a Schedule 13G/A jointly filed with the SEC on February 14, 2022 by Putnam Investments, LLC, Putnam Investment Management, LLC, the Putnam Advisory Company, LLC and Putnam Focused Equity Fund (collectively, “Putnam”). Includes zero shares as to which sole voting power is claimed, 286,873 shares as to which sole dispositive power is claimed and zero shares as to which shared voting power and shared dispositive power is claimed. Putnam’s address is 100 Federal Street, Boston, Massachusetts 02110.

(3)Based on information contained in a Form 4 filed by Mr. Chatterjee on February 26, 2021. Does not include the 40,000 unvested restricted shares of common stock, which were forfeited upon Mr. Chatterjee's termination for cause. Mr. Chatterjee also owns 100 shares of Series L Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(4)Based on information contained in a Form 4 filed by Mr. Ellison on October 14, 2020.

(5)Based on information contained in a Form 4 filed by Mr. Lowe on February 21, 2020.

(6)Based on information contained in a Form 4 filed by Mr. Gray on October 14, 2020.

(7)Based on information contained in a form 4 filed by Mr. Moltke-Hansen on February 26, 2021. Does not include 5,000 unvested restricted shares of common stock, which were forfeited upon Mr. Moltke-Hansen's resignation.

(8)Based on information contained in a Form 4 filed by Mr. Singer on February 26, 2021. Does not include 5,000 unvested restricted shares of common stock, which were forfeited upon Mr. Singer's resignation.

(9)Includes 2,412 shares issuable to each of Messrs. Byrd and Engerman and Governor de Jongh, Jr. for service on our Board for the 2021 to 2022 service year that will vest in 2022 pursuant to the AAMC 2020 Equity Incentive Plan.

(10)Pursuant to Mr. Krallman's employment contract, on June 28, 2021, Mr. Krallman received an initial equity award consisting of 5,000 restricted shares. The restricted shares are to vest annually over a three-year period following the date of the grant.

(11)Pursuant to Mr. Sullivan's employment contract, on September 20, 2021, Mr. Sullivan received an initial equity award consisting of 3,000 restricted shares. The restricted shares are to vest annually over a three-year period following the date of grant.

(12)Includes Messrs. Byrd, Engerman, Governor de Jongh, Jr., McCarthy, Krallman and Sullivan.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2021 with respect to compensation plans under which our equity securities are authorized for issuance (other than the 2016 Employee Preferred Stock Plan).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
2012 Equity Incentive Plan	5,850	$4.36	—
2020 Equity Incentive Plan	—	$—	82,288

Equity Compensation Plans Not Approved by Security Holders:
Option Award Agreement and Restricted Stock Award Agreement	—	—	40,000
Total	5,850	$4.36	122,288

The Equity Incentive Plans allow for grants to be made in a number of different forms, including but not limited to options, restricted stock, restricted stock units and stock appreciation rights. Other than the grant of these options, we have granted restricted shares of common stock under the 2020 Equity Incentive Plan and 2012 Equity Incentive Plan. We have also issued shares of common stock to our non-management Directors in connection with their service on our Board as described above in “Director Compensation."

As of December 31, 2021, we had 5,850 outstanding options issued under the 2012 Equity Incentive Plan with a weighted average exercise price of $4.36. All options were exercised in March 2022.

On January 30, 2020, as approved in connection with his appointment as our Co-Chief Executive Officer on January 13, 2020, Mr. Chatterjee was granted inducement equity awards that were made outside of our 2012 Equity Incentive Plan but are otherwise subject to the terms and conditions of the 2012 Equity Incentive Plan. Such initial equity award qualified as “inducement awards” for purposes of the NYSE American's exemption from stockholder approval requirements for inducement awards. The equity awards consisted of options to purchase 60,000 shares of common stock and 60,000 restricted shares. On January 30, 2020, 20,000 shares of restricted shares vested. The 60,000 options and remaining 40,000 restricted stock were forfeited on April 16, 2021 due to the former Chief Executive Officer's termination. Per the plan, the option shares were canceled at the time of forfeiture and the restricted shares reacquired by the plan.

During 2021, 8,000 restricted shares were issued with a weighted average grant date value per share of $21.58. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans to members of management. These grants will vest in three equal annual installments based on the grant date(s), subject to forfeiture or acceleration.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On August 13, 2020, AAMC and Front Yard entered into a Termination and Transition Agreement (the “Termination Agreement”), pursuant to which the Company and Front Yard have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provided that the Amended AMA would terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period ended at the close of business, December 31, 2020, the time that AAMC and Front Yard mutually agreed that all required transition activities have been successfully completed (the “Termination Date”). On the Termination Date, the Amended AMA terminated, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard paid AAMC an aggregate termination fee of $46.0 million (the “Termination Fee”), consisting of the following payments:

▪$15.0 million paid in cash to AAMC on August 17, 2020,
▪$15.0 million paid in cash on the Termination Date, and
▪$16.0 million paid in Front Yard common stock on the Termination Date.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, GA, Auditor Firm ID: 42. The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2021 and 2020:

Category	2021	2020
Audit Fees	$472,494	$468,950
Audit-Related Fees	—	—
Tax Fees	16,640	17,546
All Other Fees	—	—
Total	$489,134	$486,496

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

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

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2021 and 2020.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2021 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal years ended December 31, 2021 and 2020, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

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

Part IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Third Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1	Description of Registrant's Securities.
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.7†	Employment Agreement of Thomas K. McCarthy, dated as of August 16, 2021, as amended on December 30, 2021.
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.9†	Employment Agreement of Stephen R. Krallman, dated as of May 24, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2021).
10.10†	Employment Agreement of Jason Kopcak, dated as of March 16, 2022. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2022.)
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
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

10.13†	Amendment dated March 30, 2022 to the Employment Agreement of Thomas K. McCarthy, dated August 16, 2021, as amended on December 20, 2021.
21	Schedule of Subsidiaries.
23	Consent of Ernst & Young LLP.
24	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022).

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Interim CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	May 2, 2022	By:	/s/	Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer

Date:	May 2, 2022	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

*	Director	May 2, 2022
John P. de Jongh, Jr.

*	Director	May 2, 2022
Ricardo C. Byrd

*	Director	May 2, 2022
John A. Engerman

/s/ Thomas K. McCarthy	Interim Chief Executive Officer	May 2, 2022
Thomas K. McCarthy

/s/ Stephen Ramiro Krallman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2022
Stephen Ramiro Krallman

__________
* A signed Power of Attorney authorizing Thomas K. McCarthy and Stephen Ramiro Krallman each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2021 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on March 31, 2022.