Form 10-Q
period 2022-03-31
Altisource Asset Management Corp
filed 2022-05-13
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 6, 2022, 2,061,411 shares of our common stock were outstanding (excluding 1,360,980 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2022

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

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ii

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Current assets:
Cash and cash equivalents	$54,370	$78,349
Loans held for investment, at fair value	12,223	—
Prepaid expenses and other assets	1,752	1,837
Total current assets	68,345	80,186

Non-current assets:
Loans held for investment, at fair value	5,500	—
Right-of-use lease assets	785	825
Other non-current assets	355	465
Total non-current assets	6,640	1,290
Total assets	$74,985	$81,476

Current liabilities:
Accrued salaries and employee benefits	$814	$983
Accounts payable and accrued liabilities	4,150	3,465
Short-term lease liabilities	144	139
Total current liabilities	5,108	4,587

Non-current liabilities:
Long-term lease liabilities	677	720
Other non-current liabilities	—	2,697
Total non-current liabilities	677	3,417
Total liabilities	5,785	8,004

Commitments and contingencies (Note 6)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of March 31, 2022 and December 31, 2021. 144,212 shares issued and outstanding and $144,212 redemption value as of March 31, 2022 and 150,000 shares issued and outstanding and $150,000 redemption value as of December 31, 2021.	144,212	150,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,422,391 and 2,061,411 shares issued and outstanding, respectively, as of March 31, 2022 and 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of December 31, 2021.	34	34
Additional paid-in capital	148,742	143,523
Retained earnings	53,753	57,450
Accumulated other comprehensive loss	48	54
Treasury stock, at cost, 1,360,980 shares as of March 31, 2022 and December 31, 2021.	(277,589)	(277,589)
Total stockholders' deficit	(75,012)	(76,528)
Total liabilities and equity	$74,985	$81,476
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Expenses:
Salaries and benefits	$924	$3,545
Legal fees	1,357	1,336
Professional fees	266	549
General and administrative	729	753
Acquisition charges	424	—
Total expenses	3,700	6,183

Other (loss) income:
Change in fair value of Front Yard common stock	—	146
Foreign exchange gain, net	2	—
Change in fair value of equity securities	—	5,721
Dividend income	—	2,154
Interest expense	—	(36)
Other income	6	135
Total other income	8	8,120

Net (loss) income from continuing operations before income taxes	(3,692)	1,937
Income tax expense	5	2,294
Net loss from continuing operations	(3,697)	(357)

Discontinued operations:
Gain on disposal of operation related to Front Yard	—	7,485
Income tax expense related to disposal	—	1,272
Net gain on discontinued operations	—	6,213

Net (loss) income attributable to common stockholders	$(3,697)	$5,856

Continuing operations earnings per share
Net loss from continuing operations	(3,697)	(357)
Gain on preferred stock transaction	5,122	71,883
Numerator for earnings per share from continuing operations	$1,425	$71,526

Discontinued operations earnings per share
Net income from discontinued operations	$—	$6,213

Earnings per share of common stock – basic:
Continuing operations – basic	$0.69	$38.78
Discontinued operations – basic	—	3.37
Earnings per basic common share	$0.69	$42.15
Weighted average common stock outstanding – basic	2,056,666	1,844,212

Earnings per share of common stock – diluted:
Continuing operations – diluted	$0.66	$34.42
Discontinued operations – diluted	—	2.99
Earnings per diluted common share	$0.66	$37.41
Weighted average common stock outstanding – diluted	2,174,002	2,078,077
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net (loss) income:	$(3,697)	$5,856
Other comprehensive loss:
Currency translation adjustments, net	(6)	(2)
Total other comprehensive loss:	(6)	(2)

Comprehensive (loss) income:	$(3,703)	$5,854

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—	25
Share-based compensation, net of tax	—	—	72	—	—	—	72
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Preferred stock conversion	—	—	5,122		—	—	5,122
Net loss	—	—	—	(3,697)	—	—	(3,697)
March 31, 2022	3,422,391	$34	$148,742	$53,753	$48	$(277,589)	$(75,012)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation, net of tax	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net				—	(2)		(2)
Acquisition and disposition of subsidiaries				28	125		153
Preferred stock conversion	288,283	2	78,935	—			78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	$34	$127,953	$69,310	$58	$(277,562)	$(80,207)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net (loss) income	$(3,697)	$5,856
Less: Income from discontinued operations, net of tax	—	6,213
Loss from continuing operations	(3,697)	(357)
Adjustments to reconcile net (loss) income from continuing operations to net cash operating activities:
Depreciation	73	83
Change in fair value of Front Yard common stock	—	(146)
Share-based compensation	72	2,446
Amortization of operating lease right-of-use assets	40	33
Dividend income	—	(2,154)
Change in fair value of equity securities	—	(5,722)
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Receivable from Front Yard	—	3,414
Prepaid expenses and other assets	5	(982)
Other non-current assets	37	1,657
Accrued salaries and employee benefits	(157)	(2,134)
Accounts payable and accrued liabilities	(714)	(7,632)
Other non-current liabilities and operating lease liabilities	(38)	3,777
Interest payable	—	36
Net cash used in continuing operations	(4,379)	(7,681)
Net cash provided by discontinued operations	—	5,439
Net cash used in operating activities	(4,379)	(2,242)
Investing activities:
Purchase of equity securities	—	(96,950)
Purchase of loans held for investment	(17,723)	—
Dividends received	—	142
Proceeds from sale of equity securities	—	47,501
Investment in property and equipment	—	(511)
Net cash used in continuing operations	(17,723)	(49,818)
Net cash provided by discontinued operations	—	511
Net cash used in investing activities	(17,723)	(49,307)
Financing activities:
Proceeds from borrowed funds	—	28,549
Repayment of borrowed funds	—	(142)
Conversion of preferred stock	(1,893)	(2,868)
Proceeds and payment of tax withholding on stock options exercised, net	25	4
Shares withheld for taxes upon vesting of restricted stock	—	(1,019)
Net payment to subsidiaries included in disposal group	—	(80)
Net cash (used in) provided by continuing operations	(1,868)	24,444
Net cash provided by discontinued operations	—	80
Net cash (used in) provided by financing activities	(1,868)	24,524
Net change in cash and cash equivalents	(23,970)	(27,025)
Effect of exchange rate changes on cash and cash equivalents	(9)	120
Consolidated cash and cash equivalents, beginning of period	78,349	41,807
Consolidated cash and cash equivalents, end of the period	$54,370	$14,902

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Income taxes paid	5	89
Right-of-use lease assets recognized - operating leases	—	308

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations on December 21, 2012.Our primary business was to provide asset management and certain corporate governance services to institutional investors. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles. Our primary client was Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States.

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

In March 2022, AAMC created the Alternative Lending Group (ALG). The Company has committed $40 million to grow the operations of the ALG to perform the following:

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

ALG's primary sources of income will be derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet for investment.

In addition to ALG operations, AAMC has also committed to $2.0 million of initial capital to invest into a Crypto ATM business through its Right of First Refusal Agreement with the cryptocurrency company, ForumPay, with the intent to deploy crypto enabled ATMs worldwide. The Crypto ATMs using ForumPay's software will generally allow users to purchase multiple cryptocurrencies such as Bitcoin, Ethereum and Litecoin, using fiat currency, sell the same cryptocurrencies and eventually remit payments globally either in cryptocurrency or the local fiat currency. The Company will earn revenue by charging fees for utilizing the ATMs for exchange between cryptocurrency and local fiat currency. We will initially invest $2.0 million and plan to invest more as the opportunity warrants.

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

In management's opinion, the unaudited interim condensed consolidated financial statements contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Loans held for investment or sale, carried at fair market value

We will both originate or purchase alternative loans. These loans will either be classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our condensed consolidated statements of operations in the period of the change. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date.

We will estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we have or will invest in is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 3 for further discussion on fair value measurements.

Interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has been cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan will be placed back on accrual status.

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

Current Litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. On February 17, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice related to the Series A shares. Luxor and AAMC have completed discovery in the action and summary judgment motions are currently scheduled to be filed by June 23, 2022.

–AAMC (plaintiff) v. Luxor (defendant)

On January 27, 2020, AAMC filed a complaint for declaratory judgment relief in the Superior Court of the Virgin Islands, Division of St. Croix (“Superior Court”), against Luxor Capital Group, LP and certain of its funds and managed accounts (collectively, “Luxor”) regarding AAMC’s redemption obligations under the Certificate. Pursuant to the Certificate, holders of the Series A Shares are permitted on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 to request AAMC, upon not less than 15 nor more than 30 business days’ prior notice, to redeem all but not less than all of their Series A Shares out of legally available funds. AAMC sought a declaration that AAMC is not required to redeem any of Luxor’s Series A Shares on a redemption date if AAMC does not have legally available funds to redeem all of Luxor’s Series A Shares on such redemption date. Luxor removed the action to the U.S District Court for the Virgin Islands, and, on March 24, 2020, AAMC moved to remand the action back to the Superior Court. On May 15, 2020, Luxor moved to dismiss AAMC's declaratory judgment complaint. Both motions had been fully briefed and submitted to the Court as of July 29, 2020. Due to the more advanced status of the case in New York and the similar issues in the two cases, AAMC determined to terminate the action in the Superior Court and on May 5, 2022, the parties jointly filed a voluntary dismissal of the action without prejudice.

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

On February 17, 2021, the Company entered into a settlement agreement dated as of February 17, 2021 (the “Putnam Agreement”) with Putnam. Pursuant to the Putnam Agreement, AAMC and Putnam exchanged all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock. Additionally, AAMC paid Putnam $1,636,000 within three business days of the effective date of the Putnam Agreement and $1,227,000 on the one-year anniversary of the effective date of the Putnam Agreement, and in return Putnam released AAMC from all claims related to the Series A Shares and enter into a voting rights agreement as more fully described in the Putnam Agreement. Finally, AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $71.9 million in the first quarter of 2021.

On August 27, 2021, the Company entered into a settlement agreement (the “Wellington Agreement”) with certain funds managed by Wellington Management Company LLP (collectively, “Wellington”). Under the Wellington Agreement, the Company paid Wellington $2,093,000 in exchange for 18,200 Series A Shares ($18.2 million of liquidation preference) held by Wellington, and in return Wellington agreed to release AAMC from all claims related to the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid in capital of $16.1 million gain in the third quarter of 2021.

On January 6, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with two institutional investors. Under the Settlement Agreement, the Company paid the institutional investors approximately $665 thousand in cash in exchange for 5,788 Series A shares ($5.79 million of liquidation preference) held by the institutional investors. As a result of this settlement, the Company recognized a gain of approximately $5.1 million to Additional paid in capital in the first quarter of 2022.

Recently issued accounting standards

Recently issued accounting standards adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of this standard in the first quarter of 2022 did not have a material impact on our financial statements.

Recently issued accounting standards not yet adopted

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

On August 13, 2020, AAMC and Front Yard entered into a Termination and Transition Agreement (the “Termination Agreement”), pursuant to which the Company and Front Yard have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provided that the Amended AMA would terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. In addition, Front Yard acquired the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that oversaw the management of Front Yard's business and other assets of AAMC that were used in connection with the operation of Front Yard's business.

The transition period ended at the close of business, December 31, 2020, the time that AAMC and Front Yard mutually agreed that all required transition activities had been successfully completed (the “Termination Date”). On the Termination Date, the Amended AMA terminated, and the Company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary. On January 1, 2021, in connection with the Termination Agreement, the Company completed the sale of our India subsidiary.

The Company had no assets and liabilities related to our discontinued operations that constituted the Disposal Group at March 31, 2022 and December 31, 2021.

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

The following condensed table details the components comprising net income from our discontinued operations ($ in thousands):

	Three months ended March 31,
	2022	2021
Other income from discontinued operations:
Gain on disposal	—	7,485
Total other income from discontinued operations	—	7,485

Net income from discontinued operations before income taxes	—	7,485
Income tax expense	—	1,272
Net income from discontinued operations	$—	$6,213

The following table details cash flow information related to our discontinued operations for the periods indicated ($ in thousands):

	Three months ended March 31,
	2022	2021
Total operating cash flows from discontinued operations	$—	$5,439
Total investing cash flows from discontinued operations	—	511
Total financing cash flows from discontinued operations	—	80

3. Fair Value of Financial Instruments

Our initial loan portfolio was acquired on March 31, 2022. As these loans were purchased on the balance sheet date, the purchase price of the loans is deemed to be the fair market value. Future changes in fair value will be recurring and reported through our condensed consolidated statements of operations on a quarterly basis in the period of the change. Of the loans purchased, 2 loans represent 65% of the outstanding balance as of March 31, 2022.

For financial reporting purposes of our alternative loans, we will follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an "exit price" at the measurement date, or at the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an assets or liabilities that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

The following table presents the assets that are reported at fair value on a recurring basis as of March 31, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any assets that were reported at fair value as of December 31, 2021. We did not have any liabilities to report as of March 31, 2022 and December 31, 2021.

March 31, 2022	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Assets
Loans held for investment	$17,723	$—	$—	$17,723

As of March 31, 2022, the Company had no securities outstanding. We did not transfer any assets from one level to another level during the year ended December 31, 2021.

Investment gains/losses in the three months ended of 2021 and 2020 are summarized as follows ($ in thousands):

	Three months ended March 31,
	2022	2021
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$—	$5,721
Front Yard common stock:
Investment gains on securities sold during the period	—	146
Total change in fair value of equity securities and Front Yard common stock	$—	$5,867

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we owned in 2021, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the three months ended March 31, 2021. No proceeds were received in three months ended March 31, 2022 because no investments were held. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

4. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution. We paid interest on all of our borrowings each month when a balance was owed. All indebtedness on the margin agreement was paid off as of December 31, 2021. The Company had no borrowings outstanding at March 31, 2022 or December 31, 2021.

5. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, and Bengaluru, India.

As of March 31, 2022 and December 31, 2021, our weighted average remaining lease term, including applicable extensions, was 4.8 years and 5.1 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three months ended March 31, 2022 and 2021, we recognized rent expense of $49,000 and $50,000, related to long-term operating leases, respectively. We have had no short-term rent expense in March 31, 2022 and 2021 reporting periods. We include rent expense as a component of general and administrative expenses in the condensed consolidated statements of operations. We had no finance leases during the three months ended March 31, 2022 and 2021.

The following table presents our future lease obligations under our operating leases as of March 31, 2022 ($ in thousands):

Operating Lease Liabilities
2022 (1)	$146
2023	203
2024	207
2025	205
2026	131
Thereafter	75
Total lease payments	967
Less: interest	146
Lease liabilities	$821
_____________
(1)Excludes the three months ended March 31, 2022.

6. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2021. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings.  The following updates and restates the description of the previously reported matters:

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

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a liability for this matter at March 31, 2022 or December 31, 2021.

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

On October 15, 2020, we granted 10,000 shares of restricted stock to former members of management with a weighted average grant date fair value per share of $19.29. The restricted stock units were to vest in three equal annual installments, on October 15, 2021, 2022, and 2023. These shares were forfeited in April 2021 upon their resignations.

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

Our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each Director attending at least 75% of the Board and committee meetings. During 2021, we granted 7,236 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $24.88.

We recorded $0.07 million and $2.4 million of compensation expense related to our share-based compensation for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an aggregate $0.2 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.0 years and 1.2 years, respectively.

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

At March 31, 2022, the Company had two less USVI employees than what is required under the provisions of the Waiver. The Company is also continuing to seek to hire USVI employees to meet the requirements of the Waiver. The Company's Chief Financial Officer and General Counsel have relocated to the USVI. They will be eligible USVI employees after one year of residency. The Company has hired Jason Kopcak as President and Chief Operating Officer who will begin his employment on or before May 15, 2022. At that time, Mr. Kopcak will relocate to the USVI and will also be an eligible USVI employee after one year of residency.

As of March 31, 2022 and December 31, 2021, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the three months ended March 31, 2022 and 2021.

The Company recorded tax expense of $5,000 on a book loss of $3.7 million in the three months ended March 31, 2022. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

9. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2022	2021
Numerator
Continuing operations:
Net loss from continuing operations	$(3,697)	$(357)
Gain on preferred stock transaction	5,122	$71,883
Numerator for basic and diluted EPS from continuing operations – net income from continuing operations attributable to common stockholders	$1,425	$71,526

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	$6,213

Total:
Net (loss) income	$(3,697)	$5,856
Gain on preferred stock transaction	$5,122	$71,883
Numerator for basic and diluted EPS – net income attributable to common stockholders	$1,425	$77,739

Denominator
Weighted average common stock outstanding – basic	2,056,666	1,844,212
Weighted average common stock outstanding – diluted	2,174,002	2,078,077

Earnings per share of common stock – basic:
Continuing operations – basic	$0.69	$38.78
Discontinued operations – basic	—	3.37
Earnings per basic common share	$0.69	$42.15

Earnings per share of common stock – diluted:
Continuing operations – diluted	$0.66	$34.42
Discontinued operations – diluted	—	2.99
Earnings per diluted common share	$0.66	$37.41

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the periods indicated ($ in thousands):

	Three months ended March 31,
	2022	2021
Denominator
Stock options	—	5,879
Restricted stock	—	59,252
Preferred stock, if converted	—	168,734

10. Segment Information

Our primary business prior to December 31, 2020 was to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue was derived from the services we provided to Front Yard, we operated as a single segment focused on providing asset management and corporate governance services.

Currently, ALG is our primary segment which we will be growing in 2022.

11. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations in December 2012. In October 2013, we applied for and were granted registration by the Securities and Exchange Commission (the “SEC”) as a registered investment adviser under Section 203(c) of the Investment Advisers Act of 1940. We historically operated in a single segment focused on providing asset management and certain corporate governance services to investment vehicles. Our primary client was Front Yard Residential Corporation ("Front Yard"), a public real estate investment trust ("REIT") focused on acquiring and managing quality, affordable single-family rental ("SFR") properties throughout the United States.

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
•ForumPay to provide advanced technology that includes:
•Cash purchases of cryptocurrencies;
•Cryptocurrency conversions to cash (in local currency);
•Capacity to fund remittances to third parties (in crypto or local currencies); and
•AAMC will be responsible for ATM hardware, installation, maintenance, operation and insurance.

We will initially invest $2.0 million and plan to invest more as the opportunity warrants.

For a discussion of the risks associated with the Company's new business, see Item 1A - “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Metrics Affecting our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, and general and administrative expenses and acquisition charges. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies.

Other Income

Other income primarily relates to income generated from marketable securities acquired and sold by the Company either through the Front Yard transaction, primarily in 2020 or on the public market in 2021.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2022 and 2021.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three months ended March 31, 2022 compared to three months ended March 31, 2021. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Salaries and Employee Benefits

Salaries and employee benefits were $0.9 million during the three months ended March 31, 2022, compared to $3.5 million during the three months ended March 31, 2021. This decrease is primarily due to restricted stock grants which were issued and vested in February 2021.

Legal, Acquisition and Professional Fees

Legal fees increased slightly to $1.4 million from $1.3 million during the three months ended March 31, 2022 and 2021, respectively. This increase is primarily due to legal and consulting fees related to the Luxor litigation and employment issues. We incurred $0.4 million and zero as acquisition costs in three months ended March 31, 2022 and 2021, respectively. Professional fees decreased to $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses decreased slightly to $0.7 million from $0.8 million during the three months ended March 31, 2022 and 2021, respectively.

Change in Fair Value of Front Yard Common Stock

The change in fair value of Front Yard common stock was $0.0 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. These changes in fair value were due solely to changes in the market price of Front Yard's common stock, as reported on the New York Stock Exchange. Upon the closing of the Front Yard merger in January 2021, the Company received cash in exchange for shares held.

Dividend and Gain on Sale Income

No dividends were received in three months ended March 31, 2022, because no REIT equity securities were held during that period. Dividend income was $2.2 million during the three months ended March 31, 2021 on REIT equity securities. No gains were recognized on REIT equity securities during the three months ended March 31, 2022 and 2021, respectively

Results of Discontinued Operations

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

We had no results from discontinued operations in the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $54.4 million compared to cash and cash equivalents of $78.3 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the purchase of loans in the ALG. At December 31, 2021, we held no Front Yard common stock. We are developing new sources of income through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses.

As referred to in Note 1 in our consolidated financial statements, the Company has settled with certain owners of its Series A Shares which has reduced the outstanding balance from $250 million to approximately $144 million. The remaining outstanding Series A Shares are owned by Luxor in which we are currently in litigation over various claims.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Our Company.” If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Loans held for investment, at fair value

On March 31, 2022, we purchased $17.7 million in loans upon the creation of ALG. These loans primarily relate to business purpose bridge loans for the positioning of real estate properties.

Equity Securities

Between February 9, 2021 and February 17, 2021, we purchased $97.0 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution. As of March 31, 2022, all equity securities had been liquidated and the standard margin arrangement was paid in full.

Treasury Shares

At March 31, 2022, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities from continuing operations	$(4,379)	$(7,681)
Net cash used in investing activities from continuing operations	(17,723)	(49,818)
Net cash (used in) provided by financing activities from continuing operations	(1,868)	24,444
Total cash flows relating to continuing operations	$(23,970)	$(33,055)

Net cash provided by operating activities from discontinued operations	$—	$5,439
Net cash provided by investing activities from discontinued operations	—	511
Net cash provided by financing activities from discontinued operations	—	80
Total cash flows relating to discontinued operations	$—	$6,030

Continuing Operations

Operating Activities from Continuing Operations

Net cash used in operating activities for the three months ended March 31, 2022, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation to select staff and operating leases. Net cash used in operating activities for the three months ended March 31, 2021, consisted primarily of payment of annual incentive compensation, ongoing salaries and benefits, and general corporate general corporate expenses in excess of revenues.

Investing Activities from Continuing Operations

Net cash used in investing activities for the three months ended March 31, 2022, consisted primarily of the purchase of ALG loans. Net cash used in investing activities for the three months ended March 31, 2021, consisted primarily of the purchase of securities offset partially by the proceeds received from the sale of Front Yard common stock.

Financing Activities from Continuing Operations

Net cash used in financing activities for the three months ended March 31, 2022, primarily relates to the conversion of preferred stock. Net cash provided by financing activities for the three months ended March 31, 2021, consisted primarily of the proceeds of borrowed funds offset partially by shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

For a discussion of our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2021; and Footnotes 1 and 3 of the Financial Statements.

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

Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors

Our risk factors have materially changed since our business has substantially changed in the past year. For additional information regarding our risk factors, you should carefully consider the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Altisource Asset Management Corporation
Date:	May 13, 2022	By:	/s/	Thomas K. McCarthy
Thomas K. McCarthy
Interim Chief Executive Officer

Date:	May 13, 2022	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer