Form 10-Q
period 2022-06-30
Altisource Asset Management Corp
filed 2022-08-11
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 5, 2022, 1,776,205 shares of our common stock were outstanding (excluding 1,647,853 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2022

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
•Current inflationary economic and market conditions, including the current rising interest rate environment;
•The ability of the Company to execute on its Action Plan ("The Plan") submitted to the NYSE American, LLC ("NYSE") to ensure the Company maintains its listing status on the NYSE;
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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Loans held for investment, at fair value	$31,981	$—
Accrued interest on loans held for investment	170	—
Cash and cash equivalents	31,317	78,349
Other assets	3,545	3,127
Total assets	$67,013	$81,476

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$1,100	$7,145
Lease liabilities	779	859
Total liabilities	1,879	8,004

Commitments and contingencies (Note 7)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of June 30, 2022 and December 31, 2021. 144,212 shares issued and outstanding and $144,212 redemption value as of June 30, 2022 and 150,000 shares issued and outstanding and $150,000 redemption value as of December 31, 2021.	144,212	150,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,424,058 and 2,063,078 shares issued and outstanding, respectively, as of June 30, 2022 and 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of December 31, 2021.	34	34
Additional paid-in capital	148,821	143,523
Retained earnings	49,621	57,450
Accumulated other comprehensive income	35	54
Treasury stock, at cost, 1,360,980 shares as of June 30, 2022 and December 31, 2021.	(277,589)	(277,589)

Total stockholders' deficit	(79,078)	(76,528)
Total Liabilities and Equity	$67,013	$81,476
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Loan interest income	$524	$—	$524	$—
Loan fee income	9	—	9	—
Total revenues	533	—	533	—

Expenses:
Salaries and employee benefits	1,555	(345)	2,479	3,200
Legal fees	1,379	2,183	2,736	3,519
Professional fees	309	472	575	1,021
General and administrative	828	611	1,557	1,364
Servicing and asset management expense	181	—	181	—
Acquisition charges	89	—	513	—
Total expenses	4,341	2,921	8,041	9,104

Other income (expense):
Change in fair value of loans held for investment	(325)	—	(325)	—
Change in fair value of equity securities	—	(2,411)	—	3,456
Gain on sale of equity securities	—	6,360	—	6,360
Dividend income	—	887	—	3,041
Other	8	(20)	16	79
Total other income (expense)	(317)	4,816	(309)	12,936

Net (loss) income from continuing operations before income taxes	(4,125)	1,895	(7,817)	3,832
Income tax expense (benefit)	7	(333)	12	1,961
Net (loss) income from continuing operations	$(4,132)	$2,228	$(7,829)	$1,871

Gain on discontinued operations (net of income tax expense of $1,272)	—	—	—	6,213
Net (loss) income attributable to common stockholders	$(4,132)	$2,228	$(7,829)	$8,084

Continuing operations earnings per share
Net (loss) income from continuing operations	$(4,132)	2,228	$(7,829)	1,871
Gain on preferred stock transaction	—	—	5,122	71,883
Numerator for earnings per share from continuing operations	$(4,132)	$2,228	$(2,707)	$73,754

Earnings per share of common stock – Basic:
Continuing operations	$(2.00)	$1.09	$(1.31)	$37.86
Discontinued operations	—	—	—	3.19
Total	$(2.00)	$1.09	$(1.31)	$41.05
Weighted average common stock outstanding	2,063,078	2,050,786	2,059,872	1,948,070

Earnings per share of common stock – Diluted:
Continuing operations	$(2.00)	$1.01	$(1.31)	$34.50
Discontinued operations	—	—	—	2.91
Total	$(2.00)	$1.01	$(1.31)	$37.41
Weighted average common stock outstanding	2,063,078	2,195,806	2,059,872	2,137,513
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income:	$(4,132)	$2,228	$(7,829)	$8,084
Other comprehensive loss:
Currency translation adjustments, net	(13)	(4)	(19)	(6)
Total other comprehensive loss:	(13)	(4)	(19)	(6)

Comprehensive (loss) income:	$(4,145)	$2,224	$(7,848)	$8,078

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)		$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—		25
Share-based compensation, net of tax	—	—	72	—	—	—		72
Currency translation adjustments, net	—	—	—	—	(6)	—		(6)
Preferred stock conversion	—	—	5,122		—	—		5,122
Net loss	—	—	—	(3,697)	—	—		(3,697)
March 31, 2022	3,422,391	34	148,742	53,753	48	(277,589)		(75,012)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,667	—	—	—	—	—		—
Share-based compensation, net of tax	—	—	79	—	—	—		79
Currency translation adjustments, net	—	—	—	—	(13)	—		(13)
Net loss	—	—	—	(4,132)	—	—		(4,132)
June 30, 2022	3,424,058	$34	$148,821	$49,621	$35	$(277,589)	0	$(79,078)

See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation, net of tax	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net				—	(2)		(2)
Acquisition and disposition of subsidiaries				28	125		153
Preferred stock conversion	288,283	2	78,935	—			78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	34	127,953	69,310	58	(277,562)	(80,207)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	8,622	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(27)	(27)
Share-based compensation, net of tax	—	—	(581)	—	—	—	(581)
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net income	—	—	—	2,228	—	—	2,228
June 30, 2021	3,416,541	$34	$127,372	$71,538	$54	$(277,589)	$(78,591)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(7,829)	$8,084
Less: Income from discontinued operations, net of tax	—	6,213
(Loss) income from continuing operations	(7,829)	1,871
Adjustments to reconcile net (loss) income from continuing operations to net cash operating activities:
Depreciation	145	164
Share-based compensation	151	1,866
Amortization of operating lease right-of-use assets	84	71
Change in fair value of loans held for investment	325	—
Dividend income	—	(3,041)
Change in fair value of equity securities	—	(3,456)
Gain on securities	—	(6,360)
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Other assets and liabilities	(5,710)	(5,680)
Receivable from Front Yard	—	3,414
Net cash used in continuing operations	(12,834)	(11,151)
Net cash provided by discontinued operations	—	5,439
Net cash used in operating activities	(12,834)	(5,712)
Investing activities:
Purchase of loans held for investment	(40,350)	—
Principal payments on loans	8,043	—
Purchase of equity securities	—	(96,950)
Dividends received	—	2,360
Proceeds from sale of equity securities	—	114,316
Investment in property and equipment	—	(511)
Net cash (used in) provided by continuing operations	(32,307)	19,215
Net cash provided by discontinued operations	—	511
Net cash (used in) provided by investing activities	(32,307)	19,726
Financing activities:
Conversion of preferred stock	(1,893)	(2,868)
Proceeds from borrowed funds	—	28,549
Repayment of borrowed funds	—	(28,549)
Proceeds and payment of tax withholding on stock options exercised, net	25	5
Shares withheld for taxes upon vesting of restricted stock	—	(1,046)
Net payment to subsidiaries included in disposal group	—	(80)
Net cash used in continuing operations	(1,868)	(3,989)
Net cash provided by discontinued operations	—	80
Net cash used in financing activities	(1,868)	(3,909)
Net change in cash and cash equivalents	(47,009)	10,105
Effect of exchange rate changes on cash and cash equivalents	(23)	115
Consolidated cash and cash equivalents, beginning of period	78,349	41,807
Consolidated cash and cash equivalents, end of the period	$31,317	$52,027

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$—	$60
Income taxes paid	3,763	225
Right-of-use lease assets recognized - operating leases	—	308

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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

In March 2022, AAMC created the Alternative Lending Group (ALG). The Company has committed $50 million to grow the operations of the ALG to perform the following:

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

The Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) in the second quarter of 2022. This change was prompted by the Company's strategic decision to launch an alternative lending operation, ALG, in March 2022, as described above. The presentation of an unclassified balance sheet is consistent with that of the Company’s peers within the lending industry. Further, the previous classified presentation was not utilized to derive any metric by which the Company is measured or will be measured on a prospective basis. As the Company is now presenting an unclassified balance sheet, reclassification adjustments have been made to the historical Condensed Consolidated Balance Sheet at December 31, 2021 in order for it to conform with the current unclassified presentation.

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

Loans held for investment or sale, carried at fair market value

We will both originate and purchase alternative loans. These loans will either be classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our condensed consolidated statements of operations in the period of the change. Purchased loans, also known as correspondent loans, can be bought with a net strip interest component in that the seller of the loan will receive an agreed upon percentage of the coupon interest generated from the sold loan. This strip component is reflected as service and asset management expense on the condensed consolidated statements of operations.

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

Current Litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. On February 17, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice related to the Series A shares. Luxor and AAMC have completed discovery in the action. AAMC and Luxor each filed summary judgment motions on July 18, 2022.

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

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. If Luxor were to prevail in its lawsuit, our liquidity could be materially and adversely affected.

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

On July 18, 2022, the Company entered into an agreement (the "Purchase Agreement") with Putnam in which the Company repurchased 286,873 shares of common stock of the Company owned by Putnam (the "Putnam Shares"). The aggregate purchase price of the Putnam Shares was $2,868,730, or $10 per share.

Pursuant to the Purchase Agreement, the Company and Putnam also agreed to terminate the most favored nation clause granted to Putnam in the Putnam Agreement. The Company and Putnam also agreed to terminate all of Putnam's shareholder voting obligations included in the Putnam Agreement.

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

On January 6, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with two institutional investors. Under the Settlement Agreement, the Company paid the institutional investors approximately $665 thousand in cash in exchange for 5,788 Series A shares ($5.79 million of liquidation preference) held by the institutional investors. As a result of this settlement, the Company recognized a one-time gain directly to Additional paid in capital of approximately $5.1 million in the first quarter of 2022.

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

The Company had no assets and liabilities related to our discontinued operations that constituted the Disposal Group at June 30, 2022 and December 31, 2021.

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

The following condensed table details the components comprising net income from our discontinued operations for the six months ended June 30, 2021. No income was received in the three months ended June 30, 2021. ($ in thousands)

Six months ended June 30, 2021
Other income from discontinued operations:
Gain on disposal	7,485
Total other income from discontinued operations	7,485

Net income from discontinued operations before income taxes	7,485
Income tax expense	1,272
Net income from discontinued operations	$6,213

The following table details cash flow information related to our discontinued operations for the six months ended June 30, 2021 ($ in thousands):

Six months ended June 30, 2021
Total operating cash flows from discontinued operations	$5,439
Total investing cash flows from discontinued operations	511
Total financing cash flows from discontinued operations	80

3. Loans Held for Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third part originators. The composition of the loan portfolio as of June 30, 2022 and December 31, 2021, is summarized below:

	(In thousands)
	June 30, 2022	December 31, 2021
Total loan commitments	$45,229	$—
Less: construction holdbacks	(12,923)	—
Total principal outstanding	32,306	—
Valuation reserve	(325)	—
Loans held for investment, at fair value	$31,981	$—

The loan portfolio consists of 43 loans at June 30, 2022, with a weighted average coupon of 8.7%, of which the Company receives a net yield of 6.7% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 12 months. 9 loans represent 63% of the total principal outstanding at June 30, 2022. There were no loans on nonaccrual status or 90 days or more past due at June 30, 2022.

The composition of the total loan commitment by state as of June 30, 2022 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$17,219	38.1%
California	9,699	21.4%
New York	8,012	17.7%
Texas	4,630	10.2%
New Jersey	2,523	5.6%
Other	3,146	7.0%
Total	$45,229	100.0%

For financial reporting purposes of our alternative loans, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an "exit price" at the measurement date, or at the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an assets or liabilities that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

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

The following table presents the assets that are reported at fair value on a recurring basis as of June 30, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any assets that were reported at fair value as of December 31, 2021. We did not have any liabilities to report as of June 30, 2022 and December 31, 2021.

June 30, 2022	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Assets
Loans held for investment	$31,981	$—	$—	$31,981

The estimated fair value for our business purpose loans is determined using discounted cash flow modeling (DCF) for both performing and nonaccrual loans. For performing loans, the DCF is based on the future expected cash flows of each loan in accordance with its contractual terms net of the strip component. Cash flows for performing loans with construction holdbacks incorporate the draws to complete the required improvements to the underlying property securing the loan. For nonaccrual loans, the estimated cash flows are based on the current fair value of the collateral of the loans, in which the Company will utilize a third-party appraisal to determine the fair value (Level 3). At June 30, 2022 the Company had no nonaccrual loans.

The discount rate utilized for the DCF applied to the net yield to be received by the Company was 7.8%, which is greater than the overall yield on the portfolio of 6.7%, resulting in the decrease in value of the portfolio at June 30, 2022. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate (SOFR) (Level 3).

As of June 30, 2022, the Company had no securities outstanding. We did not transfer any assets from one level to another level during the year ended December 31, 2021.

4. Equity Securities

Investment gains/losses in the six months ended of 2022 and 2021 are summarized as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$—	$(2,411)	$—	$3,310
Investment gains on securities sold during the period	—	6,360	—	6,360
	—	3,949	—	9,670

Front Yard common stock:
Investment gains on securities sold during the period	—	—	—	146
	—	—	—	146

Total change in fair value of equity securities and Front Yard common stock	$—	$3,949	$—	$9,816

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we owned in 2021, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the six months ended June 30, 2021. No proceeds were received in six months ended June 30, 2022 because no investments were held. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

5. Borrowings

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution. We paid interest on all of our borrowings each month when a balance was owed. All indebtedness on the margin agreement was paid off as of December 31, 2021. The Company had no borrowings outstanding at June 30, 2022 or December 31, 2021.

6. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, and Bengaluru, India. Effective July 1, 2022, the Company entered into a new lease for office space in Tampa, Florida that expires on February 28, 2024.

As of June 30, 2022 and December 31, 2021, our weighted average remaining lease term, including applicable extensions, was 4.6 years and 5.1 years, respectively. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and six months ended June 30, 2022, we recognized rent expense of $49,000 and $98,000, related to long-term operating leases, respectively. During the three and six months ended June 30, 2021, we recognized rent expense of $50,000 and $100,000, related to long-term operating leases, respectively. We had no short-term rent expense during the three and six months ended June 30, 2022 and 2021. We include rent expense as a component of general and administrative expenses in the condensed consolidated statements of operations. We had no finance leases during the three and six months ended June 30, 2022 and 2021.

The following table presents our future lease obligations under our operating leases as of June 30, 2022 ($ in thousands):

Operating Lease Liabilities
2022 (1)(2)	$97
2023 (2)	200
2024	204
2025	203
2026	131
Thereafter	75
Total lease payments	910
Less: interest	131
Lease liabilities	$779
_____________
(1)Excludes the six months ended June 30, 2022.
(2)Does not include the Tampa, Florida lease executed July 1, 2022 in which the total lease obligation is approximately $293 thousand less $16 thousand interest, netting a total lease liability of $277 thousand.

7. Commitments and Contingencies

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

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

Please refer to Note 1 – Section Series A Convertible Preferred Stock in 2014 Private Placement.

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and made extra contractual claims against the Company for not affording Mr. Chatterjee a “fair procedure” and placed him in a “false light” by disclosing Mr. Chatterjee’s termination in its public announcement of the for cause termination. In addition, the arbitration complaint also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. On October 20, 2021, the arbitrator granted the Company’s motion to dismiss with respect to Mr. Chatterjee’s “fair procedure” and “false light” claims, but denied the motion to dismiss the tort claim against each of the directors. On July 11, 2022, the Company moved for summary judgment seeking dismissal of Mr. Chatterjee's remaining claims, and further seeking entry of judgment on the majority of the Company's counterclaims. Mr. Chatterjee's response to the Company's motion for summary judgment is due August 31, 2022. To the extent the matter is not concluded during summary judgment, the arbitrator has set a trial date for October 24-28, 2022. The Company and the directors intend to vigorously defend the claims.

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

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a liability for this matter at June 30, 2022 or December 31, 2021.

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

8. Share-Based Payments

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. The restricted stock units will vest in three equal annual installments on May 2023, 2024, and 2025 subject to forfeiture or acceleration.
On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. The restricted stock units will vest in three equal annual installments on September 20, 2022, 2023 and 2024 subject to forfeiture or acceleration.

On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. 1,667 shares of this grant vested on June 28, 2022. The remaining restricted stock units will vest in two equal annual installments on June 28, 2023 and 2024 subject to forfeiture or acceleration.

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

On January 30, 2020, in order to induce our former Chief Executive Officer to join the Company, we granted 60,000 shares of restricted stock and 60,000 stock options to our former Chief Executive Officer. The restricted stock and stock options had a weighted average grant date fair value of $13.11 and $10.61, respectively. The restricted stock units were scheduled to vest in three equal annual installments on January 30, 2021, 2022, and 2023. On April 16, 2021, the former Chief Executive Officer was terminated for cause, and as a result, 40,000 unvested restricted stock units and 60,000 unvested options were forfeited at that date.

Our independent Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. These shares of restricted stock vest and are issued after a one-year service period, subject to each independent Director attending at least 75% of the Board and committee meetings. During 2021, we granted 7,236 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $24.88.

We recorded $0.08 million and $0.15 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2022. We recorded $(0.6) million and $1.9 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, we had an aggregate $0.2 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.5 years and 1.2 years, respectively.

9. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated July 13, 2022, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2022 through June 30, 2022. The Company will request an extension of the Waiver period to December 31, 2022.

At June 30, 2022, the Company had one less USVI employees than what is required under the provisions of the Waiver. The Company's Chief Financial Officer and General Counsel relocated to the USVI in 2021. The Company's Chief Financial Officer became an eligible USVI employee in June, 2022 and the General Counsel will be eligible in September, 2022. The Company hired Jason Kopcak as President and Chief Operating Officer, now Chief Executive Officer, in May 2022. Mr. Kopcak has relocated to the USVI and will also be an eligible USVI employee after one year of residency. While we expect to meet the requirements of the Waiver in 2022, with the extension, the Company continues to seek to hire USVI employees when possible.

As of June 30, 2022 and December 31, 2021, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2022 and 2021.

The Company recorded tax expense of $7 thousand on a book loss of $4.1 million in the second quarter of 2022. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

10. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Continuing operations:
Net loss from continuing operations	$(4,132)	$2,228	$(7,829)	$1,871
Gain on preferred stock transaction	—	—	5,122	$71,883
Numerator for basic and diluted EPS from continuing operations – net income from continuing operations attributable to common stockholders	$(4,132)	$2,228	$(2,707)	$73,754

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	$—	$—	$6,213

Total:
Net (loss) income	$(4,132)	$2,228	$(7,829)	$8,084
Gain on preferred stock transaction	—	—	$5,122	$71,883
Numerator for basic and diluted EPS – net income attributable to common stockholders	$(4,132)	$2,228	$(2,707)	$79,967

Denominator
Weighted average common stock outstanding – basic	2,063,078	2,050,786	2,059,872	1,948,070
Weighted average common stock outstanding – diluted	2,063,078	2,195,806	2,059,872	2,137,513

Earnings per share of common stock – Basic:
Continuing operations	$(2.00)	$1.09	$(1.31)	$37.86
Discontinued operations	—	0.00	—	3.19
Total	$(2.00)	$1.09	$(1.31)	$41.05

Earnings per share of common stock – Diluted:
Continuing operations	$(2.00)	$1.01	$(1.31)	$34.50
Discontinued operations	—	—	—	2.91
Total	(2.00)	$1.01	$(1.31)	$37.41

11. Segment Information

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

12. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and the following events have occurred.

•On July 1, 2022, the Company entered into an operating lease agreement for approximately 7,000 square feet of office space in Tampa, Florida through February 28, 2024.

•On July 18, 2022 the Company repurchased the Putnam Shares for $2.87 million, refer to Footnote 1, for further discussion.

•On August 2, 2022, the Company entered into a Master Repurchase Agreement with Flagstar Bank FSB ("Flagstar"), a federal savings bank, as a buyer and administrative agent. The Company will use the proceeds from the Line to fund the acquisition and origination of business purpose loans (the “Loans”) secured by residential, multifamily and certain commercial properties. Flagstar will have a security interest in the Loans subject to a transaction under the Line. The Line's maturity is 364 days from the execution date.

The Line accrues price differential at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Price differential is payable monthly. The Line also charges a fee on the unused portion of the $50 million if the average outstanding balance of the Line is less than a threshold level of the total commitment.

The Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) quarter-end tangible net worth; 2) quarter-end liquidity; and 3) a quarter-end ratio of total liabilities to tangible net worth. The Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the Line and the liquidation of Loans subject to a transaction.

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

In addition to ALG operations, AAMC will also invest capital into a Crypto ATM business, including through its Right of First Refusal Agreement with the cryptocurrency company, ForumPay, with the intent to deploy crypto enabled ATMs worldwide. The Crypto ATMs will generally allow users to purchase multiple cryptocurrencies such as Bitcoin, Ethereum and Litecoin, using fiat currency, sell the same cryptocurrencies and eventually remit payments globally either in cryptocurrency or the local fiat currency. We will initially invest $2.0 million and plan to invest more as the opportunity warrants.

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

Metrics Affecting our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consists of loan interest income earned on our loans held for investment.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, servicing and asset management expense and acquisition charges. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors. Servicing and asset management expenses include loan commissions. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies.

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2022 and 2021.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income was $0.5 million for three and six months ended June 30, 2022. No loan interest income was received in 2021 as we had not developed said lines of business at that time.

Salaries and Employee Benefits

Salaries and employee benefits were $1.6 million and $2.5 million during the three and six months ended June 30, 2022, compared to $(0.3) and $3.2 million during the three and six months ended June 30, 2021. The quarterly increase was primarily due to adjustments to expense in accordance with the respective employment agreements of the executives who departed in the second quarter of 2021. The year to date decrease is due to lower costs from the departure of those executives until replacements were hired.

Legal, Acquisition and Professional Fees

Legal fees were to $1.4 million and $2.7 million during the three and six months ended June 30, 2022 compared to $2.2 million and $3.5 million during the three and six months ended June 30, 2021, respectively. The 2022 decrease was primarily due to higher legal and consulting fees related to the Luxor litigation and employment issues incurred in 2021. We incurred $0.1 million and $0.5 million as acquisition costs in the three and six months ended June 30, 2022. No acquisition costs were incurred in the three and six months ended June 30, 2021. Professional fees slightly decreased at $0.3 million and $0.6 million from $0.5 million and $1.0 million for the three and six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were slightly changed at $0.8 million and $1.6 million from $0.6 million and $1.4 million during the three and six months ended June 30, 2022 and 2021, respectively.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.2 million during the three and six months ended June 30, 2022. No servicing and asset management expense was recorded in 2021 as we had not developed the ALG line of business at that time

Change in Fair Value of Loans Held for Investment

We recognized $0.3 million expense for the change in fair value of loans held for investment three and six months ended June 30, 2022 No entry was booked in 2021 as we had not developed the ALG line of business at that time.

Dividend and Gain on Sale Income

No dividends were received in three and six months ended June 30, 2022, because no REIT equity securities were held during that period. Dividend income was $0.9 million and $3.0 million during the three and six months ended June 30, 2021 on REIT equity securities. No gains were recognized on REIT equity securities during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021 $6.4 million gains were recognized on REIT equity securities.

Results of Discontinued Operations

On August 13, 2020, we and Front Yard entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The termination of the Amended AMA and the sale of the certain assets and operations to Front Yard represented a significant strategic shift that had a major effect on our operations and financial results. Therefore, we have classified the results of our operations related to Front Yard as discontinued operations in our condensed consolidated statements of operations. Discontinued operations includes (i) the management fee revenues generated under our asset management agreements with Front Yard, (ii) expense reimbursements from Front Yard and the underlying expenses, (iii) the results of operations of our India and Cayman Islands subsidiaries, (iv) the employment costs associated with certain individuals wholly dedicated to Front Yard and (v) the costs associated with our lease in Charlotte, North Carolina, that was assumed by Front Yard. On January 1, 2021, we completed the sale of the remainder of the Disposal Group and recorded a pre-tax gain on disposal of $7.5 million. See Item 1 - Financial statements (unaudited) - “Note 2. Discontinued Operations” for further information.

We had no results from discontinued operations in the three and six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $31.3 million compared to cash and cash equivalents of $78.3 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the purchase of loans in the ALG. We are developing new sources of income through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations, servicing and asset management and other general and administrative expenses.

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

Loans held for investment, at fair value

On June 30, 2022, our loans held for investment, at fair value, was $32.0 million. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Equity Securities

Between February 9, 2021 and February 17, 2021, we purchased $97 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution. As of June 30, 2022, all equity securities had been liquidated and the standard margin arrangement was paid in full.

Treasury Shares

At June 30, 2022, a total of $268.7 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of June 30, 2022, we had an aggregate of $31.3 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities from continuing operations	$(12,834)	$(11,151)
Net cash used in investing activities from continuing operations	(32,307)	19,215
Net cash (used in) provided by financing activities from continuing operations	(1,868)	(3,989)
Total cash flows relating to continuing operations	$(47,009)	$4,075

Net cash provided by operating activities from discontinued operations	$—	$5,439
Net cash provided by investing activities from discontinued operations	—	511
Net cash provided by financing activities from discontinued operations	—	80
Total cash flows relating to discontinued operations	$—	$6,030

Continuing Operations

Operating Activities from Continuing Operations

Net cash used in operating activities for the six months ended June 30, 2022 and 2021, respectively, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues.

Investing Activities from Continuing Operations

Net cash used in investing activities for the six months ended June 30, 2022, consisted primarily of the purchase of ALG loans. Net cash provided by investing activities for the six months ended June 30, 2021, consisted primarily of the purchase of securities offset partially by the proceeds received from the sale of Front Yard common stock, partially offset by the purchase of equity securities.

Financing Activities from Continuing Operations

Net cash used in financing activities for the six months ended June 30, 2022, primarily relates to the conversion of preferred stock. Net cash used in financing activities for the six months ended June 30, 2021, consisted primarily of funds borrowed and repaid under the Company's margin loan, cash used in the repurchase of the preferred shares in the Putnam transaction and shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 7, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation.
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 3, 2021).
10.1*	Flagstar Master Repurchase Agreement among Grapetree Lending LLC, as Seller, Altisource Asset Management Corporation, as Guarantor, Flagstar Bank FSB, as a Buyer and as Administrative Agent, dated August 1, 2022
10.2*	Flagstar Bank FSB Guaranty Agreement, Altisource Asset Management Corporation, Guarantor, Flagstar Bank FSB, Administrative Agent, dated August 1, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Altisource Asset Management Corporation
Date:	August 11, 2022	By:	/s/	Jason Kopcak
Jason Kopcak
Chief Executive Officer

Date:	August 11, 2022	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer