Form 10-Q
period 2022-09-30
Altisource Asset Management Corp
filed 2022-11-02
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 28, 2022, 1,777,205 shares of our common stock were outstanding (excluding 1,647,853 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2022

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
•Current inflationary economic and market conditions, including the current rising interest rate environment and developments in the credit market;
•Access to existing and new debt capital to continue to fund our origination and acquisition platforms;
•The ability of the Company to execute on its Action Plan ("The Plan") submitted to the NYSE American, LLC ("NYSE") to allow the Company to maintain its listing status on the NYSE;
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

Available Information

Our internet address is www.altisourceamc.com. Our financial filings with the SEC on investor relations are located at https://ir.altisourceamc.com/financial-information/sec-filings on our website, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department (Investor Relations), are our certificate of incorporation and by-laws, charters for our Audit, Compensation, and Nomination/Governance Committees. Within the time period specified by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director, or senior financial officer. Our website also includes information about purchases and sales of our equity securities by our executive officers and directors.

Investor Relations can be contacted at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, USVI 00820, Attn: Investor Relations, telephone 1-704-275-9113, email: IR@AltisourceAMC.com. We use our website
ii

(www.altisourceamc.com) and may use other social media channels, to disclose public information to investors, the media, and others.

Our officers may use social media channels such as Twitter, Instagram, and others to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in the Company to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-Q.
iii

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Loans held for sale, at fair value	$7,158	$—
Loans held for investment, at fair value	90,514	—
Cash and cash equivalents	10,195	78,349
Restricted cash	3,000	—
Other assets	4,811	3,127
Total assets	$115,678	$81,476

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$3,887	$7,145
Lease liabilities	976	859
Credit facility	52,467	—
Total liabilities	57,330	8,004

Commitments and contingencies (Note 7)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of September 30, 2022 and December 31, 2021. 144,212 shares issued and outstanding and $144,212 redemption value as of September 30, 2022 and 150,000 shares issued and outstanding and $150,000 redemption value as of December 31, 2021.	144,212	150,000

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,425,058 and 1,777,205 shares issued and outstanding, respectively, as of September 30, 2022 and 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of December 31, 2021.	34	34
Additional paid-in capital	148,900	143,523
Retained earnings	45,635	57,450
Accumulated other comprehensive income	25	54
Treasury stock, at cost, 1,647,853 shares as of September 30, 2022 and 1,360,980 shares as of December 31, 2021.	(280,458)	(277,589)
Total stockholders' deficit	(85,864)	(76,528)
Total Liabilities and Equity	$115,678	$81,476
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Loan interest income	$1,739	$—	$2,263	$—
Loan fee income	166	—	175	—
Servicing fee revenue	1	—	1	—
Total revenues	1,906	—	2,439	—

Expenses:
Salaries and employee benefits	1,563	878	4,042	4,078
Legal fees	796	2,207	3,532	5,726
Professional fees	262	165	837	1,186
General and administrative	779	585	2,336	1,889
Servicing and asset management expense	252	—	433	—
Acquisition charges	—	1,353	513	1,353
Interest expense	435	—	435	60
Direct loan expense	99	—	99	—
Loan sales and marketing expense	5	—	5	—
Total expenses	4,191	5,188	12,232	14,292

Other income (expense):
Change in fair value of loans	(1,563)	—	(1,888)	—
Change in fair value of equity securities	—	(3,310)	—	146
Gain on sale of equity securities	—	1,987	—	8,347
Dividend income	—	20	—	3,061
Other	8	8	24	87
Total other (expense) income	(1,555)	(1,295)	(1,864)	11,641

Net loss from continuing operations before income taxes	(3,840)	(6,483)	(11,657)	(2,651)
Income tax expense (benefit)	146	(786)	158	1,175
Net loss from continuing operations	$(3,986)	$(5,697)	$(11,815)	$(3,826)

Gain on discontinued operations (net of income tax expense of $1,272)	—	—	—	6,213
Net (loss) income attributable to common stockholders	$(3,986)	$(5,697)	$(11,815)	$2,387

Continuing operations earnings per share
Net loss from continuing operations	$(3,986)	(5,697)	$(11,815)	(3,826)
Gain on preferred stock transaction	—	16,101	5,122	87,984
Numerator for earnings per share from continuing operations	$(3,986)	$10,404	$(6,693)	$84,158

Earnings per share of common stock – Basic:
Continuing operations	$(2.24)	$5.06	$(3.41)	$42.41
Discontinued operations	—	—	—	3.13
Total	$(2.24)	$5.06	$(3.41)	$45.54
Weighted average common stock outstanding	1,777,009	2,055,561	1,964,198	1,984,294

Earnings per share of common stock – Diluted:
Continuing operations	$(2.24)	$4.76	$(3.41)	$39.06
Discontinued operations	—	—	—	2.88
Total	$(2.24)	$4.76	$(3.41)	$41.94
Weighted average common stock outstanding	1,777,009	2,187,585	1,964,198	2,154,597
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income:	$(3,986)	$(5,697)	$(11,815)	$2,387
Other comprehensive loss:
Currency translation adjustments, net	(10)	—	(29)	(6)
Total other comprehensive loss:	(10)	—	(29)	(6)

Comprehensive (loss) income:	$(3,996)	$(5,697)	$(11,844)	$2,381

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)		$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—		25
Share-based compensation, net of tax	—	—	72	—	—	—		72
Currency translation adjustments, net	—	—	—	—	(6)	—		(6)
Preferred stock conversion	—	—	5,122		—	—		5,122
Net loss	—	—	—	(3,697)	—	—		(3,697)
March 31, 2022	3,422,391	34	148,742	53,753	48	(277,589)		(75,012)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,667	—	—	—	—	—		—
Share-based compensation, net of tax	—	—	79	—	—	—		79
Currency translation adjustments, net	—	—	—	—	(13)	—		(13)
Net loss	—	—	—	(4,132)	—	—		(4,132)
June 30, 2022	3,424,058	34	148,821	49,621	35	(277,589)	0	(79,078)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,000	—	—	—	—	—		—
Treasury shares repurchased	—	—	—	—	—	(2,869)		(2,869)
Share-based compensation, net of tax	—	—	79	—	—	—		79
Currency translation adjustments, net	—	—	—	—	(10)	—		(10)
Net loss	—	—	—	(3,986)	—	—		(3,986)
September 30, 2022	3,425,058	$34	$148,900	$45,635	$25	$(280,458)		$(85,864)

See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	153,429	2	(2)	—	—	(800)	(800)
Share-based compensation, net of tax	—	—	2,446	—	—	(219)	2,227
Currency translation adjustments, net				—	(2)		(2)
Acquisition and disposition of subsidiaries				28	125		153
Preferred stock conversion	288,283	2	78,935	—			78,937
Net income	—	—	—	5,856	—	—	5,856
March 31, 2021	3,407,919	34	127,953	69,310	58	(277,562)	(80,207)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	8,622	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(27)	(27)
Share-based compensation, net of tax	—	—	(581)	—	—	—	(581)
Currency translation adjustments, net	—	—	—	—	(4)	—	(4)
Net income	—	—	—	2,228	—	—	2,228
June 30, 2021	3,416,541	34	127,372	71,538	54	(277,589)	(78,591)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	—	17	—	—	—	17
Preferred stock conversion	—	—	16,101	—	—	—	16,101
Net loss	—	—	—	(5,697)	—	—	(5,697)
September 30, 2021	3,416,541	$34	$143,490	$65,841	$54	$(277,589)	$(68,170)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(11,815)	$2,387
Less: Income from discontinued operations, net of tax	—	6,213
Loss from continuing operations	(11,815)	(3,826)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	181	237
Share-based compensation	230	1,883
Amortization of operating lease right-of-use assets	165	105
Change in fair value of loans	1,888	—
Dividend income	—	(3,061)
Change in fair value of equity securities	—	(146)
Gain on securities	—	(8,347)
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisition of subsidiary:
Originations of held for sale loans	(6,862)	—
Additional fundings of held for sale loans	(401)	—
Other assets and liabilities	(3,836)	(7,202)
Receivable from Front Yard	—	3,414
Net cash used in continuing operations	(20,450)	(16,943)
Net cash provided by discontinued operations	—	5,439
Net cash used in operating activities	(20,450)	(11,504)
Investing activities:
Purchase of loans held for investment	(98,350)	—
Additional fundings of loans held for investment	(7,185)	—
Principal payments on loans held for investment	13,238	—
Purchase of equity securities	—	(96,950)
Dividends received	—	3,061
Proceeds from sale of equity securities	—	152,796
Investment in property and equipment	—	(511)
Net cash (used in) provided by continuing operations	(92,297)	58,396
Net cash provided by discontinued operations	—	511
Net cash (used in) provided by investing activities	(92,297)	58,907
Financing activities:
Conversion of preferred stock	(1,893)	(3,740)
Proceeds from borrowed funds	54,733	28,549
Repayment of borrowed funds	(2,266)	(28,549)
Deferred financing fees	(104)	—
Proceeds and payment of tax withholding on stock options exercised, net	25	5
Shares withheld for taxes upon vesting of restricted stock	—	(1,046)
Net payment to subsidiaries included in disposal group	—	(80)
Repurchase of common stock	(2,869)	—
Net cash provided by (used in) continuing operations	47,626	(4,861)
Net cash provided by discontinued operations	—	80
Net cash provided by (used in) financing activities	47,626	(4,781)
Net change in cash and cash equivalents	(65,121)	42,622
Effect of exchange rate changes on cash and cash equivalents	(33)	115
Consolidated cash, cash equivalents and restricted cash, beginning of period	78,349	41,807
Consolidated cash, cash equivalents and restricted cash, end of the period	$13,195	$84,544

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets:

	As of:
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$10,195	$78,349
Restricted cash	3,000	—
Total cash, cash equivalents, and restricted cash	$13,195	$78,349

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$12	$60
Income taxes paid	3,794	812
Right-of-use lease assets recognized - operating leases	277	308
Operating lease liabilities recognized	277	—

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

In March 2022, AAMC created the Alternative Lending Group (ALG). The Company has committed over $50 million to grow the operations of the ALG to perform the following:

•Build out a niche origination platform as well as a loan acquisition team;
•Fund the originated or acquired alternative loans from a combination of Company equity and existing or future lines of credit;
•Sell the originated and acquired alternative loans through forward commitment and repurchase contracts;
•Leverage senior management’s expertise in this space; and
•Utilize AAMC’s existing operations in India to drive controls and cost efficiencies.

ALG's primary sources of income is derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet for investment.

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

Loans held for sale or investment, carried at fair market value

We originate and purchase alternative loans. These loans will either be classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our condensed consolidated statements of operations in the period of the change. Purchased loans, also known as correspondent loans, can be bought with a net strip interest component in that the seller of the loan will receive an agreed upon percentage of the coupon interest generated from the sold loan. This strip component is reflected as service and asset management expense on the condensed consolidated statements of operations.

A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we have or will invest in is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 3 for further discussion on fair value measurements.

Interest for these loans is recognized as revenue based on the stated coupon when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has been cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan will be placed back on accrual status. Interest accrued as of period end is included within loans held for sale, at fair value or loans held for investment, at fair value in the condensed consolidated balance sheets as applicable.

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

Current Litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 4, 2020, the court denied AAMC’s motion to dismiss. On February 17, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice related to the Series A shares. Luxor and AAMC have completed discovery in the action. AAMC and Luxor each filed summary judgment motions on July 18, 2022 and replies to those motions on August 18, 2022 and September 15, 2022. The court has scheduled a hearing for December 1, 2022 for oral arguments on the summary judgment motions.

AAMC continues to pursue its strategic business initiatives despite this litigation. If Luxor were to prevail in its lawsuit, our liquidity could be materially and adversely affected.

–AAMC (plaintiff) v. Nathaniel Redleaf (defendant)

On October 31, 2022, AAMC filed a complaint with demand for jury trial in the Superior Court of the Virgin Islands, Division of St. Croix, against Nathaniel Redleaf alleging breach of fiduciary duty to AAMC. Mr. Redleaf was a member of AAMC’s Board of Directors for five years and the Company’s complaint alleges that he breached his fiduciary duty, by among other things, disclosing AAMC’s confidential information to Luxor. AAMC seeks a number of remedies, including compensatory damages, disgorgement of any benefit received by Luxor or Mr. Redleaf as a result of such breaches.

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

Recently issued accounting standards

Recently issued accounting standards adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of this standard in the first quarter of 2022 did not have a material impact on our financial statements.

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

The Company had no assets and liabilities related to our discontinued operations that constituted the Disposal Group at September 30, 2022 and December 31, 2021.

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

The following condensed table details the components comprising net income from our discontinued operations for the nine months ended September 30, 2021. No income was received in the three months ended September 30, 2021. ($ in thousands)

Nine months ended September 30, 2021
Other income from discontinued operations:
Gain on disposal	$7,485
Total other income from discontinued operations	7,485

Net income from discontinued operations before income taxes	7,485
Income tax expense	1,272
Net income from discontinued operations	$6,213

The following table details cash flow information related to our discontinued operations for the nine months ended September 30, 2021 ($ in thousands):

Nine months ended September 30, 2021
Total operating cash flows from discontinued operations	$5,439
Total investing cash flows from discontinued operations	511
Total financing cash flows from discontinued operations	80

3. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of September 30, 2022 and December 31, 2021, is summarized in the tables below ($ in thousands):

	Held for Sale		Held for Investment
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Total loan commitments	$13,526	$—	$110,818	$—
Less: construction holdbacks (1)	(6,263)	—	(18,521)	—
Total principal outstanding	7,263	—	92,297	—
Change in fair value of loans	(105)	—	(1,783)	—
Total loans at fair value	$7,158	$—	$90,514	$—
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 146 loans at September 30, 2022, with a weighted average coupon of 9.3%, of which the Company receives a net yield of 8.4% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 9 months. 21 loans represent 60% of the total principal outstanding at September 30, 2022. There were no loans on nonaccrual status or 90 days or more past due at September 30, 2022.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

		Loans Held for Sale	Loans Held for Investment
Balance at	December 31, 2021	$—	$—
Acquisitions		—	98,350
Originations		6,862	—
Additional fundings (1)		401	7,185
Payoffs and repayments		—	(13,238)
Fair value adjustment		(105)	(1,783)
Balance at	September 30, 2022	$7,158	$90,514
(1) Includes interest reserve in process, accrued interest and deferred fees.

The composition of the total loan commitment by state as of September 30, 2022 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$34,484	27.7%
New York	23,142	18.6%
New Jersey	12,487	10.0%
California	12,119	9.7%
Washington	9,093	7.3%
Connecticut	8,404	6.8%
Texas	4,815	3.9%
Illinois	4,459	3.6%
Other	15,341	12.4%
Total	$124,344	100.0%

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

The following table presents the assets that are reported at fair value on a recurring basis as of September 30, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any assets that were reported at fair value as of December 31, 2021. We did not have any liabilities to report at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Assets
Loans held for sale	$7,158	$—	$—	$7,158
Loans held for investment	90,514	—	—	90,514
Total measured	$97,672	$—	$—	$97,672

The estimated fair value for our business purpose loans is determined using discounted cash flow modeling ("DCF") for both performing and nonaccrual loans. For performing loans, the DCF is based on the future expected cash flows of each loan in accordance with its contractual terms net of the strip component. Cash flows for performing loans with construction holdbacks incorporate the draws to complete the required improvements to the underlying property securing the loan. For nonaccrual loans, the estimated cash flows are based on the current fair value of the collateral of the loans, in which the Company will utilize a third-party appraisal to determine the fair value (Level 3). At September 30, 2022 the Company had no nonaccrual loans.

On a loan by loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.7% which is greater than the overall yield on the portfolio of 8.4%, resulting in the decrease in value of the portfolio at September 30, 2022. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3).

As of September 30, 2022, the Company had no securities outstanding. We did not transfer any assets from one level to another level during the nine months ended September 30, 2022 and the year ended December 31, 2021.

4. Equity Securities

Investment gains/losses in the three and nine months ended September 30, 2021 and 2021 are summarized as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity securities:
Change in unrealized gains (losses) during the period on securities held at the end of the end of the period	$—	$(3,310)	$—	$—
Investment gains on securities sold during the period	—	1,987	—	8,347
	—	(1,323)	—	8,347

Front Yard common stock:
Investment gains on securities sold during the period	—	—	—	146
	—	—	—	146

Total change in fair value of equity securities and Front Yard common stock	$—	$(1,323)	$—	$8,493

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we owned in 2021, as well as gains and losses on positions sold during the period. As reflected in the condensed consolidated statements of cash flows, we received proceeds from sales of Front Yard common stock of $47.5 million in the nine months ended September 30, 2021. No proceeds were received in nine months ended September 30, 2022 because no investments were held. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period.

5. Borrowings

In August 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the “Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company uses the proceeds from the Line to fund the acquisition and origination of business purpose loans (the “Loans”) secured by residential, multifamily and certain commercial properties. Each draw on the Line can be outstanding up to 180 days. Flagstar has a security interest in the Loans subject to a transaction under the Line and requires the Company to maintain restricted cash of $3 million in a Flagstar deposit account. The Line's maturity is 364 days from the execution date. Flagstar temporarily increased their commitment to Company by $2.5 million to a total of $52.5 million at September 30, 2022. The carrying value of the Line approximates its fair value as of September 30, 2022 due to its short-term nature and floating interest rate terms.

The Line accrues interest at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest is payable at 90 days. The Company also incurs a fee on the unused portion of the $50.0 million if the average outstanding balance of the Line is less than a threshold level of the total commitment.

The average borrowing rate for the Line was 5.27% and weighted average remaining term on the Line is 129 days as of September 30, 2022.

The outstanding balance of the Line is collateralized by $62.0 million in Loans at September 30, 2022.

The Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) quarter-end tangible net worth; 2) quarter-end liquidity; 3) a quarter-end ratio of total liabilities to tangible net worth; and 4) minimum profitability requirements in 2023. The

Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the Line and the liquidation of Loans subject to a transaction. The Company was in compliance with all covenants and there were no defaults as of September 30, 2022.

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account is secured by the securities held in our brokerage account with this institution. We paid interest on all of our borrowings each month when a balance was owed. All indebtedness on the margin agreement was paid off as of December 31, 2021.

6. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, Tampa, Florida, and Bengaluru, India.

As of September 30, 2022 and December 31, 2021, our weighted average remaining lease term, including applicable extensions, was 3.7 years and 5.1 years, respectively. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and nine months ended September 30, 2022, we recognized rent expense of approximately $92,500 and $190,500, related to long-term operating leases, respectively. During the three and nine months ended September 30, 2021, we recognized rent expense of $50,000 and $150,000, related to long-term operating leases, respectively. We had no short-term rent expense during the three and nine months ended September 30, 2022 and 2021. We include rent expense as a component of general and administrative expenses in the condensed consolidated statements of operations. We had no finance leases during the three and nine months ended September 30, 2022 and 2021.

The following table presents our future lease obligations under our operating leases as of September 30, 2022 ($ in thousands):

Operating Lease Liabilities
2022 (1)	$92
2023	374
2024	232
2025	200
2026	131
Thereafter	76
Total lease payments	1,105
Less: interest	129
Lease liabilities	$976
_____________
(1)Excludes the nine months ended September 30, 2022.

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

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

Please refer to Note 1 – Section Series A Convertible Preferred Stock in 2014 Private Placement.

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and made extra contractual claims against the Company for not affording Mr. Chatterjee a “fair procedure” and placed him in a “false light” by disclosing Mr. Chatterjee’s termination in its public announcement of the for cause termination. In addition, the arbitration complaint also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. On October 20, 2021, the arbitrator granted the Company’s motion to dismiss with respect to Mr. Chatterjee’s “fair procedure” and “false light” claims, but denied the motion to dismiss the tort claim against each of the directors. Following the close of discovery on July 11, 2022, the Company moved for summary judgment seeking dismissal of Mr. Chatterjee's remaining claims against the Company and against its directors, and further seeking entry of judgment on the majority of the Company's counterclaims. On July 21, 2022, the Company and its directors filed a motion alleging that Mr. Chatterjee had engaged in fraud and seeking as sanctions for that abuse both the dismissal of all of Mr. Chatterjee's claims and the payment of the Company's legal fees resulting from that alleged abuse. Following briefing by all parties on the summary judgment and sanction motions, on October 19, 2022, the arbitrator found that Mr. Chatterjee engaged in serious and repeated misconduct, attempting to perpetrate a fraud on the arbitrator and the Company and accordingly (i) dismissed all of Mr. Chatterjee's remaining claims, both as a sanction for his misconduct and, independently, on the merits of the Respondents' motion for summary judgment; (ii) granted summary judgment on one of the Company's counterclaims requiring Mr. Chatterjee to pay the Company $400,000 (the return of half of his initial signing bonus); and, (iii) ordered that Mr. Chatterjee, as a further sanction for his misconduct, reimburse the Company for all expenses it incurred directly and solely as a result of his misconduct (which dollar amount has not yet been set). The arbitrator has set a trial date for December 12-16, 2022, at which time the company can present its remaining counterclaims.

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

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at September 30, 2022 or December 31, 2021.

8. Share-Based Payments

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. The restricted stock units will vest in three equal annual installments on May 2023, 2024, and 2025 subject to forfeiture or acceleration.
On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. 1,000 shares of this grant vested on September 20, 2022. The remaining restricted stock units will vest in two equal annual installments on September 20, 2023 and 2024 subject to forfeiture or acceleration.

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

Our independent Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders' meeting. These shares of restricted stock vest and are issued after the next annual shareholders meeting, subject to each independent Director attending at least 75% of the Board and committee meetings. During 2021, we granted 7,236 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $24.88.

We recorded $0.08 million and $0.23 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2022. We recorded $0.2 million and $1.9 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, we had an aggregate $0.1 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.3 years and 1.2 years, respectively.

9. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated September 16, 2022, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from July 1, 2022 through December 31, 2022.

At September 30, 2022, the Company had one less USVI employee than what is required under the provisions of the Waiver. The Company's Chief Financial Officer relocated to the USVI in 2021 and became an eligible USVI employee in June, 2022. The Company hired Jason Kopcak as President and Chief Operating Officer, now Chief Executive Officer, in May 2022. Mr. Kopcak has relocated to the USVI and will also be an eligible USVI employee after one year of residency. While we expect to meet the requirements of the Waiver in 2022, with the extension, the Company continues to seek to hire USVI employees when possible. The Company also hired an employee in October 2022 who qualifies as a USVI employee.

As of September 30, 2022 and December 31, 2021, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the nine months ended September 30, 2022 and 2021.

The Company recorded tax expense of $146 thousand on a book loss of $3.8 million in the third quarter of 2022. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

10. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Continuing operations:
Net loss from continuing operations	$(3,986)	$(5,697)	$(11,815)	$(3,826)
Gain on preferred stock transaction	—	16,101	5,122	87,984
Numerator for basic and diluted EPS from continuing operations – net income from continuing operations attributable to common stockholders	$(3,986)	$10,404	$(6,693)	$84,158

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	$—	$—	$6,213

Total:
Net (loss) income	$(3,986)	$(5,697)	$(11,815)	$2,387
Gain on preferred stock transaction	—	16,101	$5,122	$87,984
Numerator for basic and diluted EPS – net income attributable to common stockholders	$(3,986)	$10,404	$(6,693)	$90,371

Denominator
Weighted average common stock outstanding – basic	1,777,009	2,055,561	1,964,198	1,984,294
Weighted average common stock outstanding – diluted	1,777,009	2,187,585	1,964,198	2,154,597

Earnings per share of common stock – Basic:
Continuing operations	$(2.24)	$5.06	$(3.41)	$42.41
Discontinued operations	—	—	—	3.13
Total	$(2.24)	$5.06	$(3.41)	$45.54

Earnings per share of common stock – Diluted:
Continuing operations	$(2.24)	$4.76	$(3.41)	$39.06
Discontinued operations	—	—	—	2.88
Total	(2.24)	$4.76	$(3.41)	$41.94

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share from continuing operations for the period indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Denominator
Restricted stock	24,746	—	14,997	—
Preferred stock, if converted	115,370	—	115,455	—

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

12. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

With a capital commitment of $50 million to grow the operations of ALG, the Company intends to perform the following:

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

Metrics Affecting our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consists of loan interest income earned on our loans held for sale and investment, along with other fees earned from the loans.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, servicing and asset management expense, acquisition charges, operational interest expense, direct loan expense, and loan sales and marketing expense. and other loan related expenses. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors. Servicing and asset management expenses include loan commissions. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies. Operational interest expense, direct loan expense, and loan sales and marketing expense are fees related to loans or the line of credit.

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income was $1.7 million and $2.3 million for three and nine months ended September 30, 2022, respectively. No loan interest income was received in 2021 as we had not developed said lines of business at that time.

Loan Fee Income

Loan fee income was $0.2 million for the three and nine months ended September 30, 2022, respectively. No loan fee income was received in 2021 as we had not developed said line of business at that time.

Salaries and Employee Benefits

Salaries and employee benefits were $1.6 million and $4.0 million during the three and nine months ended September 30, 2022, compared to $0.9 and $4.1 million during the three and nine months ended September 30, 2021. The 2022 quarterly increase was primarily due addition of loan operations and ALG staff. The slight annual decrease from 2022 to 2021 was primarily due to higher salaries in 2022 offset by higher restricted stock expense in 2021.

Legal, Acquisition and Professional Fees

Legal fees were $0.8 million and $3.5 million during the three and nine months ended September 30, 2022 compared to $2.2 million and $5.7 million during the three and nine months ended September 30, 2021, respectively. The 2022 decrease was primarily due to higher legal and consulting fees related to the Luxor litigation and employment issues incurred in 2021. We incurred no acquisition costs in the three months ended September 30, 2022 and $0.5 million in acquisition costs in the nine months ended September 30, 2022. $1.4 million in acquisition costs were incurred in the three and nine months ended September 30, 2021. Professional were $0.3 million and $0.8 million during the three and nine months ended September 30, 2022 compared to $0.2 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

General and Administrative Expenses

General and administrative expenses were slightly changed at $0.8 million and $2.3 million from $0.6 million and $1.9 million during the three and nine months ended September 30, 2022 and 2021, respectively.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.3 million and $0.4 million during the three and nine months ended September 30, 2022. No servicing and asset management expense was recorded in 2021 as we had not developed the ALG line of business at that time.

Interest Expense

Interest expenses were $0.4 million during the three and nine months ended September 30, 2022. Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. $0.1 million interest expense was recorded in 2021 as we only had a margin account and had not developed the ALG line of business at that time.

Direct Loan Expense

Direct loan expenses were $0.1 million during the three and nine months ended September 30, 2022. Direct loan expenses include loan broker fees, inspection fees, title search and other fees. No direct loan expense was recorded in 2021 as we had not developed the ALG line of business at that time.

Change in Fair Value of Loans

We recognized $1.6 million and $1.9 million expense for the change in fair value of loans three and nine months ended September 30, 2022 No entry was booked in 2021 as we had not developed the ALG line of business at that time.

Dividend and Gain on Sale Income

No dividends were received in three and nine months ended September 30, 2022, because no REIT equity securities were held during that period. Dividend income was $0.0 million and $3.1 million during the three and nine months ended September 30, 2021 on REIT equity securities. No gains were recognized on REIT equity securities during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, $2.0 million and $8.3 million in gains were recognized on REIT equity securities.

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

We had no results from discontinued operations in the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $10.2 million compared to $78.3 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the purchase of loans in the ALG. As of September 30, 2022, we also had $3.0 million in restricted cash. We are developing new sources of income and capital through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations, servicing and asset management and other general and administrative expenses.

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

Loans Held for Sale, at fair value

On September 30, 2022, our loans held for sale, at fair value, was $7.2 million. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.

Loans Held for Investment, at fair value

On September 30, 2022, our loans held for investment, at fair value, was $90.5 million. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Credit Facility

As of September 30, 2022, our repurchase agreements totaled $52.5 million. See Note 5 for more detail.

Equity Securities

Between February 9, 2021 and February 17, 2021, we purchased $97 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution. As of September 30, 2022, all equity securities had been liquidated and the standard margin arrangement was paid in full.

Treasury Shares

At September 30, 2022, a total of $271.6 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of September 30, 2022, we had an aggregate of $28.4 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities from continuing operations	$(20,450)	$(16,943)
Net cash used in investing activities from continuing operations	(92,297)	58,396
Net cash (used in) provided by financing activities from continuing operations	47,626	(4,861)
Total cash flows relating to continuing operations	$(65,121)	$36,592

Net cash provided by operating activities from discontinued operations	$—	$5,439
Net cash provided by investing activities from discontinued operations	—	511
Net cash provided by financing activities from discontinued operations	—	80
Total cash flows relating to discontinued operations	$—	$6,030

Continuing Operations

Operating Activities from Continuing Operations

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021, respectively, consisted primarily of origination of loans held for sale, payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues.

Investing Activities from Continuing Operations

Net cash used in investing activities for the nine months ended September 30, 2022, consisted primarily of the purchase of loans held for investment, offset by principal payments on loans held for investment. Net cash provided by investing activities for the nine months ended September 30, 2021, consisted primarily of the purchase of securities offset partially by the proceeds received from the sale of Front Yard common stock, partially offset by the purchase of equity securities.

Financing Activities from Continuing Operations

Net cash provided by financing activities for the nine months ended September 30, 2022, primarily relates to funds borrowed and repaid under the Company's line of credit, cash used in the conversion of preferred stock. Net cash used in financing activities for the nine months ended September 30, 2021, consisted primarily of funds borrowed and repaid under the Company's margin loan, cash used in the repurchase of the preferred shares in the Putnam transaction and shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

The Company is assessing and implementing new internal control steps related to its ALG business line. These steps will result in material changes to the internal control process and will include, but are not limited to, the following: implementing reporting steps for fair market value assessments of the loan portfolio; liaising with third party loan servicers and underwriting information providers; integration of a new loan operating system; and monitoring loan performance in accordance with debt facilities. The Company has engaged a third-party consultant to assist in both the documentation and integration of the processes involving the ALG business line. The new processes were in response to the creation and ongoing growth of the new business line and were not undertaken in response to any perceived deficiencies in the Company’s internal control over financial reporting.

Other than the new business line steps denoted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the Company being designated as a Smaller Reporting Company (SRC) under the SEC guidelines, management has determined that it will no longer receive an attestation opinion of its internal controls over financial reporting from its external auditor until the Company no longer qualifies as a SRC, upon reaching certain revenue thresholds. This decision was in conjunction with the creation of Company’s new business line and the extension of the 2012 Jumpstart Our Business Startups (JOBS) Act in March 2020.

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 7, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk factors

Our risk factors reflected in our December 31, 2021 Form 10-K (filed on March 31, 2022) have not materially changed as our alternative lending business line risks were incorporated. For additional information regarding our risk factors, you should carefully consider the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Altisource Asset Management Corporation
Date:	November 2, 2022	By:	/s/	Jason Kopcak
Jason Kopcak
Chief Executive Officer

Date:	November 2, 2022	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer