Form 10-K
period 2022-12-31
Altisource Asset Management Corp
filed 2023-03-27
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $10.5 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2022 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 17, 2023, 1,760,827 shares of our common stock were outstanding (excluding 1,671,467 shares held as treasury stock).

Portions of the Registrant's definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant intends to file the 2023 Proxy Statement with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

Altisource Asset Management Corporation
December 31, 2022

i

References in this report to “we,” “our,” “us,” “AAMC,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Front Yard” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Annual Report on Form 10-K contain, and our officers, directors and authorized spokepersons may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” or “potential,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•The Company has no direct exposure to the recently failed banks due to the recent financial conditions of the banking system. If other banks or financial institutions enter receivership or become insolvent in the future, our ability, and the ability of our customers, clients and vendors, to access capital, may be threatened and could have a material adverse effect on our business and financial condition;
•Current inflationary economic and market conditions, including the current rising interest rate environment and development in the credit market;
•Access to existing and new debt capital to continue to fund our origination and acquisition platforms;
•The ability of the Company to execute on its Action Plan (“The Plan”) submitted to the NYSE American, LLC (“NYSE”) to allow the company to maintain its listing status on the NYSE; and
•The failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats.

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

ii

Part I
Item 1. Business

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U. S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and commenced operations as an asset manager on December 21, 2012. As disclosed in our public filings, the Company's prior business operations ceased in the first week of 2021. The Company previously operated as the external manager for Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties throughout the United States.

During 2021, AAMC engaged in a comprehensive assessment to either internally develop a new business operation or acquire a separate operating company. A range of industries were analyzed, including, but not limited to, real estate lending, cryptocurrency, block-chain technology and insurance operations. Outside professional firms, including among others, Cowen and Company, LLC, an investment bank, and Norton Rose Fulbright LLP, a global law practice, were engaged to provide due diligence, legal and valuation expertise to assist in our search.

As of March 2022, the Company created the Alternative Lending Group (“ALG”), to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entail the following:

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

In addition, the Company has determined to focus operations solely on ALG for the foreseeable future. Based on current market conditions in the cryptocurrency industry, the Company does not believe the timing is right to deploy resources to the cryptocurrency ATM business until the cryptocurrency market has reached some type of stabilization.

Environmental, Social and Governance

As AAMC is initiating new operations, its management team will assess its strategic and operational approach to environmental, social, and governance (“ESG”) matters in 2023 and execute on specific ESG initiatives, accordingly. AAMC’s corporate goal of investing in underserved markets is integrated with, and linked to, our approach to ESG matters at AAMC.

Human Capital Resources

As of December 31, 2022, AAMC employed 55 full-time employees, with plans to increase our headcount through the creation of alternative loan origination, loan operations, and acquisition teams. At this time, our employees are primarily based in the United States Virgin Islands, Florida and India. The retention of our employees and the ability to attract new employees are core to the sustainability and long-term success of AAMC, and we will invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy, and we believe these priorities support AAMC’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.

Diversity, Equity, Inclusion, and Belonging

The Company believes in developing an atmosphere that fosters diversity, equity, inclusion, and belonging (“DEIB”). This mandate starts from the top with the independent members of our Board of Directors all being persons of color. Our DEIB work is focused on 1) developing and executing programs and processes that increase the representation of female and racially diverse employees at all levels within the organization; and 2) investing in programs, training, and mentorship that contribute to an inclusive and equitable work environment for all our employees. Through our origination activities, we believe that we will have the opportunity to provide liquidity and capital through our assessment of underserved markets.

Competition

We are subject to intense competition in acquiring, originating, and selling loans, the potential for initiating securitization transactions, and in other aspects of our business. Dependent upon the loan product niche as we expand, our potential competitors may include in varying degrees, commercial banks, mortgage REITs, regional and community banks, other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Some of our competitors have greater resources than us, and we may not be able to compete successfully with them.

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

Information Available on Our Website

Our website can be found at www.altisourceamc.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Our Investor Relations Department can be contacted at 5100 Tamarind Reef, Christiansted, USVI, 00820, Attn: Investor Relations, telephone 704-275-9113 or email ir@altisourceamc.com.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated March 27, 2023, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K.

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
•We will be dependent on the terms of the lines of credit and access to the capital provided by the lines of credit could be restricted based on our financial performance.
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
•Our ability to identify and enter into forward commitments with purchasers of loans.
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

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (“SFR”), multifamily, and real estate markets, rising unemployment, rising government debt levels, changing expectations for, or the occurrence of, inflation and deflation, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the recent outbreak of hostilities between Russia and Ukraine).

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

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an origination team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or incur unexpected costs.

In addition, if a new business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with our counterparties in those businesses, could subject us to litigation or regulatory inquiries, and can expose us to additional expenses, including impairment charges.

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

Information technology failures or data security breaches could harm our business and result in substantial costs.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, usage errors by our employees, or cyber-attacks or errors by third party vendors who have access to our confidential data or that of our customers. While to our knowledge we have not experienced a significant cyber-attack, we are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and monitor to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have an impact on our business, there is no assurance that advances in computer capabilities, new technologies, methods or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information.

The frequency and sophistication of cyber-attacks on companies has increased in recent years, including significant ransomware attacks and foreign attacks on prominent companies and computer software programs. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations. Any such disruption could damage our reputation, result in lost customers, lost revenue and market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, the costs of maintaining adequate protection and insurance against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.

Breaches of our computer or data systems, including those operated by third parties on our behalf, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, customers and business partners, requiring us to incur significant expense to address and resolve. The misappropriation and/or release of confidential information may also lead to legal or regulatory proceedings against us by affected individuals and the outcome of such proceedings could include penalties or fines and require us to incur significant costs to remediate or otherwise resolve. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time.

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

Overview of credit risk

We assume credit risk primarily through the ownership of business purpose and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents and/or elevated delinquencies associated with single- and multifamily rental housing; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other actions by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

Credit losses on business purpose and multifamily real estate loans can occur for many of the reasons noted above. Moreover, these types of real estate loans may not be fully amortizing, and therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties.

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

We will attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of reserves that we establish may prove to be insufficient, which would negatively impact our financial results and would result in decreased earnings. In addition, cash and other capital we hold to help us manage credit and other risks and liquidity issues may prove to be insufficient. If these increased credit losses are greater than we anticipated, and we need to increase our credit reserves, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, asset fair values, access to short-term borrowings, and ability to finance assets.

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

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us, and this risk is usually more pronounced during an economic downturn. The economic impact of the pandemic and the associated volatility in the financial markets has at times triggered, and is likely to trigger additional periods of economic slowdown or recession, and such conditions could jeopardize the solvency of counterparties with which we do business. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase, and we may not receive the funds to which we are entitled. We will attempt to diversify our counterparty exposure, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

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

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the actions set forth in “Note 8-Commitments and contingencies.” There can be no assurance that any settlement or liabilities in any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. The range of possible resolutions for any potential legal actions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are incorporated under the laws of the USVI and are headquartered in the USVI. The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a thirty-year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% tax credit on USVI-source income so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense and, therefore, adversely affect our financial condition and results of operations.

Our USVI operations may become subject to United States federal income taxation.

Our parent company is incorporated under the laws of the USVI and intends to operate in a manner that will cause us to be treated as not engaging in a trade or business within the United States, which will cause us to be exempt from current United States federal income taxation on our net income. However, because there are no definitive standards provided by the U.S. Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the Internal Revenue Service (“IRS”) will not successfully assert that we are engaged in a trade or business within the United States.

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

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2022, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”), and on March 12, 2023, the FDIC took control and was appointed receiver of Signature Bank, and on March 16, 2023, First Republic Bank received a commitment for a $30 billion deposit infusion, each case due primarily to liquidity concerns. As of March 13, 2023, the Company did not have any direct exposure to SVB, Signature Bank, or First Republic. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability, and the ability of our customers, clients and vendors, to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened and could have a material adverse effect on our business and financial condition.

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
•Failure to maintain the listing of our common stock on the New York Stock Exchange (“NYSE”) American;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have an office in Tampa, Florida and Bengaluru, India. For more information, please see Note 7 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

Holders

The number of holders of record of our common stock as of March 17, 2023 was 45 and 1,760,827 shares of our common stock were outstanding (excluding 1,671,467 shares held as treasury stock). The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 9 of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2022.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300.0 million of common stock. On July 18, 2022, the Company entered into an agreement with Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”) in which the Company repurchased 286,873 shares of common stock of the Company owned by Putnam. The aggregate purchase price of the Putnam shares was $2,868,730 or $10 per share. At December 31, 2022, we have approximately $28.4 million remaining that is authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2022.

The following table summarizes the common stock reacquired to satisfy the tax withholding on equity awards:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through December 31, 2022 (1)	579	$21.00	—	—
Total	579	$21.00	—
_____________
(1)As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligation for those individuals who elected this option in connection with the vesting of shares of restricted stock.

The information under the headings “Director Compensation” and “Executive Compensation” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022 is incorporated herein by reference.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes. The following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results contemplated from these forward-looking statements due to a number of factors including, but not limited to, those discussed in Part 1, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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

Unless otherwise indicated, amounts reported in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations only.

Management Overview and New Business

During 2021, the Company engaged in a comprehensive search to either internally develop a new business operation or acquire a separate operating company. A range of industries were analyzed, including, but not limited to, real estate lending, crypocurrency, block-chain technology and insurance operations. Outside professional firms, including among others, Cowen and Company, LLC, an investment bank, and Norton Rose Fulbright LLP, a global law practice, were engaged to provide due diligence, legal and valuation expertise to assist in our search.

On an interim basis in 2021, the Company invested in REIT equity securities to provide both dividend income and trading gains and generate portfolio income as the Company had no on-going operations.

As of March 2022, the Company created the Alternative Lending Group (“ALG”), to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entail the following:

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

Our main business segment is ALG, whose primary sources of income is derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

Observations on Current Market Opportunities

We believe there is a compelling investment opportunity in the investor and business purpose loan market and that we have implemented a strategic plan for AAMC to capitalize on the significant increase in demand for these products. In our view, the tightening of credit and lending requirements on traditional residential loan products, as well as macro-economic changes, shifting demographics, geographic mobility, as well as cultural and economic changes resulting from the COVID-19 pandemic have benefited the overall residential real estate market while reducing yields available to investors elsewhere. We believe that our initial focus on short-term investor loans provides the opportunity to generate attractive risk-adjusted returns on our investments while minimizing exposure to unforeseen structural shifts in monetary and fiscal policy and other market changes.

Metrics Affecting Our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of loan interest income and origination fees earned on our loans held for sale and investment, along with other ancillary fees earned from the loan portfolio.

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, servicing and asset management expense, acquisition charges, operational interest expense, direct loan expense, and loan sales and marketing expense and other loan related expenses. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors. Servicing and asset management expenses include loan commissions. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and the subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies. Operational interest expense, direct loan expense, and loan sales and marketing expense are fees related to loans or the line of credit.

Other Income (Expense)

Other income (expense) primarily relates to income or expense recognized in the change of fair value of loans, change in the fair value of equity securities, gain and dividends on equity securities.

Results of Continuing Operations

The following discussion compares our results of continuing operations for the years ended December 31, 2022 and 2021. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2021 and 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Fiscal Year ended December 31, 2022 Compared to Fiscal Year ended December 31, 2021

Loan Interest Income

Loan interest income was $4.6 million for the year ended December 31, 2022. No loan interest income was earned in 2021, as we had not developed said lines of business at that time.

Loan Fee Income

Loan fee income was $0.4 million for the year ended December 31, 2022. No loan fee income was earned in 2021, as we had not developed said lines of business at that time.

Salaries and Employee Benefits

Salaries and employee benefits increased to $5.8 million from $5.6 million for the years ended December 31, 2022 and 2021, respectively. The 2022 increase is due to higher salaries in 2022 offset by higher restricted stock expense in 2021.

Legal, Acquisition and Professional Fees

Legal fees decreased to $4.3 million from $6.9 million for the years ended December 31, 2022 and 2021, respectively. This decrease is primarily due to higher costs in 2021 related to the Luxor litigation and employment issues. Acquisition costs decreased to $0.5 million from $3.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease in acquisition costs in 2022 is primarily due higher expenses and the associated legal support for the assessment and development of merger and acquisition candidates in 2021. Professional fees increased to $1.9 million from $1.5 million for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses increased to $3.5 million from $2.6 million for the years ended December 31, 2022 and 2021, respectively, attributable to an increase in higher insurance, telecom, software license fees, and travel costs. Additionally, we recognized $0.4 million expense related to writing off a receivable for our former CEO’s signing bonus that we do not anticipate recovering.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.7 million during the year ended December 31, 2022. No servicing and asset management expense was recorded in 2021, as we had not developed the ALG line of business at that time.

Interest Expense

Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. Interest expenses were $1.3 million during the year ended December 31, 2022. $0.1 million interest expense was recorded for the year ended December 31, 2021, as we only had a margin account and had not developed the ALG line of business at that time.

Direct Loan Expense

Direct loan expenses were $0.1 million during the year ended December 31, 2022. Direct loan expenses include loan broker fees, inspection fees, title search and other fees. No direct loan expense was recorded in 2021, as we had not developed the ALG line of business at that time.

Loan Sales and Marketing Expense

Loan sales and marketing expenses were $0.3 million during the year ended December 31, 2022. Loan sales and marketing expenses include expenses related to the promotion and exposure to leads which may result in originations of loans.

Change in Fair Value of Loans

We recognized a $2.0 million expense for the change in fair value of loans during the year ended December 31, 2022. No entry was booked in 2021, as we had not developed the ALG line of business at that time.

Dividend and Gain on Sale Income

No dividends were received for the year ended December 31, 2022 on REIT equity securities because no REIT equity securities were held during that period. $3.1 million in dividends for equity securities were received for the year ended December 31, 2021. No gains were recognized for the year ended December 31, 2022. The REIT equity securities were purchased and sold in 2021 for a realized gain of $8.3 million.

Results of Discontinued Operations

As previously disclosed, on January 1, 2021, we completed the sale of the remainder of the asset management operations of the Company and recorded a pre-tax gain on disposal of $7.5 million. See Note 3 to our accompanying consolidated financial statements for further information regarding discontinued operations.

We had no results from discontinued operations for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $10.7 million compared to $78.3 million as of December 31, 2021. The decrease in cash and cash equivalents in 2022 was primarily due to the purchase of loans by ALG. As of December 31, 2022, we also had $2.0 million in restricted cash. We are developing new sources of income and capital through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

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

Loans Held for Sale, at fair value

On December 31, 2022, our loans held for sale, at fair value, was $11.6 million. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.

Loans Held for Investment, at fair value

On December 31, 2022, our loans held for investment, at fair value, was $83.1 million. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Credit Facilities

As of December 31, 2022, our repurchase agreements totaled $51.7 million. See Note 6 for more detail.

Equity Securities

Between February 9, 2021 and February 17, 2021, we purchased $97 million of equity securities with $68 million of cash on hand and $29 million borrowed under a standard margin arrangement with our banking institution. As of December 31, 2021, all equity securities had been liquidated and the standard margin arrangement was paid in full.

Treasury Shares

As of December 31, 2022, a total of $271.6 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. We have an aggregate of $28.4 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows from continuing and discontinued operations for the periods indicated ($ in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities from continuing operations	$(27,064)	$(23,115)
Net cash from (used in) investing activities from continuing operations	(85,249)	58,396
Net cash from (used in) financing activities from continuing operations	46,779	(4,884)
Total cash flows relating to continuing operations	$(65,534)	$30,397

Net cash from operating activities from discontinued operations	$—	$5,439
Net cash from investing activities from discontinued operations	—	511
Net cash from (used in) financing activities from discontinued operations	—	80
Total cash flows relating to discontinued operations	$—	$6,030

Continuing Operations

Operating Activities From Continuing Operations

Net cash used in operating activities for the year ended December 31, 2022, consisted primarily of originations and additional fundings of held for sale loans, interest receivable, payment of ongoing salaries and benefits, annual incentive compensation, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. Net cash used in operating activities for the year ended December 31, 2021, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues, dividend income and gain on securities.

Investing Activities From Continuing Operations

Net cash used in investing activities for the year ended December 31, 2022, consisted primarily of website development, the purchase and additional fundings of loans held for investment, offset by principal payments on loans held for investment. Net cash provided by investing activities for the year ended December 31, 2021, consisted primarily of the dividends received on equity securities, proceeds received from the sale of Front Yard common stock and sale of equity securities offset by the purchase of equity securities.

Financing Activities From Continuing Operations

Net cash provided by financing activities during the year ended December 31, 2022, primarily relates to funds borrowed and repaid under the Company’s lines of credit and cash used in the conversion of preferred stock. Net cash used in financing activities for the year ended December 31, 2021, primarily of funds borrowed and repaid under the Company’s margin loan, conversion of preferred stock and from shares withheld for taxes upon vesting of restricted stock.

Discontinued Operations

During 2021, the cash flows from discontinued operations were due to the termination of the Amended Asset Management Agreement (“AMA”) with Front Yard and the related cash receipts from the disposal group. See Note 3 to our accompanying consolidated financial statements for further information regarding cash flows from discontinued operations.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2022 or 2021.

Recent accounting pronouncements

See Note 1, “Organization and Basis of Presentation Recently issued accounting standards” to our consolidated financial statements.

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

Fair Market Value

The Company has elected the fair value option for its business purpose loans held for sale and investment. As such, these loans are carried on our Consolidated Balance Sheets at their estimated fair value and changes in the fair values of these loans are recorded on our Consolidated Statements of Operations in the period in which the valuation change occurs. The majority of the loans utilize Level 3 valuation inputs, which include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition. See Note 4 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on the loans accounted for at fair value at December 31, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. Periodic fluctuations in the values of these loans are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

As the Company is a Smaller Reporting Company (“SRC”) under the SEC guidelines, management has determined that it will no longer receive an attestation opinion of its internal controls over financial reporting from its external auditor until the Company no longer qualifies as a SRC, upon reaching certain revenue thresholds. This decision was in conjunction with the creation of the Company's new business line and the extension of the 2012 Jumpstart Our Business Startups (“JOBS”) Act in March 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company assessed new internal control steps related to its ALG business line. These steps resulted in material changes to the internal control process and will include, but are not limited to, the following: implementing reporting steps for fair market value assessments of the loan portfolio; liaising with third-party loan servicers and underwriting information providers; and monitoring loan performance in accordance with debt facilities. The Company engaged a third-party consultant to assist in both the documentation and integration of the processes involving the ALG business line. The new processes were in response to the creation and ongoing growth of the new business line and were not undertaken in response to any perceived deficiencies in the Company’s internal control over financial reporting.

Other than the new business line steps denoted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
3.4*	Master Repurchase Agreement between Altisource Asset Management Corporation and Grapetree Lending LLC and NexBank, dated December 2, 2022 (portions redacted).
4.1*	Description of Registrant's Securities.
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.9†	Employment Agreement of Stephen R. Krallman, dated as of May 24, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2021).
10.10†	Employment Agreement of Jason Kopcak, dated as of March 16, 2022. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2022.)
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
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

21*	Schedule of Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Description
32.1**	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	March 27, 2023	By:	/s/ Jason Kopcak
Jason Kopcak
Chief Executive Officer

Date:	March 27, 2023	By:	/s/ Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Kopcak and Stephen Ramiro Krallman each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ John P. de Jongh, Jr.	Director	March 27, 2023
John P. de Jongh, Jr.

/s/ Ricardo C. Byrd	Director	March 27, 2023
Ricardo C. Byrd

/s/ John A. Engerman	Director	March 27, 2023
John A. Engerman

/s/ Jason Kopcak	Director and Chief Executive Officer	March 27, 2023
Jason Kopcak

/s/ Stephen Ramiro Krallman	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Secretary)	March 27, 2023
Stephen Ramiro Krallman

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Loans Held for Sale or Investment, at Fair Value
Description of the Matter
The Company’s loans held for sale or investment, at fair value (collectively, the “loans receivable, at fair value”) totaled $94.7 million in aggregate as of December 31, 2022, inclusive of accrued interest. As more fully described in Note 2 to the consolidated financial statements, the Company has elected the fair value option to measure its loans receivable, at fair value on a recurring basis at each reporting period end. The loans receivable, at fair value were valued as of December 31, 2022 using a discounted cash flow model to estimate the net present value of the future cash flows expected from each loan.

Auditing management’s estimate of the fair value of the Company’s loans receivable, at fair value involved a high degree of subjectivity in evaluating management’s assumptions due to the significant estimation required in determining fair value. Specifically, the estimated fair value of the loans receivable, at fair value is sensitive to changes in the discount rate applied to the net present value of future cash flows expected from each loan.

How We Addressed the Matter in Our Audit
Our audit procedures related to the valuation of the loans receivable, at fair value, included, among others, evaluating the reasonableness of the Company’s use of the income approach to estimate fair value, testing the mathematical accuracy of the valuation models and calculations, and testing the completeness and accuracy of the data inputs used in the valuation of the loans held as of the balance sheet date. Also, with the assistance of our valuation specialists, we evaluated the discount rate assumption and concluded fair values of the loans held as of the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
March 27, 2023

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Loans held for sale, at fair value	$11,593	$—
Loans held for investment, at fair value	83,143	—
Cash and cash equivalents	10,727	78,349
Restricted cash	2,047	—
Other assets	10,137	3,127
Total assets	$117,647	$81,476

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$10,349	$7,145
Lease liabilities	1,323	859
Credit facility	51,653	—
Total liabilities	63,325	8,004

Commitments and contingencies (Note 8)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of December 31, 2022 and December 31, 2021. 144,212 shares issued and outstanding and $144,212 redemption value as of December 31, 2022 and 150,000 shares issued and outstanding and $150,000 redemption value as of December 31, 2021.	144,212	150,000

Stockholders' deficit:
Common stock, $.01 par value, 5,000,000 authorized shares; 3,432,294 and 1,783,862 shares issued and outstanding, respectively, as of December 31, 2022 and 3,416,541 and 2,055,561 shares issued and outstanding, respectively, as of December 31, 2021.	34	34
Additional paid-in capital	149,010	143,523
Retained earnings	41,516	57,450
Accumulated other comprehensive income	20	54
Treasury stock, at cost, 1,648,432 shares as of December 31, 2022 and 1,360,980 shares as of December 31, 2021.	(280,470)	(277,589)
Total stockholders' deficit	(89,890)	(76,528)
Total Liabilities and Equity	$117,647	$81,476

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Revenues:
Loan interest income	$4,579	$—
Loan fee income	353	—
Servicing fee revenue	33	—
Total revenues	4,965	—

Expenses:
Salaries and employee benefits	5,839	5,635
Legal fees	4,349	6,885
Professional fees	1,901	1,531
General and administrative	3,545	2,573
Servicing and asset management expense	683	—
Acquisition charges	513	3,908
Interest expense	1,328	60
Direct loan expense	122	—
Loan sales and marketing expense	338	—
Total expenses	18,618	20,592

Other income (expense):
Change in fair value of loans	(1,963)	—
Change in fair value of equity securities	—	146
Gain on sale of equity securities	—	8,347
Dividend income	—	3,061
Other	32	94
Total other (expense) income	(1,931)	11,648

Net loss from continuing operations before income tax	(15,584)	(8,944)
Income tax expense	350	3,273
Net loss from continuing operations	$(15,934)	$(12,217)

Gain on discontinued operations (net of income tax expense of $1,272)	—	6,213
Net loss attributable to common stockholders	$(15,934)	$(6,004)

Continuing operations earnings per share
Net loss from continuing operations	(15,934)	(12,217)
Gain on preferred stock transaction	5,122	87,961
Numerator for earnings per share from continuing operations	$(10,812)	$75,744

Discontinued operations earnings per share
Net income from discontinued operations	$—	$6,213

See accompanying notes to consolidated financial statements.

Earnings per share of common stock - Basic:
Continuing operations	$(5.64)	$37.83
Discontinued operations	—	3.11
Total	$(5.64)	$40.94
Weighted average common stock outstanding	1,917,503	2,002,111

Earnings per share of common stock - Diluted:
Continuing operations	$(5.64)	$35.03
Discontinued operations	—	2.87
Total	$(5.64)	$37.90
Weighted average common stock outstanding	1,917,503	2,162,378

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2022	2021
Net loss	$(15,934)	$(6,004)
Other comprehensive loss:
Currency translation adjustments, net	(34)	(6)
Total other comprehensive loss	(34)	(6)

Comprehensive loss	$(15,968)	$(6,010)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2020	2,966,207	$30	$46,574	$63,426	$(65)	$(276,543)	$(166,578)
Common shares issued under share-based compensation plans, net of employee tax withholdings	162,051	2	(2)	—	—	(800)	(800)
Shares withheld for taxes upon vesting of restricted stock	—	—	—	—	—	(27)	(27)
Share-based compensation, net of tax	—	—	1,939	—	—	(219)	1,720
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Acquisition and disposition of subsidiaries	—	—	—	28	125	—	153
Preferred stock conversion	288,283	2	95,012	—	—	—	95,014
Net loss	—	—	—	(6,004)	—	—	(6,004)
December 31, 2021	3,416,541	34	143,523	57,450	54	(277,589)	(76,528)
Common shares issued under share-based compensation plans, net of employee tax withholdings	15,753	—	25	—	—	—	25
Treasury shares repurchased	—	—	—	—	—	(2,881)	(2,881)
Share-based compensation, net of tax	—	—	340	—	—	—	340
Currency translation adjustments, net	—	—	—	—	(34)	—	(34)
Preferred stock conversion	—	—	5,122	—	—	—	5,122
Net loss	—	—	—	(15,934)	—	—	(15,934)
December 31, 2022	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021
Operating activities:
Net loss	$(15,934)	$(6,004)
Less: Income from discontinued operations, net of tax	—	6,213
Loss from continuing operations	(15,934)	(12,217)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	199	309
Share-based compensation	340	1,939
Amortization of operating lease right-of-use assets	241	139
Change in fair value of loans	1,963	—
Dividend income	—	(3,061)
Change in fair value of securities	—	(146)
Gain on securities	—	(8,347)
Changes in operating assets and liabilities, net of effects from discontinued operations and acquisitions of subsidiaries:

Originations of held for sale loans	(8,843)	—
Principal payments on held for sale loans	1,061	—
Additional fundings of held for sale loans	(3,857)	—
Interest receivable	(1,353)	—
Amortization of deferred financing fees	52	—
Other assets and liabilities	(933)	(5,145)
Receivable from Front Yard	—	3,414
Net cash used in continuing operations	(27,064)	(23,115)
Net cash provided by discontinued operations	—	5,439
Net cash used in operating activities	(27,064)	(17,676)
Investing activities:
Website development	(1,482)	—
Purchase of loans held for investment	(99,087)	—
Additional fundings of loans held for investment	(10,794)	—
Principal payments on loans held for investment	26,174	—
Purchase of equity securities	—	(96,950)
Dividends received	—	3,061
Proceeds from sale of interest in equity securities	—	152,796
Investment in property and equipment	(60)	(511)
Net cash (used in) provided by continuing operations	(85,249)	58,396
Net cash provided by discontinued operations	—	511
Net cash (used in) provided by investing activities	(85,249)	58,907
Financing activities:
Conversion of preferred stock	(1,893)	(3,763)
Proceeds from borrowed funds	95,197	28,549
Repayment of borrowed funds	(43,544)	(28,549)
Deferred financing fees	(125)	—
See accompanying notes to consolidated financial statements.

Proceeds and payment of tax withholding on exercise of stock options, net	25	5
Shares withheld for taxes upon vesting of restricted stock	—	(1,046)
Net payment from subsidiaries included in disposal group	—	(80)
Repurchase of common stock	(2,881)	—
Net cash provided by (used in) continuing operations	46,779	(4,884)
Net cash provided by discontinued operations	—	80
Net cash provided by (used in) financing activities	46,779	(4,804)
Net change in cash and cash equivalents	(65,534)	36,427
Effect of exchange rate changes on cash and cash equivalents	(41)	115
Consolidated cash, cash equivalents and restricted cash, beginning of period	78,349	41,807
Consolidated cash, cash equivalents and restricted, end of the period	$12,774	$78,349

Supplemental disclosure of cash flow information (continuing and discontinued operations):
Cash paid for interest	$873	$60
Income taxes paid	3,806	2,103
Right-of-use lease assets recognized - operating leases	710	308
Operating lease liabilities recognized	710	—

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$10,727	$78,349
Restricted cash	2,047	0
Consolidated cash and cash equivalents	$12,774	$78,349

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2022

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and commenced operations as an asset manager on December 21, 2012. As disclosed in our public filings, the Company’s prior business operations ceased in the first week of 2021. The Company previously operated as the external manager for Front Yard Residential Corporation (“Front Yard”), a public real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable, single-family rental (“SFR”) properties throughout the United States.

During 2021, AAMC engaged in a comprehensive assessment to either internally develop a new business operation or acquire a separate operating company. A range of industries were analyzed, including, but not limited to, real estate, lending cryptocurrency, block-chain technology and insurance operations. Outside professional firms, including among others, Cowen and Company, LLC, an investment bank, and Norton Rose Fulbright LLP, a global law practice, were engaged to provide due diligence, legal and valuation expertise to assist in our search.

As of March 2022, the Company created the Alternative Lending Group (“ALG”), to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entail the following:

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

In addition, the Company has determined to focus operations solely on ALG for the foreseeable future. Based on current market conditions in the cryptocurrency industry the Company does not believe the timing is right to deploy resources to the cryptocurrency ATM business until the cryptocurrency market has reached some type of stabilization.

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

The Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) in the second quarter of 2022. This change was prompted by the Company’s strategic decision to launch an alternative lending operation, ALG, in March 2022, as described above. The presentation of an unclassified balance sheet is consistent with that of the Company’s peers within the lending industry. Further, the previous classified presentation was not utilized to derive any metric by which the Company is measured or will be measured on a prospective basis. As the Company is now presenting an unclassified balance sheet, reclassification adjustments have been made to the historical Consolidated Balance Sheets at December 31, 2021 in order for it to conform with the current unclassified presentation.

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

Loans held for sale or investment, carried at fair market value

We originate and purchase alternative loans. These loans will either be classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our Consolidated Statements of Operations in the period of the change. Purchased loans, also known as correspondent loans, can be bought with a net strip interest component in that the seller of the loan will receive an agreed upon percentage of the coupon interest generated from the sold loan. This strip component is reflected as service and asset management expense on the Consolidated Statements of Operations.

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

See Note 4 for further discussion on fair value measurements.

Interest for these loans is recognized as revenue based on the stated coupon when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has been cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan will be placed back on accrual status. Interest accrued as of period end is included within loans held for sale, at fair value or loans held for investment, at fair value in the Consolidated Balance Sheets as applicable.

Redeemable Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we are required to redeem all of the holder’s Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Due to the redemption provisions of the Series A Shares, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

Between January 31, 2020 and February 3, 2020, we received purported notices from all of the holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We did not have legally available funds to redeem all, but not less than all, of the Series A Shares on March 15, 2020. As a result, we do not believe, under the terms of the Certificate, that we were obligated to redeem any of the Series A Shares under the Certificate.

Current Litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleges that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date is a material breach of AAMC’s redemption obligations under the Certificate. Luxor seeks an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would receive if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor seeks a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 3, 2020, the court denied AAMC’s motion to dismiss. On February 23, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice related to the Series A shares. Luxor and AAMC have completed discovery in the action. AAMC and Luxor each filed summary judgment motions on July 19, 2022 and replies to those motions on August 18, 2022 and September 15, 2022. On December 1, 2022, having heard oral arguments on the summary judgment motions, the court denied both parties’ motions.

AAMC And Luxor have filed an appeal and cross-appeal, respectively, from the trial court’s ruling in the Appellate Division - First Department, of the Supreme Court of the State of New York. By stipulation of the parties, the appeal and cross-appeal shall be perfected and briefed for the June 2023 term. AAMC’s brief as Defendant-Appellant-Cross-Respondent was filed on February 22, 2023. Luxor’s brief as Plaintiff-Appellee-Cross-Appellant is due to be filed by April 6, 2023. AAMC’s reply brief is due April 21, 2023. Luxor’s reply brief is due May 8, 2023.

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

On January 4, 2023, this action was removed to the United States District Court of the Virgin Islands, Division of St. Croix.

On February 28, 2023, defendant Redleaf filed a motion to dismiss the complaint. AAMC’s opposition to defendant’s motion is due on April 4, 2023.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2022 and 2021, we had 3,200 and 1,200 and shares outstanding, respectively, and we included the redemption value of these shares of $32,000 and $12,000 respectively, within accounts payable and accrued liabilities in our Consolidated Balance Sheets.

In December 2022 and January 2021, our Board of Directors declared and paid an aggregate $0.4 million and of $1.6 million, respectively, of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our Consolidated Statements of Operations.

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

Recently issued accounting standards not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. In December 2022, the FASB extended the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. We will adopt this standard when LIBOR is discontinued. We are evaluating the impact the new standard will have on our consolidated financial statements and related disclosures, but do not anticipate a material impact.

Recent accounting pronouncements pending adoption not discussed above or in the 2021 Form 10-K are either not applicable or will not have, or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Restricted cash

We have designated restricted cash when appropriate within our Consolidated Balance Sheets.

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the years ended December 31, 2022 or 2021.

Earnings per share

Basic earnings per share is computed by dividing net income or loss, less amortization of preferred stock issuance costs, by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average common stock outstanding for the period plus the dilutive effect of (i) stock options and restricted stock outstanding using the treasury stock method and (ii) Series A Preferred Shares using the if-converted method. Weighted average common stock outstanding - basic excludes the impact of unvested restricted stock since dividends paid on such restricted stock are non-participating. Any gain on settlement of preferred shares, which is recorded directly to equity, is included in the numerators for our earnings per share calculations.

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

Leases

On January 1, 2019, we adopted ASU 2016-02, including various associated updates and amendments, which together comprise the requirements for lease accounting under ASC 842. ASC 842 fundamentally changes accounting for operating leases by requiring lessees to recognize a liability to make lease payments and a right-of-use asset over the term of the lease. We also adopted the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We also elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception.

We lease office space under three operating leases. Our office leases are generally for terms of one to five years and typically include renewal options, which we consider when determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

Other assets

Other assets includes leasehold improvements; furniture, fixtures and equipment; deferred tax assets, refunds due and miscellaneous other assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

Revenue recognition

Interest revenue is recognized based on the stated coupon when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is place on nonaccrual status and any accrued interest is reversed against interest revenue.

Upon a nonaccrual loan being reinstated, meaning all delinquent principal and interest payments have been remitted by the borrower, the loan will be placed back on accrual status.

Interest accrued as of period end is included within loans for sale, at fair value, or loans held for investment, at fair value, in the Consolidated Balance Sheets as applicable.

Loan fees represent origination fees charged to borrowers and are recognized to revenue upon the origination date of the loan.

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

The transition period ended at the close of business, December 31, 2020, the time that AAMC and Front Yard mutually agreed that all required transition activities had been successfully completed (the “Termination Date”). On the Termination Date, the Amended AMA terminated, and the Company completed the assignment of our lease in Charlotte, North Carolina to Front Yard. Additionally, on December 31, 2020, we completed the sale of our Cayman Islands subsidiary. On January 1, 2021, in connection with the Termination Agreement, the Company completed the sale of our India subsidiary, the gain on this sale, net of taxes was $6.2 million.

The Company had no assets and liabilities related to our discontinued operations that constituted the Disposal Group at December 31, 2022.

The following table details the components comprising net income from our discontinued operations for the year ended December 31, 2021. ($ in thousands):

Year ended December 31,
2021
Other income from discontinued operations:
Gain on disposal	$7,485
Total other income from discontinued operations	7,485

Net income from discontinued operations before income taxes	7,485
Income tax expense	1,272
Net income from discontinued operations	$6,213

The following table details cash flow information related to our discontinued operations for the year ended December 31, 2021. ($ in thousands):

Year ended December 31,
2021
Total operating cash flows from discontinued operations	$5,439
Total investing cash flows from discontinued operations	511
Total financing cash flows from discontinued operations	80

4. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of December 31, 2022 and 2021, respectively, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Total loan commitments	$15,080	$—	$98,157	$—
Less: construction holdbacks (1)	(3,350)	—	(13,188)	—
Total principal outstanding	11,730	—	84,969	—
Change in fair value of loans	(137)	—	(1,826)	—
Total loans at fair value	$11,593	$—	$83,143	$—
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 128 loans at December 31, 2022, with a weighted average coupon of 9.4%, of which the Company receives a net yield of 8.5% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 8.2 months. 19 loans represent 60% of the total principal outstanding at December 31, 2022. There was one loan on nonaccrual status or 90 days or more past due at December 31, 2022, with a carrying value of $0.6 million.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

		Loans Held for Sale	Loans Held for Investment
Balance at	December 31, 2021	$—	$—
Acquisitions		—	99,087
Originations		8,843	—
Additional fundings		3,857	10,794
	Interest receivable	91	1,262
Payoffs and repayments		(1,061)	(26,174)
Fair value adjustment		(137)	(1,826)
Balance at	December 31, 2022	$11,593	$83,143

The composition of the total loan commitment by state as of December 31, 2022 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$32,422	28.6%
New York	22,250	19.6%
New Jersey	12,367	10.9%
California	12,513	11.1%
Washington	6,215	5.5%
Connecticut	4,374	3.9%
Texas	4,815	4.3%
Illinois	4,357	3.8%
Other	13,924	12.3%
Total	$113,237	100.0%

For financial reporting purposes of our alternative loans, we follow a fair value hierarchy established under GAAP, as described in Note 2, that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or at the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale.

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

The following table presents the assets that are reported at fair value on a recurring basis as of December 31, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any assets that were reported at fair value as of December 31, 2021. We did not have any liabilities to report at fair value on a recurring basis as of December 31, 2022.

December 31, 2022	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
Assets
Loans held for sale	$11,593	$—	$—	$11,593
Loans held for investment	83,143	—	—	83,143
Total measured	$94,736	$—	$—	$94,736

The estimated fair value for our business purpose loans is determined using the discounted cash flow model (“DCF”) to estimate the net present value of the future cash flows expected from each loan. For performing loans, the DCF is based on the future expected cash flows of each loan in accordance with its contractual terms net of the strip component. Cash flows for performing loans with construction holdbacks incorporate the draws to complete the required improvements to the underlying property securing the loan. For nonaccrual loans, the estimated cash flows are based on the current fair value of the collateral of the loans, in which the Company will utilize a third-party appraisal to determine the fair value (Level 3).

On a loan by loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 11.4% which is greater than the overall yield on the portfolio of 7.7%, resulting in the decrease in value of the portfolio at December 31, 2022. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3).

As of December 31, 2022, the Company had no securities outstanding. We did not transfer any assets from one level to another level during the years ended December 31, 2022 and 2021, respectively.

5. Equity Securities

Investment gains/losses for December 31, 2022 and 2021, are summarized as follows ($ in thousands):

	Year ended December 31,
	2022	2021
Equity securities:
Investment gains on securities sold during the period	$—	$8,347
	—	8,347

Front Yard common stock:
Investment gains on securities sold during the period	—	146
	—	146

Total change in fair value of equity securities and Front Yard common stock	$—	$8,493

Investment gains and losses include unrealized gains and losses from changes in fair values during the period on positions that we owned in 2021. As reflected in the Consolidated Statements of Cash Flows, total proceeds from sales of securities during December 31, 2021 was $152.8 million which consisted of proceeds from sales of Front Yard common stock of $47.5 million and $105.3 million in proceeds from sales of securities. No proceeds from sales of securities were received in 2022 because no investments were held. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period.

6. Borrowings

In December 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the "NexBank Line") with NexBank, as the buyer. The Company uses the proceeds from the NexBank Line to fund the acquisition and origination of business purpose loans (the "Loans") secured by residential, multifamily and certain commercial properties. Each draw on the NexBank Line can be outstanding up to 180 days. NexBank has a security interest in the Loans subject to a transaction under the NexBank Line. The NexBank Line's maturity is 364 days from the execution date. The carrying value of the NexBank Line approximates its fair value as of December 31, 2022 due to its short-term nature and floating interest rate terms.

The NexBank Line accrues interest at a equal to the greater of (a) the 1 month Term SOFR rate plus a spread dependent on three and on-half percent (3.50%) or (b) four and one-quarter (4.25%). The average borrowing rate was 5.60% and weighted average remaining term is 156 days as of December 31, 2022. NexBank Line’s outstanding balance is $9.2 million and is collateralized by $10.4 million in Loans at December 31, 2022.

The NexBank Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) maximum debt to net worth ratio; 2) minimum current ratio; and 3) minimum liquidity. The NexBank Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the NexBank Line and the liquidation of Loans subject to a transaction. The Company was in compliance with all covenants and there were no defaults as of December 31, 2022.

In August 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the “Flagstar Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company uses the proceeds from the Flagstar Line to fund the acquisition and origination of Loans secured by residential, multifamily and certain commercial properties. Each draw on the Flagstar Line can be outstanding up to 180 days. Flagstar has a security interest in the Loans subject to a transaction under the Flagstar Line and requires the Company to maintain restricted cash of $2 million in a Flagstar deposit account. The Flagstar Line's maturity is 364 days from the execution date. The carrying value of the Flagstar Line approximates its fair value as of December 31, 2022 due to its short-term nature and floating interest rate terms.

The Flagstar Line accrues interest at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest is payable at 90 days. The Company also incurs a fee on the unused portion of the $50.0 million if the average outstanding balance of the Flagstar Line is less than a threshold level of the total commitment. The average borrowing rate was 7.30% and weighted average remaining term is 134 days as of December 31, 2022. Flagstar Line’s outstanding balance is $42.5 million and is collateralized by $57.4 million in Loans at December 31, 2022.

The Flagstar Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) quarter-end tangible net worth; 2) quarter-end liquidity; 3) a quarter-end ratio of total liabilities to tangible net worth; and 4) minimum profitability requirements in 2023. The Flagstar Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the Flagstar Line and the liquidation of Loans subject to a transaction. The Company was in compliance with all covenants and there were no defaults as of December 31, 2022.

In 2021, the Company began borrowing under a standard margin arrangement with our banking institution. The margin account was secured by the securities held in our brokerage account with this institution. We paid interest on all of our borrowings each month when a balance was owed. All indebtedness on the margin agreement was paid off as of December 31, 2021.

7. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, Tampa, Florida and Bengaluru, India.

As of December 31, 2022 and 2021, our weighted average remaining lease term, including applicable extensions, was 3.8 years and 5.1 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determined the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would charge to finance real estate assets.

During the years ended December 31, 2022 and 2021, we recognized rent expense of $0.3 million and $0.2 million, respectively, related to long-term operating leases. We had no short-term rent expense in 2022 or 2021. We include rent expense as a component of general and administrative expenses in the Consolidated Statements of Operations. We had no finance leases during the years ended December 31, 2022 and December 31, 2021.

The following table presents a maturity analysis of our operating leases as of December 31, 2022 ($ in thousands):

Operating Lease Liabilities
2022	$468
2023	330
2024	311
2025	321
2026	76
Total lease payments	1,506
Less: interest	183
Lease liabilities	$1,323

8. Commitments and Contingencies

Litigation, claims and assessments
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of December 31, 2022:

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

Please refer to Note 1 – Section Series A Convertible Preferred Stock in 2014 Private Placement.

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and made extra contractual claims against the Company for not affording Mr. Chatterjee a “fair procedure” and placed him in a “false light” by disclosing Mr. Chatterjee’s termination in its public announcement of the for cause termination. In addition, the arbitration complaint also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. On October 20, 2021, the arbitrator granted the Company’s motion to dismiss with respect to Mr. Chatterjee’s “fair procedure” and “false light” claims, but denied the motion to dismiss the tort claim against each of the directors. Following the close of discovery on July 11, 2022, the Company moved for summary judgment seeking dismissal of Mr. Chatterjee's remaining claims against the Company and against its directors, and further seeking entry of judgment on the majority of the Company's counterclaims. On July 21, 2022, the Company and its directors filed a motion alleging that Mr. Chatterjee had engaged in fraud and seeking as sanctions for that abuse both the dismissal of all of Mr. Chatterjee's claims and the payment of the Company's legal fees resulting from that alleged abuse. Following briefing by all parties on the summary judgment and sanction motions, on October 19, 2022, the arbitrator found that Mr. Chatterjee engaged in serious and repeated misconduct, attempting to perpetrate a fraud on the arbitrator and the Company and accordingly (i) dismissed all of Mr. Chatterjee's remaining claims, both as a sanction for his misconduct and, independently, on the merits of the Respondents' motion for summary judgment; (ii) granted summary judgment on one of the Company's counterclaims requiring Mr. Chatterjee to pay the Company $400,000 (the return of half of his initial signing bonus); and, (iii) ordered that Mr. Chatterjee, as a further sanction for his misconduct, reimburse the Company for all expenses it incurred directly and solely as a result of his misconduct (which dollar amount has not yet been set). On December 29, 2022, the arbitrator entered a final order which granted an additional award of fees and costs to the Company in the amount of over $1 million, bringing the Company's total judgment against Mr. Chatterjee to approximately $1.6 million. In the arbitrator's final award, he also included the amounts he had previously awarded to the Company in his October 19, 2022 order, which were $400,000 plus interest at the U.S. Virgin Islands' 9.0% statutory rate for contractual claims (since Mr. Chatterjee's termination on April 16, 2021) and approximately $140,000 as reimbursement to the Company for all expenses the Company incurred directly and soley as a result of Mr. Chatterjee's misconduct in the arbitration. The Company intends to enforce the judgment against Mr. Chatterjee.

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

Defendants have moved to dismiss the first amended verified complaint on various alleged grounds, including that the Court allegedly lacks personal jurisdiction over Defendants. Plaintiffs and AAMC have opposed Defendants’ motions and have also moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. The Court held additional oral argument on the pending motions on October 25, 2021. Plaintiffs have repeatedly requested the Court to decide the pending motions and issue a scheduling order permitting discovery to proceed.

On October 11, 2022, the Court appointed a Staff Master to decide, or issue a recommended decision on, the pending motions, including the motion to dismiss for lack of personal jurisdiction.

On February 1, 2023, Plaintiffs and AAMC filed a petition for mandamus with the United States Virgin Islands Supreme Court seeking an order directing the Superior Court to issue a decision on the personal jurisdiction issue and to permit discovery to proceed.

On March 3, 2023, the Staff Master held a hearing to discuss the pending motions to dismiss. At the hearing, he indicated that a recommended decision on the pending motions (which would need to be confirmed or rejected by the Court) could be expected in late March or early April, 2023.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at December 31, 2022 or 2021, respectively.

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

Stock options

During the years ended December 31, 2022 and 2021, we recorded zero and approximately $21,000 compensation expense related to grants of stock options, respectively.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2020	67,225	12.13
Forfeited/expired (1)	(61,375)	12.87
December 31, 2021	5,850	4.36
Exercised (2)	(5,850)	$4.36
December 31, 2022	—
_____________
(1)1,000 stock options expired on July 18, 2021 and 375 expired on July 21, 2021. All forfeited and expired options had a weighted average exercise price of $12.87.
(2)5,850 stock options were exercised on March 12, 2022 with a weighted average exercise price of $4.36.

As of December 31, 2022, we had no outstanding options issued under all of our share-based compensation plans or as inducement awards.

As of December 31, 2021, we had 5,850 outstanding options issued under all of our share-based compensation plans or as inducement awards, with a weighted average exercise price of $4.36, weighted average remaining life of 0.2 years and intrinsic value of $0.1 million. All options were exercised in March 2022.

Restricted stock

During the year ended December 31, 2022, we granted a total of 22,500 shares of service-based restricted stock to members of management with a weighted average grant date value per share of $9.89. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans. These grants were to vest in three equal installments based on the grant date(s), subject to forfeiture or acceleration.

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

We recorded $0.2 million and $1.8 million of compensation expense related to these grants for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022 and 2021, we had $0.3 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.1 years and 1.2 years, respectively.

Additionally, our Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests on the date of the next Annual Meeting of Stockholders following the date of grant, service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the years ended December 31, 2022 and 2021, we granted 8,571 and 7,236 shares of stock, respectively, pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $21.00 and $24.88, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2020	129,380	24.32
Granted	97,907	25.77
Vested (1)	(162,051)	14.50
Forfeited/expired	(50,000)	14.35
December 31, 2021	15,236	23.15
Granted	31,071	12.95
Vested (1)	(9,903)	23.99
December 31, 2021	36,404	$14.22
_____________
(1)The vesting date fair value of restricted stock that vested during the years ended December 31, 2022, and 2021 was $0.2 million and $2.1 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2022
Stock options outstanding	—
Possible future issuances under share-based compensation plans	91,217
91,217

As of December 31, 2022, we had 1,567,706 remaining shares of common stock, excluding treasury shares, authorized to be issued under our charter.

10. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. By letter dated September 16, 2022, the EDC approved a temporary waiver (the "Waiver") of the Company's minimum employment requirements to five full-time USVI employees for the period from July 1, 2022 to December 31, 2022.

At December 31, 2022, the Company met the minimum employment requirements required under the provisions of the Waiver. Additionally, the Company hired Jason Kopcak as President and Chief Operating Officer, now Chief Executive Officer, in May 2022, and he has relocated to the USVI.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of income (loss) from continuing operations before income taxes ($ in thousands):

	Year ended December 31,
	2022	2021
U.S. Virgin Islands	$(15,584)	$(8,879)
Other	—	(65)
Loss before income taxes	$(15,584)	$(8,944)

The provision (benefit) for income taxes from continuing operations is summarized as follows ($ in thousands):

	Year ended December 31,
	2022	2021
Current
Federal	$195	$4,378
State	4	—
International	55	203
Total current tax expense	254	4,581
Deferred
Federal	94	(1,281)
State	2	—
International	—	(27)
Total deferred tax expense (benefit)	96	(1,308)
Total tax expense	$350	$3,273

The following table sets forth the components of our total deferred tax assets ($ in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Stock compensation	$2	$2
Accrued expenses	84	24
Net operating losses (1)	1,109	637
Lease liabilities	54	14
Other	76	1
Gross deferred tax assets	1,325	678
Deferred tax liability:
Right-of-use lease assets	53	13
Investments	6	—
Gross deferred tax liabilities	59	13
Net deferred tax asset before valuation allowance	1,266	665
Valuation allowance	(1,266)	(498)
Deferred tax asset, net	$—	$167
_____________
(1)Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other assets and liabilities in the Consolidated Statement of Cash Flows. The significant factors contributing to the increase in our valuation allowance in 2022 are due to increases in the temporary differences attributable to net operating losses, accrued compensation, and unrealized losses.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. AAMC has historically been in a three-year cumulative loss position with the exception of 2020 due to the recognition of the Termination Fee payments as income that year. Removing this income from the analysis results in cumulative three-year book losses as of December 31, 2022. The Company believes that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As such, the Company has recorded a full valuation allowance in 2022 against its net deferred tax assets. The valuation allowance increased by $768 thousand during the year ended December 31, 2022.

The following table sets forth the reconciliation of the statutory USVI income tax rate from continuing operations to our effective income tax rate:

	Year ended December 31,
	2022	2021
U.S. Virgin Islands income tax rate	23.1%	23.1%
EDC benefits in the USVI	(19.5)	(48.2)
Foreign tax rate differential	(0.2)	(0.2)
Subpart F income	—	(18.5)
Permanent and other	(0.5)	(1.6)
Share-based compensation	—	(0.2)
Valuation allowance	(4.9)	(4.8)
Foreign Tax Credit	—	13.6
Other Adjustments	(0.3)	—
Effective income tax rate	(2.3)%	(36.8)%

During the tax years ended December 31, 2022 and 2021, we recognized no interest or penalties associated with unrecognized tax benefits. As of December 31, 2022 and 2021, we had accrued no unrecognized tax benefits or associated interest and penalties.

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

We remain subject to tax examination in the USVI for tax years 2019 to 2022 and in the United States for tax years 2019 to 2022.

11. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Numerator
Continuing operations:
Net loss from continuing operations	$(15,934)	$(12,217)
Gain on preferred stock transactions	5,122	87,961
Numerator for basic and diluted EPS from continuing operations – net income (loss) from continuing operations attributable to common stockholders	$(10,812)	$75,744

Discontinued operations:
Numerator for basic and diluted EPS from discontinued operations - net gain from discontinued operations	$—	6,213

Total:
Net loss	$(15,934)	$(6,004)
Gain on preferred stock transactions	5,122	87,961
Numerator for basic and diluted EPS - net income attributable to common stockholders	(10,812)	81,957

Denominator
Weighted average common stock outstanding – basic	1,917,503	2,002,111
Weighted average common stock outstanding – diluted	1,917,503	2,162,378

Earnings (loss) per share of common stock – basic:
Continuing operations - basic	$(5.64)	$37.83
Discontinued operations - basic	—	3.11
Earnings per basic common share	$(5.64)	$40.94

Earnings (loss) per share of common stock – diluted:
Continuing operations - diluted	$(5.64)	$35.03
Discontinued operations - diluted	—	2.87
Earnings per diluted common share	$(5.64)	$37.90

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated, as the Company had a net loss from continuing operations for each period presented ($ in thousands):

	Year ended December 31,
	2022	2021
Denominator
Stock options	—	—
Restricted stock	16,965	—
Preferred stock, if converted	115,434	—

12. Segment Information

Our primary business prior to December 31, 2020 was to provide asset management and certain corporate governance services to institutional investors. Because substantially all of our revenue was derived from the services we provided to Front Yard, we previously operated as a single segment focused on providing asset management and corporate governance services.

Currently, ALG is our primary segment which we will be growing in 2023.

13. Subsequent Events

Management has evaluated the impact of all subsequent events to December 31, 2022 and through the issuance of these consolidated financial statements. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.