Form 10-K/A
period 2022-12-31
Altisource Asset Management Corp
filed 2023-05-01
CIK 1555074

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant was $58.5 million, based on the closing share price as reported on the New York Stock Exchange on April 21, 2023 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates (other than mutual funds). This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 21, 2023, 1,758,421 shares of our common stock were outstanding (excluding 1,675,873 shares held as treasury stock).

Altisource Asset Management Corporation
December 31, 2022

i

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” “AAMC,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers are as follows:

Name (1)	Age	Position
John P. de Jongh, Jr.	65	Lead Director and Chairman
Ricardo C. Byrd	74	Director
John A. Engerman	53	Director
Jason Kopcak	51	Director and Chief Executive Officer
Stephen R. Krallman	58	Chief Financial Officer
Kevin F. Sullivan (2)	51	General Counsel and Chief Compliance Officer
___________
(1)Except as otherwise indicated, all information set forth herein is as of December 31, 2022, and all stock ownership and equity award information for Messrs. Kopcak, Krallman and Sullivan are based solely upon their Form 3 and 4 filings with the SEC.
(2)Kevin F. Sullivan resigned on March 6, 2023. Mr. Sullivan executed a Notice of Termination, Separation and General Release Agreement (“Separation Agreement”) on March 9, 2023.

John P. de Jongh, Jr. John P. de Jongh, Jr., the former Governor of the United States Virgin Islands, was appointed to our Board of Directors in December 2016. Governor de Jongh, Jr. currently is the Managing Member of Chilmark Advisory, LLC (‘‘Chilmark’’), a U.S. Virgin Islands-based financial advisory firm. From January 2007 to January 2015, Governor de Jongh, Jr. served two terms as the Governor of the U.S. Virgin Islands. From 2003 to 2006, Governor de Jongh, Jr. served as the Managing Member of Chilmark in the same capacities as his current position, with engagements in Barbados, the British Virgin Islands, Dominica and Saint Lucia. From 1996 to 2002, Governor de Jongh, Jr. served as President, Chief Operating Officer and a member of the board of directors of Lockhart Companies Incorporated, a holding company with ownership of commercial real estate, insurance companies and specialty financial services in the U.S. Virgin Islands, the British Virgin Islands and Turks & Caicos and Caribbean region. He also served three terms as the President of the St. Thomas-St. John Chamber of Commerce and the Community Foundation of the Virgin Islands. From 1993 to 1995, he was a Senior Managing Consultant for Public Financial Management, Inc., a municipal advisory firm. Prior to 1993, Governor de Jongh, Jr. served in multiple capacities for the Government of the U.S. Virgin Islands, including Commissioner of Finance, Director of Finance for the Virgin Islands Public Finance Authority, Executive Assistant to the Governor and Chairman of the Virgin Islands Water and Power Authority, and was a Vice President for The Chase Manhattan Bank, N.A.. Governor de Jongh, Jr. received his Bachelor of Arts in Economics from Antioch College.

Governor de Jongh, Jr.’s substantial political and business experience in the U.S. Virgin Islands, as well as his financial and real estate-related experience in general, bring strong targeted knowledge to our Company and drive a diverse and local understanding to our Board of Directors for the jurisdiction in which we are located.

Ricardo C. Byrd. Mr. Byrd was elected to our Board of Directors in June 2015. Mr. Byrd has served as the Executive Director of the National Association of Neighborhoods (“NAN”), one of the nation’s largest and oldest multi-issue membership associations of grass-roots neighborhood organizations, since 1995. He has over thirty years of management experience in directing grass-roots programs. On America’s social and economic development challenges, he has served as a public policy catalyst, a community outreach strategist and resource person to the White House, Congressional, state and local government officials, corporations and neighborhood leaders. Mr. Byrd is a native Washingtonian, educated in the District of Columbia Public Schools, and holds a Bachelor of Arts degree from Howard University.

Mr. Byrd’s diverse experience will further enable the Company to consider other business opportunities and their related benefits.

John A. Engerman. Mr. Engerman was elected to our Board of Directors in June 2019. Since 2019, Mr. Engerman has been Chief Executive Officer and Chairman of The Strategy Group VI, a professional services firm in St. Thomas, and has continued to serve in that role since March 2020 following its acquisition of BDO USVI, LLC (“BDO USVI”), a full-service accounting and advisory services firm located in St. Thomas, USVI. From July 2016 to March 2020, Mr. Engerman was Managing Partner of BDO USVI. From 2017 to 2018, Mr. Engerman served as the Territorial Campaign Manager for the successful Albert Bryan and Tregenza Roach Gubernatorial Team for the U.S. Virgin Islands. From January 2014 to June 2016, Mr. Engerman was Executive Vice President, Finance & Planning for International Capital & Management Company, a finance and analytics firm located in St. Thomas, USVI. From February 2001 to January 2014, Mr. Engerman was a Managing Member of ARI Group, LLC, a government and business advisory firm located in Fort Washington, MD. Mr. Engerman commenced his career in various accounting, auditing and advisory roles for PricewaterhouseCoopers, Ernst & Young and Capgemini (now part of Ernst & Young). Mr. Engerman also served for five years in the United States Navy. Mr. Engerman holds a Bachelor degree in Business Administration – Accounting from Howard University in Washington, DC and is a Certified Public Accountant.

Mr. Engerman brings extensive finance and accounting experience to the Board that enables him to provide valuable insight to the Audit Committee and guidance to the Board in overseeing the financial reporting and accounting aspects of our business.

Jason Kopcak. Jason Kopcak was appointed to our Board of Directors in July 2022. Mr. Kopcak has also served as our Chief Executive Officer since July 2022. Mr. Kopcak joined the Company in March 2022 and served as our President and Chief Operating Officer prior to his appointment as Chief Executive Officer. Prior to joining the Company, Mr. Kopcak was employed with Morgan Stanley beginning in September 2018, as an Executive Director of the residential mortgage team within Global Capital Markets. He was involved in all facets of the mortgage and alternative lending business from trading, warehousing, securitization to investment banking. Prior to his employment at Morgan Stanley, Mr. Kopcak worked at Nomura, a global financial services group, from May 2012 until September 2018 in a similar capacity. Mr. Kopcak has more than twenty-five years of experience in the mortgage business.

Mr. Kopcak’s broad and deep experience in the mortgage and alternative lending business make him well suited to assist the Board in the oversight of the Company’s mortgage and alternative lending businesses.

Stephen Krallman. Mr. Krallman has served as our Chief Financial Officer since June 2021. Mr. Krallman was the Vice President, Corporate Controller, for Diamond Resorts International (“DRI”), an international hospitality and vacation ownership company with over $4.0 billion in assets. Mr. Krallman was responsible for the accounting, reporting, and internal control functions at DRI and supervised a staff of over 50 personnel. Prior to joining DRI in 2015, MR. Krallman had over 20 years of experience in the real estate, financial services, and manufacturing industries where his positions and responsibilities included SEC reporting for initial public offerings, SEC annual and quarterly reporting, business combination and acquisitions, and system integrations. Mr. Krallman hold a Bachelor of Business Administration in Accounting from the University of San Diego.

Kevin Sullivan. Mr. Sullivan served as our General Counsel and Chief Compliance Officer from September 2021 until his resignation on March 6, 2023. Prior to joining the Company, Mr. Sullivan served as Vice President and Senior Counsel for Goldman Sachs & Co. LLC (“Goldman Sachs”) and Assistant Secretary of The Goldman Sachs Group Inc., the parent company of Goldman Sachs. During his more than 15 years at Goldman Sachs, Mr. Sullivan was responsible for advising Goldman Sachs in a multitude of areas, including financial reporting, disclosure and internal controls, corporate treasury, securities offerings, investor and media relations and investment banking. Prior to joining Goldman Sachs, Mr. Sullivan was an associate at Skadden, Arps, Slate, Meagher & Flom LLP in New York working in the corporate finance and mergers and acquisitions practice areas. Mr. Sullivan holds a J.D. from the University of Virginia School of Law and a B.A. from Amherst College.

None of our Directors and executive officers is related to any other Director and/or executive officer of AAMC or any of its subsidiaries by blood, marriage or adoption.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than three (3) members with the exact number to be determined by vote of a majority of the Board of Directors. As of December 31, 2022, our Board of Directors consisted of four (4) members.

Meetings of the Board of Directors

The Board plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board held nine (9) meetings in 2022. Each incumbent Director attended at least 75% of the aggregate of (1) the total number of Board meetings in 2022 held during the period for which they were a Director and (2) the total number of meetings in 2022 of all committees of our Board on which the Director served during the periods they served. We do not have a formal policy regarding Director attendance at the Annual Meetings of Stockholders. However, all of the incumbent members of our Board attended our 2022 Annual Meeting of Stockholders.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock Exchange (the “NYSE”), which governs the NYSE American where our common stock is listed.

Our Board periodically reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board to have no material relationship with the Company are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board has determined that each of our directors, Messrs. Byrd, Engerman, and Governor de Jongh, Jr. is an independent Director and was an independent Director for their full 2021-2022 service year. Mr Kopcak, serving as our Chief Executive Officer, is not considered an independent director.

Board Leadership Structure

In April 2021, Governor de Jongh, Jr. assumed the role of interim Chairman, and was named Chairman at our Annual Meeting on December 14, 2022.

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

The members of the Audit Committee since October 2020 have been Governor de Jongh, Jr. and Messrs. Byrd and Engerman. Governor de Jongh, Jr. has served as the Chair of the Audit Committee since May 2018. For the 2023 service year, Governor de Jongh, Jr. is expected to continue to serve as the Chair of the Audit Committee, and Messrs. Byrd and Engerman will continue to serve as a member of the Audit Committee. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board has determined that, throughout the 2022-2023 service years, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board has also determined that each of Mr. Engerman and Governor de Jongh, Jr. qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Audit Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Audit Committee met four (4) times in 2022.

Compensation Committee. The Compensation Committee of our Board oversees our Board and employee compensation and employee benefit plans and practices. The Compensation Committee also evaluates and makes recommendations to our Board for human resource and compensation matters relating to our named executive officers (“NEOs”). With respect to all officers and employees of the Company, other than the Chief Executive Officer, the Compensation Committee reviews with the Chief Executive Officer and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to stockholder approval. The Compensation Committee also has the power to review our other compensation plans, including the goals and objectives thereof and to recommend changes to these plans to our Board. The Compensation Committee has authority for the administration of awards under the 2020 Equity Incentive Plan (the “2020 Equity Plan”). The Compensation Committee has the authority to retain independent counsel or other advisers as it deems necessary in connection with its responsibilities at our expense. The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Compensation Committee requests.

The members of the Compensation Committee in 2022 were Messrs. Byrd, Engerman and Governor de Jongh, Jr. with Mr. Engerman serving as the Chair of the Compensation Committee since June 2019. Mr. Engerman will continue to serve as the

Chair of the Compensation Committee, and Mr. Byrd and Governor de Jongh, Jr. will continue to serve as Compensation Committee members. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Compensation Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Compensation Committee met five (5) times in 2022.

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

The members of the Nomination/Governance Committee since October 2020 were Messrs. Byrd, Engerman, and Governor de Jongh, Jr. Mr. Byrd has served as the Chair of the Nomination/Governance Committee since May 2017. For the 2023 service year, Mr. Byrd will continue to serve as Chair of the Nomination/Governance Committee, and Mr. Engerman and Governor de Jongh, Jr. will continue to serve as members of the Nomination/Governance Committee. Each member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Nomination/Governance Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Nomination/Governance Committee met two (2) times in 2022.

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

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that there were no late filings during 2022.

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

For 2022, our NEOs and their positions as of December 31, 2022 were as follows:

•Jason Kopcak, Chief Executive Officer

•Thomas K. McCarthy, Interim Chief Executive Officer

•Stephen R. Krallman, Chief Financial Officer

•Kevin F. Sullivan, Former General Counsel and Chief Compliance Officer
The Company experienced changes in executive management during 2022. The Board appointed Mr. McCarthy as interim Chief Executive Officer on April 19, 2021 as it conducted a search for a permanent Chief Executive Officer. On July 1, 2022, the Board appointed Mr. Kopcak as Chief Executive Officer of the Company. Mr. McCarthy resigned from the Company on May 31, 2022, and Mr. Sullivan resigned from the Company on March 6, 2023.

Summary Compensation Table

The following table discloses compensation received by our NEOs for the fiscal years 2022 and 2021.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (1)	Non-Equity Incentive Compensation (2)		All Other Compensation (3)		Total
Jason Kopcak, (4), Chief Executive Officer	2022	$358,269	(5)	$50,000	(6)	$222,413	(6)	$—	$575,000	(7)	$270,634	(8)	$1,476,316
Thomas K. McCarthy (9), Interim Chief Executive Officer	2022	$290,769	(10)	$250,000	(11)	$—		$—	$—		$93,566	(12)	$634,335
	2021	$467,308	(13)	$—		$—		$—	$—		$10,034	(14)	$477,342
Stephen R. Krallman (15), Chief Financial Officer	2022	$325,000	(16)	$—		$—		$—	$275,000	(17)	$104,321	(18)	$704,321
	2021	$162,500	(19)	$200,000	(20)	$98,177	(20)	$—	$100,000	(21)	$219,145	(22)	$779,822
Kevin F. Sullivan (23), Former General Counsel and Chief Compliance Officer	2022	$450,000	(24)	$—		$—		$—			$112,756	(25)	$562,756
	2021	$121,154	(26)	$100,000	(27)	$74,475	(27)	$—	$250,000	(28)	$30,888	(29)	$576,517
Indroneel Chatterjee (30), Former Chief Executive Officer	2021	$207,693	(31)	$—		$1,591,208	(32)	$—	$—		$53,445	(33)	$1,852,346
Christopher Moltke-Hansen (34), Former Chief Financial Officer	2021	$82,308	(35)	$250,000	(36)	$320,221	(36)	$—	$—		$16,169	(37)	$668,698
P. Graham Singer, (38), Former General Counsel and Secretary	2021	$81,731	(39)	$350,000	(40)	$345,085	(40)	$—	$—		$13,261	(41)	$790,077
_______________
(1)Amounts represent the aggregate grant date fair value of restricted shares and option awards granted to our NEOs, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in Note 9 to our Consolidated Financial Statements for the year ended December 31, 2022. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the NEO upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(2)Consists of the cash annual incentive compensation related to performance in each year and generally awarded in the first half of the following year.

(3)Consists of contributions from AAMC to each executive officer for relocation expenses, as applicable; supplemental living expenses, as applicable; car allowances, as applicable; education allowances, as applicable; travel allowances, as applicable; vacation benefits upon termination, as applicable; and medical benefits and preferred stock dividends, as detailed more fully in the respective footnotes below.

(4)Mr. Kopcak joined the Company in March 2022 and served as our President and Chief Operating Officer prior to his appointment as Chief Executive Officer in July 2022. Mr. Kopcak’s hire date was May 12, 2022.

(5)The amount reported for 2022 represents Mr. Kopcak’s base salary of $575,000 from his hire date of May 12, 2022 to December 31, 2022.

(6)Pursuant to Mr. Kopcak’s employment agreement, he was entitled to a signing bonus of $250,000. The Compensation Committee of the Company agreed to bifurcate the payment into a cash payment of $50,000 and a preferred dividend of $200,000. The amount reported for 2022 represents Mr. Kopcak’s $50,000 cash signing bonus paid on May 27, 2022. The amounts reported as Stock Awards include equity inducement grants consisting of 22,500 shares of service-based restricted stock with a grant date fair value of $222,413, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Kopcak’s signing bonus was paid pursuant to his employment agreement as described under “Employment Agreements.”

(7)The amount reported for 2022 includes Mr. Kopcak’s $575,000 annual cash incentive compensation earned for 2022 performance, which has been accrued and pending payment as of April 30, 2023.

(8)The amount reported for 2022 includes: $200,000 preferred stock dividends on 1,000 shares Preferred Stock Series N paid on December 29, 2022, which the Compensation Committee approved as payment in lieu of a cash payment of Mr. Kopcak’s signing bonus payable pursuant to his employment agreement. In addition, the amount reported for 2022 includes $40,000 for supplemental living expenses related to Mr. Kopcak's employment in the U.S. Virgin Islands, $3,019 in relocation expenses, $9,150 in 401-K contributions and $18,465 in medical and life insurance benefits.

(9)Mr. McCarthy joined the Company on April 19, 2021 as Interim Chief Executive Officer. Mr. McCarthy's last day in his term as Interim Chief Executive Officer was May 31, 2022.

(10)The amount reported for 2022 represents Mr. McCarthy's base salary of $675,000 from January 1, 2022 until his termination on May 31, 2022.

(11)The amount reflects a cash bonus of $250,000 that the Company agreed to pay Mr. McCarthy in connection with his departure from the Company in recognition of his contribution to the Company during his tenure. This cash bonus was paid on June 10, 2022.

(12)The amount reported for 2022 includes: $51,923 in vacation benefits paid upon Mr. McCarthy’s termination, $13,408 in 401-K contributions and $28,235 in medical and life insurance benefits.

(13)The amount reported for 2021 represents Mr. McCarthy's base salary of $675,000 from his hire date of April 19, 2021 to December 31, 2021.

(14)The amount reported for 2021 includes: $8,700 in 401-K contributions and $1,334 in life insurance benefits.

(15) Mr. Krallman joined the Company on June 28, 2021 as Chief Financial Officer.

(16)The amount reported for 2022 represents Mr. Krallman’s base salary of $325,000 from January 1, 2022 to December 31, 2022.

(17)The amount reported for 2022 reflects Mr. Krallman’s $275,000 annual cash incentive compensation earned for 2022 performance, which has been accrued and pending payment as of April 30, 2023.

(18)The amount reported for 2022 includes: $60,000 for supplemental living expenses related to Mr. Krallman’s employment in the U.S. Virgin Islands, $10,000 in 401-K contributions and $34,321 in medical and life insurance benefits.

(19)The amount reported for 2021 represents Mr. Krallman’s base salary of $325,000 from his hire date of June 28, 2021 to December 31, 2021.

(20)The amount reported for 2021 represents Mr. Krallman's $200,000 signing bonus, and equity inducement grants consisting of 5,000 shares of service-based restricted stock with a grant date fair value of $98,177, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Krallman's signing bonus was paid pursuant to his employment agreement as described under “Employment Agreements.”

(21)Pursuant to Mr. Krallman’s employment agreement, he is entitled to an annual cash incentive compensation of $275,000. The Compensation Committee of the Company agreed to bifurcate the payment into a cash payment of $100,000 and a preferred dividend of $175,000. The amount reported for 2021 reflects $100,000 in annual cash incentive compensation paid to Mr. Krallman on June 8, 2022.

(22)The amount reported for 2021 includes: $175,000 preferred stock dividends on 1,000 shares Preferred Stock Series O paid on December 29, 2022, which the Compensation Committee approved as payment in lieu of a cash payment of Mr. Krallman’s annual cash incentive compensation pursuant to his employment agreement. In addition, the amount reported for 2022 includes $30,000 for supplemental living expenses relating to Mr. Krallman’s employment in the U.S. Virgin Islands, $4,720 in 401-K contributions, and $9,425 in medical and life insurance benefits.

(23)Mr. Sullivan joined the Company on September 20, 2021 as General Counsel and Chief Compliance Officer and resigned on March 6, 2023.

(24)The amount reported for 2022 represents Mr. Sullivan’s base salary of $450,000 from January 1, 2022 to December 31, 2022.

(25)The amount reported for 2022 represents Mr. Sullivan’s Other Compensation from housing allowance while in the USVI of $40,000, 401-K contributions of $18,150 and medical and life insurance benefits of $54,606.

(26)The amount reported for 2021 represents Mr. Sullivan’s base salary of $450,000 from his hire date of September 20, 2021 to December 31, 2021.

(27)The amount reported for 2021 represents Mr. Sullivan’s signing bonus of $100,000, and equity inducement grants consisting of 3,000 shares of service-based restricted stock with a grant date fair value of $74,475, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Sullivan's signing bonus was paid pursuant to his employment agreement as described under “Employment Agreements.”

(28)The amount reported for 2021 reflects $250,000 in annual cash incentive compensation earned for 2021 performance and paid to Mr. Sullivan on June 8, 2022.

(29)The amount reported for 2021 includes: $15,000 for supplemental living expenses relating to Mr. Sullivan’s employment in the U.S. Virgin Islands, $2,379 in 401-K contributions, and $13,509 in medical and life insurance benefits.

(30)Mr. Chatterjee joined the Company on January 13, 2020 as Co-Chief Executive Officer, and upon resignation of Mr. Ellison on December 29, 2020, became the sole Chief Executive Officer of the Company. Mr. Chatterjee was terminated for cause on April 16, 2021.

(31)The amount reported for 2021 represents Mr. Chatterjee's base salary of $675,000 from January 1, 2021 until his termination on April 16, 2021.

(32)The amount reported for 2021 represents 60,606 shares of restricted stock granted to Mr. Chatterjee. This stock had a weighted average grant date fair value per share of $26.25 and vested immediately.

(33)The amount reported for 2021 includes: $27,193 for supplemental living expenses relating to Mr. Chatterjee’s employment in the U.S. Virgin Islands, $8,700 in 401-K contributions, and $17,552 in medical and life insurance benefits.

(34)Mr. Moltke-Hansen served as Chief Financial Officer from January 1, 2021 until his resignation on April 24, 2021.

(35)The amount reported for 2021 represents Mr. Moltke-Hansen’s base salary of $250,000 from January 1, 2021 until his resignation on April 24, 2021.

(36)The amount reported for 2021 represents Mr. Moltke-Hansen’s $250,000 signing bonus, and (a) 8,523 shares of restricted stock granted to Mr. Moltke-Hansen, which had a weighted average grant date fair value per share of $26.25 and vested immediately and (b) equity inducement grants consisting of 5,000 shares of service based restricted stock with a grant date fair value of $96,450, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Moltke-Hansen forfeited all of his service-based restricted stock upon his resignation without good reason.

(37)The amount reported for 2021 includes: $8,700 in 401-K contributions and $7,469 in medical and life insurance benefits.

(38)Mr. Singer served as General Counsel and Secretary from January 1, 2021 until his resignation on April 23, 2021.

(39)The amount reported for 2021 represents Mr. Singer’s base salary of $250,000 from January 1, 2021 until his resignation on April 23, 2021.

(40)The amount reported for 2021 represents Mr. Singer's $350,000 signing bonus, and (a) 9,470 shares of restricted stock granted to Mr. Singer, which had a weighted average grant date fair value per share of $26.25 and vested immediately and (b) equity inducement grants consisting of 5,000 shares of service-based restricted stock with a grant date fair value of $96,450, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Singer forfeited all of his service-based restricted stock up on his resignation without good reason.

(41)The amount reported for 2021 includes: $10,335 in 401-K contributions and $2,926 in medical and life insurance benefits.

Elements of Compensation

Compensation Philosophy. We employ a number of practices that reflect our pay-for-performance compensation philosophy and related approach to executive compensation. We believe that our executive compensation program encourages and motivates our executive officers to achieve sustainable, long-term operating financial performance and aligns with the creation of long-term stockholder value.

Our compensation philosophy is best described as pay-for-performance, which rewards both financial and operational successes as well as actions that drive stockholder value creation. The following are the objectives of our compensation program:

•attracting and retaining qualified and dedicated executives who are essential to our long-term success;
•providing compensation packages that are competitive with the compensation arrangements offered by comparable companies, including our competitors;

•tying a significant portion of an executive officer’s compensation to the Company’s and the individual’s performance; and
•aligning the interests of management with the interests of our stockholders through stock-based compensation arrangements.

In 2022, the compensation package for our NEOs consisted of base salary and annual cash incentive compensation, as well as certain restricted stock awards. This compensation structure was developed in order to provide each NEO with a competitive salary while emphasizing a cash incentive compensation element that is tied to the achievement of corporate goals and strategic initiatives as well as individual performance. Our compensation programs are structured to motivate and reward our executives to increase stockholder value and provide balanced incentives for achieving our objectives without incentivizing executives to take excessive risks. The Compensation Committee also may, from time to time, grant equity compensation awards to the NEOs in order to further align their interests with AAMC’s stockholders. We believe that the following elements of compensation are appropriate in light of our strategic initiatives, industry, current challenges and environment.

The following highlights practices that we utilize in support of our pay-for-performance philosophy:

What We Do

•align executive pay with Company performance;
•establish performance metrics that correlate to stockholder value creation;
•mitigate undue risk in compensation programs;
•include meaningful vesting periods on equity awards;
•establish a performance gate that must be achieved as a condition to any payout of short-term incentive compensation;
•set maximum payout limits on all variable, performance-based compensation programs;
•utilize an independent compensation consultant when deemed necessary by the Compensation Committee; and
•provide reasonable post-employment/change in control provisions in employment/separation agreements.

What We Don’t Do

•reprice underwater stock options;
•exchange underwater stock options for cash;
•grant multi-year guaranteed bonuses;
•provide excessive perquisites; or
•permit hedging, pledging or short-sale transactions by our executive officers and directors.

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

Equity Awards. The Company adopted the 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan (together with the 2012 Equity Incentive Plan, the “Equity Incentive Plans”), to afford an incentive to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates to continue as officers, non-employee directors, employees, advisors or consultants, to increase their efforts on behalf of AAMC and to promote the success of AAMC’s business. From time to time, the Compensation Committee, as administrator, grants awards to our NEOs in addition to their annual cash incentive compensation. Our Compensation Committee reviews and determines the appropriate equity awards to be used that align with our business needs, our pay-for-performance philosophy and the practices of our peer group.

Employee Relocation Program. In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer a relocation package to individuals who relocate to the U.S. Virgin Islands (the “Employee Relocation Program”). The Employee Relocation Program includes relocation benefits such as moving expenses, home sale support, a housing allowance, payment of applicable children’s school tuition fees and payment of “home leave” travel for return trips to the continental United States, in each case subject to certain limits and exceptions. Upon a participant’s departure after at least one year of service or termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. We believe that our Employee Relocation Program is necessary to attract and retain talent that is critical to our success.

2022 Compensation Determinations

Under AAMC’s annual cash incentive compensation plan, our NEOs can earn cash incentive compensation awards as determined by the Compensation Committee. The Compensation Committee and management have the authority to establish incentive compensation award guidelines. Each NEO has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2022, 100% of the total annual cash target compensation was payable to our NEOs upon achievement of certain Company and individual performance levels with the exception of the 2022 annual cash incentive to Mr. Sullivan per the Separation Agreement.

Our annual incentive-based cash compensation is structured to motivate executives to achieve key performance objectives by rewarding the executives for such achievement. We seek to accomplish this by utilizing a balanced methodology that incorporates multiple financial and non-financial performance objectives developed through our annual strategic planning process. The annual incentive-based cash compensation can be distributed as a cash payment or as a preferred stock dividend which is offered to employees based in the USVI.

For 2022, corporate goals were developed by our Compensation Committee and included targets pertaining to (a) building out the initial operations of the Alternative Lending Group, (b) attempting to restructure the $250 million Series A Preferred Stock for the benefit of the common shareholders, (c) building and retaining a strong management team to acquire or build the future business lines of AAMC, and (d) continuing to maintain the EDC status of the company as domiciled in the USVI.

2022 Equity Awards

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. The restricted stock units will vest in three equal annual installments on May 12, 2023, 2024, and 2025 subject to forfeiture or acceleration.

2021 Equity Awards

On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. 1,000 shares of this grant vested on September 20, 2022. The vesting of the additional 2,000 restricted stock units were accelerated to March 9, 2023 per the Separation Agreement.

On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. 1,667 shares of this grant vested on June 28, 2022. The remaining restricted stock units will vest in two equal annual installments on June 28, 2023 and 2024 subject to forfeiture or acceleration.

In determining the awards for our NEOs, the Compensation Committee considered the valuable and substantial contributions they had made to achieving AAMC’s strategic objectives, the importance to the Company of retaining and incentivizing them and the desire to have their cash compensation reduced and converted into the restricted stock awards so that the benefits of such grants only would be realized if the Company’s stock price were to increase.

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

Other Compensation

The Compensation Committee’s policy with respect to other employee benefit plans is to provide benefits to our employees, including executive officers that are comparable to benefits offered by companies of a similar size to ours. A competitive comprehensive benefit program is essential to achieving the goal of attracting and retaining highly qualified employees.

Employment Agreements

Jason Kopcak, Chief Executive Officer

In accordance with his employment agreement, Mr. Kopcak is entitled to an annual base salary of $575,000, an annual bonus of $575,000, and participation in employee benefit programs of the Company on the same terms as other similarly situation employees. In addition, Mr. Kopcak will receive a $250,000 signing bonus (subject to 100%, 66.67% or 33.33% recoupment if Mr. Kopcak terminates his employment without Good Reason (as defined in the Employment Agreement) or the Company terminates Mr. Kopcak for Cause (as defined in the Employment Agreement) during the first, second or third years of employment, respectively). For the avoidance of doubt, the amounts the Employee is required to repay pursuant to the preceding sentence are the entire amount of the Signing Bonus paid by the Company, or (66.67%) or (33.33%) of such amount less any taxes paid by the Employee. Mr. Kopcak will receive a one-time equity award grant of 22,500 restricted shares of Company common stock, which will vest in three equal installments on the first three anniversaries of the Start Date. In the event Mr. Kopcak's employment is terminated by the Company without Cause or he resigns for Good Reason he would be entitled to, among other things, a separation payment in the amount of one-half of his annual base salary, one-half of his target annual bonus and accelerated vesting of his restricted shares.

The Employment Agreement contains customary covenants on non-competition (for 12 months if termination is for Cause or without Good Reason), non-solicitation of employees (for 12 months) and non-solicitation of customers (for 12 months) by Mr. Kopcak and requires that all disputes be determined by binding arbitration.

Stephen R. Krallman, Chief Financial Officer

In accordance with his employment agreement, Mr. Krallman is entitled to receive an annual base salary of $325,000, with reduction in salary only as part of an across the board reduction in base salary of AAMC’s executives which is no more than 20%. Upon his relocation to the U.S. Virgin Islands, Mr. Krallman has received a housing allowance of $5,000 per month for living expenses. His annual target incentive bonus is $275,000, subject to Compensation Committee approval. Mr. Krallman received a cash signing bonus of $200,000 subject to an obligation to repay 100% of the signing bonus if terminated by the Company for Cause (as defined in his employment agreement) or without Good Reason (as defined in his employment agreement) within the first year following June 28, 2021 or 50% of such signing bonus if terminated by the Company for Cause or without Good Reason during the second year following June 28, 2021. Mr. Krallman received an initial equity award of 5,000 service-based restricted shares under the guidelines of the 2020 Equity Incentive Plan. The restricted shares will vest annually over a three-year period following the date of grant. He is eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Upon termination of employment, Mr. Krallman will be eligible to receive accrued salary and benefits payable through the date of termination. He will be subject to customary confidentiality and non-disparagement obligations, as well as a twelve-month obligation not to solicit clients, customers or employees. In addition, if his employment is terminated by the Company for Cause or by Mr. Krallman without Good Reason, he will be subject to a twelve- month non-competition obligation. If his employment is terminated by the Company without Cause or by Mr. Krallman for Good Reason, Mr. Krallman will be entitled to receive severance equal to the sum of half his annual base salary and half his annual target bonus, payable in a lump sum 60 days after his termination date, and accelerated vesting of his equity awards (except as prohibited by the 2020 Equity Incentive Plan), in each case, subject to his execution of a customary release, providing, among other things, confirmation of his confidentiality, non-disparagement and non-solicitation obligations.

Kevin F. Sullivan, Former General Counsel, Corporate Secretary

In accordance with his employment agreement, Mr. Sullivan was entitled to receive an annual base salary of $450,000 and an annual target incentive bonus of $250,000. Mr. Sullivan received an initial equity award of 3,000 service-based restricted shares under the guidelines of the 2020 Equity Incentive Plan which were to vest over a three-year period following the date of the grant. He was eligible to participate in the Company’s health and other welfare benefit plans on the same terms available to other senior executives.

On March 6, 2023, Mr. Sullivan resigned. Mr. Sullivan executed a Notice of Termination, Separation and General Release Agreement (“Separation Agreement”) on March 9, 2023, whereby certain terms of Mr. Sullivan’s employment contract were modified. Per the Separation Agreement, in 2023, Mr. Sullivan shall receive an aggregate payment of $350,000, which shall consist of (i) an amount equal to $225,000, plus (ii) an amount equal to one-half (0.5) times Mr. Sullivan’s annual target incentive or $125,000, (iii) reimbursement of 100% of the COBRA premiums incurred for Mr. Sullivan and his dependents under the Company’s health plan for six months following his termination date, (iv) waiver of the obligation for Mr. Sullivan to repay the signing bonus, and (v) acceleration of the vesting of any unvested restricted shares. Mr. Sullivan is subject to customary confidentiality and non-disparagement obligations.

Thomas K. McCarthy, Interim Chief Executive Officer

In accordance with his amended employment agreement, Mr. McCarthy was entitled to receive an annual base salary of $675,000. He was eligible to participate in the Company’s health and other welfare benefit plans on the same terms available to other senior executives. Upon termination of employment, Mr. McCarthy was eligible to receive only amounts accrued and unpaid as of the date of termination. He is subject to customary confidentiality and non-disparagement obligations.

Mr. McCarthy’s last day in his term as Interim Chief Executive Officer was May 31, 2022. On May 17, 2022, the Company entered into an amendment to his employment agreement, wherein the Company agreed to pay Mr. McCarthy a bonus of $250,000 in recognition of his contribution to the Company during his tenure as Interim Chief Executive Officer subject to Mr. McCarthy releasing the Company from all claims arising from his employment and the termination of his employment with the Company, effective May 31, 2022.

Each of our executives during the 2022 calendar year had executed an Employee Intellectual Property and Confidentiality Agreement at the time they joined AAMC that contains covenants to maintain our confidential information and that all developments by such executive shall be our property.

Preferred Stock Plan

Following stockholder approval at the 2016 Annual Meeting of Stockholders, we implemented AAMC's 2016 Employee Preferred Stock Plan (the “Preferred Stock Plan”). The Preferred Stock Plan authorizes the grant of restricted non-voting Preferred Stock to AAMC's U.S. Virgin Islands employees. The Preferred Stock Plan was created to induce certain employees to relocate and work in the U.S. Virgin Islands, remain in the employ of AAMC and provide additional incentive to promote the success of AAMC. On December 30, 2022, our Board of Directors authorized the acquisition of 1,000 shares of Series N Preferred Stock by Mr. Kopcak at $10.00 per share and 1,000 shares of Series O Preferred Stock by Mr. Krallman at $10.00 per share. In December 2022, the Company declared and paid dividends on the Preferred Stock held by Messrs. Kopcak and Krallman. Details regarding the dividends paid to Messrs. Kopcak and Krallman are set forth in the footnotes to the “Other Compensation” column of the “Summary Compensation Table” above. Because Mr. Sullivan was not located in the U.S. Virgin Islands, he was not eligible to participate in the Preferred Stock Plan.

Potential Payments upon Termination or Change in Control

The termination benefits payable to our current NEOs are described above under “Employment Agreements.”

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2022:

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Stephen R. Krallman	3,333	(2)	$67,493
Kevin F. Sullivan	2,000	(3)	40,500
Jason Kopcak	22,500	(4)	455,625

______________
(1)Represents the fair market value of the restricted shares as of December 31, 2022, based on the closing price of AAMC’s common stock, as quoted on NYSE American, of $20.25 per share on December 31, 2022.

(2)Mr. Krallman's inducement restricted stock awards are subject to service-based vesting requirements and have or will vest ratably on each of June 28, 2023, and 2024.

(3)The vesting of Mr. Sullivan's inducement restricted stock awards was accelerated to March 9, 2023 per the Separation Agreement.

(4)Mr. Kopcak's inducement restricted stock awards are subject to service-based vesting requirements and have or will vest ratably on each of May 12, 2022, 2023, and 2024.

Option Exercises

There were no outstanding options for NEOs for the year ended December 31, 2022.

Pay versus Performance

The following table shows the past two (2) fiscal years’ total compensation for our named executive officers as set forth in the Summary Compensation Table, the “compensation actually paid” to our named executive officers (as determined under SEC rules), our total shareholder return (TSR), and our net income (loss).

SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine Compensation Actually Paid as reported in the Pay Versus Performance Table. Compensation Actually Paid does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a valuation calculated under applicable SEC rules. In general, Compensation Actually Paid is calculated as summary compensation table total compensation adjusted to (a) include the value of any pension benefit (or loss) attributed to the past fiscal year, including on account of any amendments adopted during such year; and (b) include the fair market value of equity awards as of December 31, 2022 or, if earlier, the vesting date (rather than the grant date) and factor in dividends and interest accrued with respect to such awards. For purposes of the disclosure below, no pension valuation adjustments were required.

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(2)	Average Summary Compensation Table for Non-PEO Named Executive Officers ($)(1)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(4)	Net Income (Loss) ($) (in thousands) (5)
2022	$2,110,651	$2,121,450	$633,494	$648,193	$85.88	$(15,934)
2021	$2,329,688	$1,615,955	$703,779	$682,222	$75.91	$(6,004)

(1)For 2022, Jason Kopcak and Thomas K. McCarthy were our principal executive officers (“PEO”) and our non-PEO NEOs for 2022 were Stephen R. Krallman and Kevin F. Sullivan. For 2021, our PEOs were Thomas K. McCarthy and Indroneel Chatterjee and our non-PEO NEOs were Stephen R. Krallman, Kevin F. Sullivan, Christopher Moltke-Hansen and P. Graham Singer.

(2)The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for PEO:

Adjustments to Determine Compensation Actually Paid to PEO	2022	2021
Deduction for amounts reported under the Stock Awards column of the SCT	$(222,413)	$(1,591,208)
Stock awards vested in current year	—	1,853,408
Increase in the fair value of awards granted during the year that vest during the year	233,212	185,200
Deduction of fair value of awards granted prior to year that were forfeited during the year	—	(1,161,133)
Total Adjustments	10,799	(713,733)

(3)The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for our non-PEO NEOs:

Adjustments to Determine Compensation Actually Paid to Non-PEO NEOs	2022	2021
Deduction for amounts reported under the Stock Awards column of the SCT	$—	$(209,490)
Stock awards vested in current year	$28,779	$236,158
Increase/deduction for change in fair value from prior year-end to current year-end awards granted prior to year that were outstanding and unvested as of year-end	$(3,551)	$—
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to the year that vested during year	$(10,573)	$—
Deduction of fair value of awards granted prior to year that were forfeited during the year	$—	$(48,225)
Total Adjustments	$14,655	$(21,557)

(4)Total Shareholder Return illustrates the value, as of the last day of the indicated fiscal year, of an investment of $100 in AAMC common stock on December 31, 2020.

(5)The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

Compensation Actually Paid and Net Income (Loss). Due to the nature of our Company’s consolidated financial statements and historical focus on asset management services, our Company has not historically utilized net income (loss) as a performance measure for our executive compensation program. From 2021 to 2022, our net loss increased and the Compensation Actually Paid our PEO and Non-PEO NEOs also decreased between those years.

PEO and Non-PEO NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”). The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and the Company’s TSR over the period covering fiscal years 2021 and 2022. A large component of our executive compensation is equity-based to align compensation with performance, but also includes other appropriate incentives such as cash bonuses that are designed to incentivize our executives to achieve annual corporate goals. We believe the equity-based compensation strongly aligns our PEO and Non-PEOs’ interests with those of our shareholders to maximize long-term value and encourages long-term employment.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on the Company.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2022. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ricardo C. Byrd (2)	$90,000	$60,011	$150,011
John A. Engerman (2)	90,000	60,011	150,011
John P. de Jongh Jr. (2)	145,000	60,011	205,011
___________
(1)Each of Messrs. Byrd, Engerman, and Governor de Jongh, Jr. were granted 2,412 restricted shares of common stock of AAMC on November 14, 2021 for service on the Board. These shares were vested and paid in 2022. The number of shares granted was based on a share price of $24.88, which was the average of the high and low sales prices of our common stock on November 14, 2021, and represents the grant date fair value of such shares under FASB ASC 718. The amount reported in this column reflects the accounting cost for these restricted shares and does not correspond to the actual economic value that may be received by the directors upon the vesting of the restricted shares, or any sale of the underlying shares of common stock.

(2)As of December 31, 2022, each of Messrs. Byrd, Engerman, and Governor de Jongh, Jr. held 2,857 unvested shares of time-based restricted stock.

On December 14, 2022, Messrs. Byrd and Engram and Governor de Jongh, Jr. being the non-management members of the Board serving as of such date, were each awarded 2,857 shares of restricted stock under the Company’s 2020 Equity Incentive Plan for their service to the Board for the period commencing December 14, 2022 to the date of the 2023 Annual Meeting of Stockholders. Upon vesting, each such Director will receive 2,857 shares of our common stock. Such number of shares was determined by dividing $60,000 by the average of the high and low prices, or $21.00 per share, of AAMC common stock on December 14, 2022 and represents the grant date fair value calculated in accordance with FASB ASC 718.

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

Recoupment/Clawback Policies

The Sarbanes-Oxley Act of 2002 subjects incentive compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of misconduct, with any financial reporting requirement under GAAP and SEC rules. We acknowledge the SEC’s new Rule 10D-1 regarding clawback policies and the NYSE’s Proposed NYSE Manual Section 303A.14. Once final, we will comply accordingly.

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

John A. Engerman
Governor John P. de Jongh, Jr.
Ricardo C. Byrd

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2023 by:

•Each Director and NEO of AAMC, including former NEOs who worked for the Company during 2021 and/or 2022;
•All Directors and executive officers of AAMC as a group; and
•All persons known by AAMC to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 1,758,421 shares issued and outstanding as of April 21, 2023, which does not include 1,675,875 shares held by us in treasury. Unless otherwise indicated, the address of our Directors and executive officers is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of April 21, 2023

Name of Beneficial Owner:	Amount	Percent
William C. Erbey (1)	805,749	45.8%
Theodore Walker Cheng-De King (2)	194,610	11.1%

Directors and NEOs:	Amount	Percent
Indroneel Chatterjee (3)	58,027	3.3%
Christopher D. Moltke-Hansen (4)	4,774	*
P. Graham Singer (5)	5,303	*
Ricardo C. Byrd (6)	13,735	*
John A. Engerman (6)	9,517	*
John P. de Jongh, Jr. (6)	10,689	*
Thomas K. McCarthy	—	—
Jason Kopcak (7)	27,500	1.6%
Stephen R. Krallman (8)	7,000	*
Kevin Sullivan (9)	3,000	*
All Directors and Executive Officers as a Group (6 persons) (10)	71,441	4.1%
___________
*     Less than 1%

(1)Based on information contained in a Schedule 13D/A filed with the SEC on August 15, 2022 by Mr. Erbey. Includes 805,749 shares of common stock held by E. Elaine Erbey, Mr. Erbey's spouse, for which Mr. and Mrs. Erbey claim shared voting and dispositive power.

(2)Based on information contained in a Schedule 13G/A filed withe the SEC on February 17, 2023 by Mr. Cheng-de King.

(3)Based on information contained in a Form 4 filed by Mr. Chatterjee on February 26, 2021. Does not include the 40,000 unvested restricted shares of common stock, which were forfeited upon Mr. Chatterjee's termination for cause.

(4)Based on information contained in a form 4 filed by Mr. Moltke-Hansen on February 26, 2021. Does not include 5,000 unvested restricted shares of common stock, which were forfeited upon Mr. Moltke-Hansen's resignation.

(5)Based on information contained in a Form 4 filed by Mr. Singer on February 26, 2021. Does not include 5,000 unvested restricted shares of common stock, which were forfeited upon Mr. Singer's resignation.

(6)Does not include the 2,857 shares issued to each of Messrs. Byrd and Engerman and Governor de Jongh, Jr. for service on our Board for the 2022 to 2023 service year that will vest in 2023 pursuant to the AAMC 2020 Equity Incentive Plan.

(7)Based on information contained in a Form 3 filed by Mr. Kopcak on May 20, 2022. Additionally, pursuant to Mr. Kopcak's employment contract, on March 16, 2022, Mr. Kopcak received an initial equity award consisting of 22,500 restricted shares. The restricted shares are to vest annually over a three-year period following the start date of this employment on May 15, 2022. Mr. Kopcak also owns 1,000 shares of Series N Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(8)Based on information contained in a Form 4 filed by Mr. Krallman on April 27, 2022. Additionally, pursuant to Mr. Krallman's employment contract, on June 28, 2021, Mr. Krallman received an initial equity award consisting of 5,000 restricted shares. 1,667 shares vested on June 28, 2022, with the remaining 3,333 shares to vest annually over a two-year period following the date of the grant. Mr. Krallman also owns 1,000 shares of Series O Preferred Stock, which are excluded from the table above because such shares are not transferable and have no voting power.

(9)Based on information contained in a Form 3 filed by Mr. Sullivan on September 29, 2021. Pursuant to Mr. Sullivan's employment contract, on September 20, 2021, Mr. Sullivan received an initial equity award consisting of 3,000 restricted shares. 1,000 shares vested on September 20, 2022 and the remaining 2,000 shares vested on March 9, 2023 per the Separation Agreement.

(10)Includes Messrs. Byrd, Engerman, de Jongh, Jr., Kopcak, Krallman and Sullivan.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2022 with respect to compensation plans under which our equity securities are authorized for issuance (other than the 2016 Employee Preferred Stock Plan).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
2020 Equity Incentive Plan	—	$—	51,217

Equity Compensation Plans Not Approved by Security Holders:
Option Award Agreement and Restricted Stock Award Agreement	—	—	40,000
Total	—	$—	91,217

The Equity Incentive Plans allow for grants to be made in a number of different forms, including but not limited to options, restricted stock, restricted stock units and stock appreciation rights. Other than the grant of these options, we have granted restricted shares of common stock under the 2020 Equity Incentive Plan. We have also issued shares of common stock to our non-management Directors in connection with their service on our Board as described above in “Director Compensation.”

During 2022, 22,500 restricted shares were issued with a weighted average grant date value per share of $9.89. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans to members of management. These grants will vest in three equal installments based on the grant dates(s), subject to forfeiture or acceleration.

During 2021, 8,000 restricted shares were issued with a weighted average grant date value per share of $21.58. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans to members of management. Of the 8,000 shares issued, 2,667 shares vested in 2022, 2,000 vested in March 2023 due to vesting acceleration, with the remaining 3,333 shares to vest in two equal annual installments based on the grant date(s), subject to forfeiture or acceleration.

During 2021, 5,850 options were exercised at a weighted average price of $4.36. As of December 31, 2022, we had no outstanding options.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2022 and 2021, we had 3,200 and 1,200 and shares outstanding, respectively In 2022, Mr. Kopcak and Mr. Krallman each had been issued 1,000 shares of preferred stock.

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

Putnam Transaction

On July 18, 2022, AAMC entered into an agreement (the ‘‘Purchase Agreement’’) with Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, ‘‘Putnam’’) in which the Company repurchased 286,873 shares of common stock owned by Putnam. The aggregate purchase price for such shares of common stock was $2,868,730 or $10 per share.

Pursuant to the Purchase Agreement, the Company and Putnam also agreed to terminate the most favored nation clause granted to Putnam in the settlement agreement between Putnam and the Company dated February 17, 2021 (the ‘‘Settlement Agreement’’) requiring the Company to pay Putnam the difference, subject to certain terms and conditions, if the Company enters into a mutually agreed settlement with another holder of the Company’s Series A preferred stock (the ‘‘Preferred Shares’’) at a higher value per Preferred Share than provided to Putnam under the Settlement Agreement. The Company and Putnam also agreed to terminate all of Putnam’s shareholder voting obligations included in the Settlement Agreement.

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On December 29, 2022, the arbitrator entered a final order which granted an additional award of fees and costs to the Company in the amount of over $1 million, bringing the Company's total judgment against Mr. Chatterjee to approximately $1.6 million. In the arbitrator’s final award, he also included the amounts he had previously awarded to the Company in his October 19, 2022 order, which were $400,000 plus interest at the U.S. Virgin Islands’ 9% statutory rate for contractual claims (since Mr. Chatterjee’s termination on April 16, 2021) and approximately $140,000 as reimbursement to the Company for all expenses the Company incurred directly and solely as a result of Mr. Chatterjee’s misconduct in the arbitration.

The Company intends to enforce the judgment against Mr. Chatterjee.

Former General Counsel, Graham Singer

On June 25, 2021, Mr. Singer commenced an arbitration against the Company and its subsidiary AAMC US, Inc. regarding his compensation and the terms of his employment. The Company had previously demanded that Mr. Singer return his signing bonus in accordance with the terms of his employment agreement. The Company and Mr. Singer settled all claims and counterclaims and the Company paid Mr. Singer’s counsel $70,000 in 2022.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, GA, Auditor Firm ID: 42. The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2022 and 2021:

Category	2022	2021
Audit Fees	$515,000	$472,494
Audit-Related Fees	15,594	—
Tax Fees	—	16,640
All Other Fees	50,000	—
Total	$580,594	$489,134

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

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

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2022 and 2021. Additionally, we have excluded reimbursed expenses.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2022 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

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

Part IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
3.4	Master Repurchase Agreement between Altisource Asset Management Corporation and Grapetree Lending LLC and NexBank, dated December 2, 2022 (portions redacted).
4.1	Description of Registrant's Securities.
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.10†	Employment Agreement of Jason Kopcak, dated as of March 16, 2022. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2022.)
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
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

21	Schedule of Subsidiaries.
23	Consent of Ernst & Young LLP.
24	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 27, 2023).
31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Interim CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	May 1, 2023	By:	/s/	Jason Kopcak
Jason Kopcak
Interim Chief Executive Officer

Date:	May 1, 2023	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

*	Director	May 1, 2023
John P. de Jongh, Jr.

*	Director	May 1, 2023
Ricardo C. Byrd

*	Director	May 1, 2023
John A. Engerman

/s/ Jason Kopcak	Chief Executive Officer	May 1, 2023
Jason Kopcak

/s/ Stephen Ramiro Krallman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2023
Stephen Ramiro Krallman

__________
* A signed Power of Attorney authorizing Jason Kopcak and Stephen Ramiro Krallman each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2022 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on March 27, 2023.