Form 10-Q
period 2023-03-31
Altisource Asset Management Corp
filed 2023-05-15
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 8, 2023, 1,758,421 shares of our common stock were outstanding (excluding 1,675,873 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2023

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
•While the Company has no direct exposure to the recently failed banks due to the recent financial conditions of the banking system, if other banks or financial institutions enter receivership or become insolvent in the future, our ability, and the ability of our customers, clients and vendors, to access capital, may be threatened and could have a material adverse effect on our business and financial condition;
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

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Available Information

Our website can be found at www.altisourceamc.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we
ii

may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Form 10-Q. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Investor Relations can be contacted at Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, USVI 00820, Attn: Investor Relations, telephone 1-704-275-9113, email: IR@AltisourceAMC.com. We use our website (www.altisourceamc.com) and may use other social media channels, to disclose public information to investors, the media, and others.

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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Loans held for sale, at fair value	$13,475	$11,593
Loans held for investment, at fair value	65,316	83,143
Cash and cash equivalents	11,836	10,727
Restricted cash	2,049	2,047
Other assets	10,642	10,137
Total assets	$103,318	$117,647

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$8,862	$10,349
Lease liabilities	1,232	1,323
Credit facilities	43,234	51,653
Total liabilities	53,328	63,325

Commitments and contingencies (Note 5)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of March 31, 2023 and December 31, 2022. 144,212 shares issued and outstanding and $144,212 redemption value as of March 31, 2023 and December 31, 2022, respectively.	144,212	144,212

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,434,294 and 1,758,421 shares issued and outstanding, respectively, as of March 31, 2023 and 3,432,294 and 1,783,862 shares issued and outstanding, respectively, as of December 31, 2022.	34	34
Additional paid-in capital	149,170	149,010
Retained earnings	38,528	41,516
Accumulated other comprehensive income	20	20
Treasury stock, at cost, 1,675,873 shares as of March 31, 2023 and 1,648,432 shares as of December 31, 2022.	(281,974)	(280,470)
Total stockholders' deficit	(94,222)	(89,890)
Total Liabilities and Equity	$103,318	$117,647
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Loan interest income	$2,036	$—
Loan fee income	85	—
Realized gains on loans held for sale, net	10	—
Total revenues	2,131	—

Expenses:
Salaries and employee benefits	1,864	924
Legal fees	441	1,357
Professional fees	480	266
General and administrative	934	729
Servicing and asset management expense	183	—
Acquisition charges	—	424
Interest expense	1,082	—
Direct loan expense	263	—
Loan sales and marketing expense	409	—
Total expenses	5,656	3,700

Other income (expense):
Change in fair value of loans	849	—
Realized losses on sale of held for investment loans, net	(275)	—
Other	(2)	8
Total other income	572	8

Net loss before income taxes	(2,953)	(3,692)
Income tax expense (benefit)	35	5
Net loss attributable to common stockholders	$(2,988)	$(3,697)
Gain on preferred stock transaction	—	5,122
Numerator for earnings per share	$(2,988)	$1,425

(Loss) income per share of common stock – Basic:
(Loss) income per basic common share	$(1.68)	$0.69
Weighted average common stock outstanding	1,777,135	2,056,666

(Loss) income per share of common stock – Diluted:
(Loss) income per diluted common share	$(1.68)	$0.66
Weighted average common stock outstanding	1,777,135	2,174,002
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net loss:	$(2,988)	$(3,697)
Other comprehensive loss:
Currency translation adjustments, net	—	(6)
Total other comprehensive loss:	—	(6)

Comprehensive loss:	$(2,988)	$(3,703)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2022	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(1,504)	(1,504)
Share-based compensation, net of tax	—	—	160	—	—	—	160
Net loss	—	—	—	(2,988)	—	—	(2,988)
March 31, 2023	3,434,294	$34	$149,170	$38,528	$20	$(281,974)	$(94,222)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—	25
Share-based compensation, net of tax	—	—	72	—	—	—	72
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Preferred stock conversion	—	—	5,122	—	—	—	5,122
Net loss	—	—	—	(3,697)	—	—	(3,697)
March 31, 2022	3,422,391	$34	$148,742	$53,753	$48	$(277,589)	$(75,012)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,988)	$(3,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	73
Share-based compensation	160	72
Amortization of operating lease right-of-use assets	94	40
Change in fair value of loans	(849)	—
Net realized loss on sale of loans	265	—
Changes in operating assets and liabilities:
Originations of held for sale loans	(1,817)	—
Additional fundings of held for sale loans	(1,202)	—
Proceeds from sales of loans held for sale	1,087	—
Principal payments on loans held for sale	116	—
Interest receivable	340	—
Amortization of deferred financing fees	31	—
Other assets and liabilities	(2,245)	(867)
Net cash used in operating activities	(6,944)	(4,379)
Investing activities:
Purchase of loans held for investment	—	(17,723)
Additional fundings of loans held for investment	(2,612)	—
Proceeds from sales of loans held for investment	5,235	—
Principal payments on loans held for investment	15,382	—
Investment in property and equipment	(31)	—
Net cash provided by (used in) investing activities	17,974	(17,723)
Financing activities:
Conversion of preferred stock	—	(1,893)
Proceeds from borrowed funds	23,370	—
Repayment of borrowed funds	(31,789)	—
Proceeds and payment of tax withholding on stock options exercised, net	—	25
Repurchase of common stock	(1,504)	—
Net cash used in financing activities	(9,923)	(1,868)
Net change in cash and cash equivalents	1,107	(23,970)
Effect of exchange rate changes on cash and cash equivalents	4	(9)
Consolidated cash, cash equivalents and restricted cash, beginning of period	12,774	78,349
Consolidated cash, cash equivalents and restricted cash, end of the period	$13,885	$54,370

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets:

	As of:
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,836	$10,727
Restricted cash	2,049	2,047
Total cash, cash equivalents, and restricted cash	$13,885	$12,774

	Three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$900	$—
Income taxes paid	48	5

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Organization and Basis of Presentation
Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U.S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”), and commenced operations as an asset manager on December 21, 2012.

During the first quarter of 2022, the Company created the Alternative Lending Group (“ALG”), a wholly-owned subsidiary of the Company, to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entail the following:

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

ALG’s primary sources of income are derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

In management's opinion, the unaudited interim condensed consolidated financial statements contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022.

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

A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. Loans under contract for sale are valued at the agreed sales price. We estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we have or will invest in is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 2 for further discussion on fair value measurements.

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

On January 4, 2023, this action was removed to the United States District Court of the Virgin Islands, Division of St. Croix.

On February 28, 2023, defendant Redleaf filed a motion to dismiss the complaint. On April 25, 2023, the Magistrate Judge issued an order scheduling an initial conference for June 8, 2023.

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

On July 18, 2022, the Company entered into an agreement (the "Purchase Agreement") with Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”) in which the Company repurchased 286,873 shares of common stock of the Company owned by Putnam (the "Putnam Shares"). The aggregate purchase price of the Putnam Shares was $2,868,730, or $10 per share.

Pursuant to the Purchase Agreement, the Company and Putnam also agreed to terminate the most favored nation clause granted to Putnam in the Putnam Agreement. The Company and Putnam also agreed to terminate all of Putnam's shareholder voting obligations included in the Putnam Agreement.

Recently issued accounting standards

For a discussion of our recently issued accounting standards, please see “Note 1, “Organization and Basis of Presentation -Recently issued accounting standards” in our Annual Report on Form 10-K for the year ended December 31, 2022.

2. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of March 31, 2023 and December 31, 2022, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Total loan commitments	$16,840	$15,080	$75,186	$98,157
Less: construction holdbacks (1)	(3,295)	(3,350)	(8,826)	(13,188)
Total principal outstanding	13,545	11,730	66,360	84,969
Change in fair value of loans	(70)	(137)	(1,044)	(1,826)
Total loans at fair value	$13,475	$11,593	$65,316	$83,143
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 106 loans at March 31, 2023, with a weighted average coupon of 9.5%, of which the Company receives a net yield of 8.8% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 8 months. 16 loans represent 61% of the total principal outstanding at March 31, 2023. There were two loans on nonaccrual status or 90 days or more past due at March 31, 2023 with a carrying value of $3.8 million.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

		Loans Held for Sale	Loans Held for Investment
Balance at	December 31, 2022	$11,593	$83,143
Originations		1,817	—
Proceeds from sales of loans (1)		(1,087)	(5,500)
Additional fundings		1,202	2,612
Change in interest receivable		(1)	(339)
Payoffs and repayments		(116)	(15,382)
Fair value adjustment		67	782
Balance at	March 31, 2023	$13,475	$65,316
(1) Includes net realized loss on sale of loans.

The composition of the total loan commitment by state as of March 31, 2023 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$32,122	34.9%
New York	10,546	11.5%
New Jersey	11,074	12.0%
California	12,991	14.1%
Washington	4,530	4.9%
Connecticut	4,037	4.4%
Illinois	4,357	4.7%
Other	12,369	13.5%
Total	$92,026	100.0%

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

The following table presents the assets that are reported at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2023
Loans held for sale	$13,475	$—	$—	$13,475
Loans held for investment	65,316	—	—	65,316
Total measured	$78,791	$—	$—	$78,791

December 31, 2022
Loans held for sale	$11,593	$—	$—	$11,593
Loans held for investment	83,143	—	—	83,143
Total measured	$94,736	$—	$—	$94,736

The estimated fair value for our business purpose loans is determined using discounted cash flow model (“DCF”) to estimate the net present value of the future cash flows expected from each loan. For performing loans, the DCF is based on the future expected cash flows of each loan in accordance with its contractual terms net of the strip component. Cash flows for performing loans with construction holdbacks incorporate the draws to complete the required improvements to the underlying property securing the loan. For nonaccrual loans, the estimated cash flows are based on the current fair value of the collateral of the loans, in which the Company will utilize a third-party appraisal to determine the fair value (Level 3).

On a loan by loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.6% which is greater than the overall yield on the portfolio of 8.6%, resulting in the decrease in value of the portfolio at March 31, 2023. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3).

We did not transfer any assets from one level to another level during the three months ended March 31, 2023 and the year ended December 31, 2022.

3. Borrowings

In December 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the "NexBank Line") with NexBank, as the buyer. The Company uses the proceeds from the NexBank Line to fund the acquisition and origination of business purpose loans (the "Loans") secured by residential, multifamily and certain commercial properties. Each draw on the NexBank Line can be outstanding up to 180 days. NexBank has a security interest in the Loans subject to a transaction under the NexBank Line. The NexBank Line's maturity is 364 days from the execution date. The carrying value of the NexBank Line approximates its fair value as of March 31, 2023 due to its short-term nature and floating interest rate terms.

The NexBank Line accrues interest at a equal to the greater of (a) the 1 month Term SOFR rate plus a spread dependent on three and on-half percent (3.50%) or (b) four and one-quarter (4.25%). The average borrowing rate was 8.52% and weighted average remaining term is 107 days as of March 31, 2023. The NexBank Line’s outstanding balance is $20.7 million and is collateralized by $24.7 million in Loans at March 31, 2023.

The NexBank Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) maximum debt to net worth ratio; 2) minimum current ratio; and 3) minimum liquidity. The NexBank Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the NexBank Line and the liquidation of Loans subject to a transaction. For the three months ended March 31, 2023, the Company did not meet the twelve-trailing months profitability requirements of the NexBank Line. As a result, the Company has requested a compliance waiver from NexBank and is currently working with NexBank to receive the waiver. We are not aware of any reasons or circumstances that would prevent NexBank from electing to issue the waiver at this time. The Company was otherwise in compliance with all covenants and there were no defaults as of March 31, 2023.

In August 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the “Flagstar Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company uses the proceeds from the Flagstar Line to fund the acquisition and origination of Loans secured by residential, multifamily and certain commercial properties. Each draw on the Flagstar Line can be outstanding up to 180 days. Flagstar has a security interest in the Loans subject to a transaction under the Flagstar Line and requires the Company to maintain restricted cash of $2 million in a Flagstar deposit account. The Line's maturity is 364 days from the execution date. The carrying value of the Line approximates its fair value as of March 31, 2023 due to its short-term nature and floating interest rate terms.

The Flagstar Line accrues interest at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest is payable at 90 days. The Company also incurs a fee on the unused portion of the $50.0 million if the average outstanding balance of the Flagstar Line is less than a threshold level of the total commitment. The average borrowing rate for the Line was 7.68% and weighted average remaining term on the Line is 183 days as of March 31, 2023. Flagstar Line’s outstanding balance is $22.6 million and is collateralized by $40.4 million in Loans at March 31, 2023.

The Flagstar Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) quarter-end tangible net worth; 2) quarter-end liquidity; 3) a quarter-end ratio of total liabilities to tangible net worth; and 4) minimum profitability requirements in 2023. The Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the Line and the liquidation of Loans subject to a transaction. The Company was in compliance with all covenants and there were no defaults as of March 31, 2023.

4. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, Tampa, Florida, and Bengaluru, India.

As of March 31, 2023 and December 31, 2022, our weighted average remaining lease term, including applicable extensions, was 3.6 years and 3.8 years, respectively. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three months ended March 31, 2023 and 2022, we recognized rent expense of approximately $124,000 and $49,000, related to long-term operating leases, respectively. We had no short-term rent expense during the three months ended March 31, 2023 and 2022. We include rent expense as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. We had no finance leases during the three months ended March 31, 2023 and 2022.

The following table presents our future lease obligations under our operating leases as of March 31, 2023 ($ in thousands):

Operating Lease Liabilities
2023 (1)	$458
2024	304
2025	314
2026	275
2027	43
Total lease payments	1,394
Less: interest	162
Lease liabilities	$1,232
_____________
(1)Excludes the three months ended March 31, 2023.

5. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2022. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings.  The following updates and restates the description of the previously reported matters:

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

Defendants have moved to dismiss the first amended verified complaint on various alleged grounds, including that the Court allegedly lacks personal jurisdiction over Defendants. Plaintiffs and AAMC have opposed Defendant’s motions and have also moved for leave to file a second amended verified complaint to include AAMC as a direct plaintiff, rather than as a derivative party. On March 27, 2019, the Court held oral argument on Defendants' motions to dismiss the first amended verified complaint and Plaintiffs' motion for leave to file the second amended verified complaint. The Court held additional oral argument on the pending motions on October 25, 2021. Plaintiffs have repeatedly required the Court to decide the pending motions and issue a scheduling order permitting discovery to proceed.

On October 11, 2022, the Court appointed a Staff Master to decide, or issue a recommended decision on, the pending motions, including the motion to dismiss for lack of personal jurisdiction.

On February 1, 2023, Plaintiffs and AAMC filed a petition for mandamus with the United States Virgin Islands Supreme Court seeking an order directing the Superior Court to issue a decision on the personal jurisdiction issue and to permit discovery to proceed. On April 18, 2023, the Supreme Court issued an order dismissing the petition for mandamus, without prejudice, as moot.

On March 3, 2023, the Staff Master held a hearing to discuss the pending motions to dismiss. On April 6, 2023, the Staff Master ordered the parties to submit supplemental briefs on the personal jurisdiction issue which the parties filed on April 28, 2023.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at March 31, 2023 or December 31, 2022.

6. Share-Based Payments

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. The restricted stock units will vest in three equal annual installments in May 2023, 2024, and 2025 subject to forfeiture or acceleration.
On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. 1,000 shares of this grant vested on September 20, 2022. The vesting of the additional 2,000 shares were accelerated to March 9, 2023 due to a separation agreement with the member of management.

On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. 1,667 shares of this grant vested on June 28, 2022. The remaining restricted stock units will vest in two equal annual installments on June 28, 2023 and 2024 subject to forfeiture or acceleration.

Our independent Directors each receive annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders' meeting. These shares of restricted stock vest and are issued after the next annual shareholders meeting, subject to each independent Director attending at least 75% of the Board and committee meetings. During 2022, we granted 8,571 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $21.00.

We recorded $0.16 million and $0.07 million of compensation expense related to our share-based compensation for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an aggregate $0.2 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 0.8 years and 1.1 years, respectively.

7. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 through June 30, 2023.

At March 31, 2023, the Company met the minimum employment requirements required under the provisions of the Waiver. The Company hired Jason Kopcak as President and Chief Operating Officer, now Chief Executive Officer, in May 2022, and he has relocated to the USVI.

As of March 31, 2023 and December 31, 2022, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the three months ended March 31, 2023 and 2022.

The Company recorded tax expense of $35 thousand on a book loss of $3.0 million in the first quarter of 2023. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

8. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator
Net loss	$(2,988)	$(3,697)
Gain on preferred stock transaction	—	5,122
Numerator for earnings per share - net loss attributable to common stockholders	$(2,988)	$1,425

Denominator
Weighted average common stock outstanding – basic	1,777,135	2,056,666
Weighted average common stock outstanding – diluted	1,777,135	2,174,002

(Loss) income per basic common share	$(1.68)	$0.69
(Loss) income per diluted common share	$(1.68)	$0.66

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share for the period indicated ($ in thousands):

	Three months ended March 31,
	2023	2022
Denominator
Restricted stock	29,216	—
Preferred stock, if converted	115,370	—

9. Segment Information

ALG is our primary segment which we continue to grow in 2023.

10. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations as an asset manager on December 21, 2012.

During the first quarter of 2022, the Company created Alternative Lending Group (“ALG”) to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entail the following:

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

ALG’s primary sources of income are derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

For a discussion of the risks associated with the Company's new business, see Item 1A - “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Metrics Affecting our Consolidated Results

Our operating results are affected by various factors and market conditions, including the following:

Revenues

Our revenues primarily consist of loan interest income and origination fees earned and origination fees earned on our loans held for sale and investment, net realized gains or losses on loans held for sale, along with other ancillary fees earned from the loan portfolio.

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

Other Income (Expense)

Other income (expense) primarily relates to income or expense recognized in the change of fair value of loans and net realized gains or losses on loans held for investment.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2023 and 2022. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income was $2.0 million for three months ended March 31, 2023. No loan interest income was earned in 2022, as we had not developed said lines of business at that time.

Loan Fee Income

Loan fee income was $0.1 million for the three months ended March 31, 2023. No loan fee income was earned in three months ended March 31, 2022, as we had not developed said line of business at that time.

Realized Gains on Loans Held for Sale, net

Realized gains on loans held for sale, net, were $10,000 for the three months ended March 31, 2023. No realized gains on loans held for sale was earned in three months ended March 31, 2022, as we had not developed said line of business at that time.

Salaries and Employee Benefits

Salaries and employee benefits were $1.9 million during the three months ended March 31, 2023, compared to $0.9 million during the three months ended March 31, 2022. The 2023 quarterly increase was primarily due addition of loan operations and ALG staff.

Legal, Acquisition and Professional Fees

Legal fees were $0.4 million during the three months ended March 31, 2023 compared to $1.4 million during the three months ended March 31, 2022. The 2023 decrease was primarily due to higher legal and consulting fees related to the Luxor litigation and employment issues incurred in 2022. We incurred no acquisition costs in the three months ended March 31, 2023 and $0.4 million in acquisition costs in the three months ended March 31, 2022. Professional fees were $0.5 million during the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses were $0.9 million during the three months ended March 31, 2023 compared to $0.7 million during the three months ended March 31, 2022.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.2 million during the three months ended March 31, 2023. No servicing and asset management expense was recorded in three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Interest Expense

Interest expenses were $1.1 million during the three months ended March 31, 2023. Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. No interest expense was recorded in three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Direct Loan Expense

Direct loan expenses were $0.3 million during the three months ended March 31, 2023. Direct loan expenses include loan broker fees, inspection fees, title search and other fees. No direct loan expense was recorded in three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Loan Sales and Marketing Expense

Loan sales and marketing expenses were $0.4 million during the three months ended March 31, 2023. Loan sales and marketing expense include expenses related to the promotion and exposure to new business leads which may result in originations of loans. No loan sales and marketing expense was recorded in the three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Change in Fair Value of Loans

We recognized $0.8 million income for the change in fair value of loans three months ended March 31, 2023 No income or expense was recognized in the three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Realized Losses on Sale of Held for Investment Loans, net

We recognized $0.3 million expense for realized losses on sale of held for investment loans, net, for the three months ended March 31, 2023. No income or expense was recognized in the three months ended March 31, 2022, as we had not developed the ALG line of business at that time.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $11.8 million compared to $10.7 million as of December 31, 2022. The increase in cash and cash equivalents was primarily due to principal payments on loans. As of March 31, 2023, we also had $2.0 million in restricted cash. We are developing new sources of income and capital through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

As referred to in Note 1 in our condensed consolidated financial statements, the Company has settled with certain owners of its Series A Shares which has reduced the outstanding balance from $250 million to approximately $144 million. The remaining outstanding Series A Shares are owned by Luxor in which we are currently in litigation over various claims.

AAMC intends to continue to pursue its strategic business initiatives despite this litigation. See “Our Business.” If Luxor were to prevail in its lawsuit, we may need to cease or curtail our business initiatives and our liquidity could be materially and adversely affected. For more information on the legal proceedings with Luxor, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2022.

Loans Held for Sale, at fair value

On March 31, 2023, our loans held for sale, at fair value, was $13.5 million. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.

Loans Held for Investment, at fair value

On March 31, 2023, our loans held for investment, at fair value, was $65.3 million. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Credit Facilities

As of March 31, 2023, our repurchase agreements totaled $43.2 million. See Note 3 for more detail.

Treasury Shares

At March 31, 2023, a total of $273.1 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2023, we had an aggregate of $26.9 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(6,944)	$(4,379)
Net cash provided by (used in) investing activities	17,974	(17,723)
Net cash used in financing activities	(9,923)	(1,868)
Total cash flows	$1,107	$(23,970)

Net cash used in operating activities for the three months ended March 31, 2023, respectively, consisted primarily of origination and additional fundings of loans held for sale, interest receivable, payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues offset by proceeds from sales and principal payments on held for sale loans. Net cash used in operating activities for the three months ended March 31, 2022, consisted primarily of payment of ongoing salaries and benefits, annual incentive to select staff and operating leases.

Net cash provided by investing activities for the three months ended March 31, 2023, consisted primarily of the proceeds from sales and principal payments on loans held for investment, offset by additional fundings of loans held for investment. Net cash used in investing activities for the three months ended March 31, 2022, consisted primarily of the purchase of ALG loans.

Net cash used in financing activities for the three months ended March 31, 2023, primarily relates to funds borrowed and repaid under the Company's line of credit, cash used in the repurchase of common stock. Net cash used in financing activities for the three months ended March 31, 2022, primarily relates to the conversion of preferred stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - “Note 1. Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

For a discussion of our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2022; and Footnotes 1 and 2 of the condensed consolidated interim financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2023.

As the Company is a Smaller Reporting Company (“SRC”) under the SEC guidelines, management has determined that it will no longer receive an attestation opinion of its internal controls over financial reporting from its external auditor until the Company no longer qualifies as a SRC, upon reaching certain revenue thresholds. This decision was in conjunction with the creation of Company’s new business line and the extension of the 2012 Jumpstart Our Business Startups (“JOBS:) Act in March 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 5, “Commitments and Contingencies” of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk factors

Our risk factors reflected in our December 31, 2022 Form 10-K (filed on March 27, 2023) have not materially changed as our alternative lending business line risks were incorporated. For additional information regarding our risk factors, you should carefully consider the risk factors disclosed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Altisource Asset Management Corporation
Date:	May 15, 2023	By:	/s/	Jason Kopcak
Jason Kopcak
Chief Executive Officer

Date:	May 15, 2023	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer