Form 10-Q
period 2023-06-30
Altisource Asset Management Corp
filed 2023-08-14
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 7, 2023, 1,764,658 shares of our common stock were outstanding (excluding 1,678,803 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2023

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

Available Information

Our website can be found at www.altisourceamc.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act , as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics (the “Code”) and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally,
ii

telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Form 10-Q. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

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

Part I
Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Loans held for sale, at fair value	$21,773	$11,593
Loans held for investment, at fair value	51,773	83,143
Cash and cash equivalents	10,532	10,727
Restricted cash	4,002	2,047
Other assets	10,937	10,137
Total assets	$99,017	$117,647

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$8,852	$10,349
Lease liabilities	1,137	1,323
Credit facilities	42,992	51,653
Total liabilities	52,981	63,325

Commitments and contingencies (Note 5)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of June 30, 2023 and December 31, 2022. 144,212 shares issued and outstanding and $144,212 redemption value as of June 30, 2023 and December 31, 2022, respectively.	144,212	144,212

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 3,443,461 and 1,764,658 shares issued and outstanding, respectively, as of June 30, 2023 and 3,432,294 and 1,783,862 shares issued and outstanding, respectively, as of December 31, 2022.	34	34
Additional paid-in capital	149,264	149,010
Retained earnings	34,714	41,516
Accumulated other comprehensive income	21	20
Treasury stock, at cost, 1,678,803 shares as of June 30, 2023 and 1,648,432 shares as of December 31, 2022.	(282,209)	(280,470)
Total stockholder's deficit	(98,176)	(89,890)
Total liabilities and equity	$99,017	$117,647
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Loan interest income	$1,610	$524	$3,646	$524
Loan fee income	300	9	385	9
Realized gains on loans held for sale, net	10	—	20	—
Total revenues	1,920	533	4,051	533

Expenses:
Salaries and employee benefits	1,909	1,555	3,773	2,479
Legal fees	936	1,379	1,377	2,736
Professional fees	608	309	1,088	575
General and administrative	984	828	1,918	1,557
Servicing and asset management expense	228	181	411	181
Acquisition charges	—	89	—	513
Interest expense	872	—	1,954	—
Direct loan expense	189	—	452	—
Loan sales and marketing expense	382	—	791	—
Total expenses	6,108	4,341	11,764	8,041

Other income (expense):
Change in fair value of loans	390	(325)	1,239	(325)
Realized losses on sale of held for investment loans, net	—	—	(275)	—
Other	—	8	(2)	16
Total other income (expense)	390	(317)	962	(309)

Net loss from continuing operations before tax	(3,798)	(4,125)	(6,751)	(7,817)
Income tax expense	16	7	51	12
Net loss from continuing operations	$(3,814)	$(4,132)	$(6,802)	$(7,829)

Net loss attributable to common stockholders	$(3,814)	$(4,132)	$(6,802)	$(7,829)

Continuing operations earnings per share
Net loss from continuing operations	$(3,814)	$(4,132)	$(6,802)	$(7,829)
Gain of preferred stock transaction	—	—	—	5,122
Numerator for earnings per share from continuing operations	$(3,814)	$(4,132)	$(6,802)	$(2,707)

Loss per share of common stock - Basic:
Loss per basic common share	$(2.16)	$(2.00)	$(3.84)	$(1.31)
Weighted average common stock outstanding	1,765,233	2,063,078	1,771,184	2,059,872

Loss per share of common stock - Diluted:
Loss per diluted common share	$(2.16)	$(2.00)	$(3.84)	$(1.31)
Weighted average common stock outstanding	1,765,233	2,063,078	1,771,184	2,059,872
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(3,814)	$(4,132)	$(6,802)	$(7,829)
Other comprehensive loss:
Currency translation adjustments, net	1	(13)	1	(19)
Total other comprehensive income (loss)	1	(13)	1	(19)

Comprehensive loss	$(3,813)	$(4,145)	$(6,801)	$(7,848)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2022	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(1,504)	(1,504)
Share-based compensation, net of tax	—	—	160	—	—	—	160
Net loss	—	—	—	(2,988)	—	—	(2,988)
March 31, 2023	3,434,294	34	149,170	38,528	20	(281,974)	(94,222)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	9,167	—	—	—	—	(235)	(235)
Share-based compensation, net of tax	—	—	94	—	—	—	94
Currency translation adjustments, net	—	—	—	—	1	—	1
Net loss	—	—	—	(3,814)	—	—	(3,814)
June 30, 2023	3,443,461	$34	$149,264	$34,714	$21	$(282,209)	$(98,176)
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—	25
Share-based compensation, net of tax	—	—	72	—	—	—	72
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Preferred stock conversion	—	—	5,122	—	—	—	5,122
Net loss	—	—	—	(3,697)	—	—	(3,697)
March 31, 2022	3,422,391	34	148,742	53,753	48	(277,589)	(75,012)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,667	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	79	—	—	—	79
Currency translation adjustments, net	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	(4,132)	—	—	(4,132)
June 30, 2022	3,424,058	$34	$148,821	$49,621	$35	$(277,589)	$(79,078)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(6,802)	$(7,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	128	145
Share-based compensation	254	151
Amortization of operating lease right-of-use assets	193	84
Change in fair value of loans	(1,239)	325
Net realized loss (gain) on sale of loans held for investment	275	—
Net realized (gain) loss on sale of held for sale loans	(20)	—
Changes in operating assets and liabilities:
Originations of held for sale loans	(10,592)	—
Additional fundings of held for sale loans	(3,379)	—
Proceeds from sales of held for sale loans	3,687	—
Principal payments on held for sale loans	491	—
Interest receivable	638	—
Amortization of deferred financing fees	63	—
Other assets and liabilities	(2,180)	(5,710)
Net cash used in operating activities	(18,483)	(12,834)
Investing activities:
Purchase of loans held for investment	—	(40,350)
Additional fundings of loans held for investment	(5,323)	—
Proceeds from sales of loans held for investment	6,346	—
Principal payments on loans held for investment	30,306	8,043
Investment in property and equipment	(690)	—
Net cash provided by (used in) investing activities	30,639	(32,307)
Financing activities:
Conversion of preferred stock	—	(1,893)
Proceeds from borrowed funds	51,611	—
Repayment of borrowed funds	(60,273)	—
Proceeds and payment of tax withholding stock options exercised, net	(235)	25
Repurchase of common stock	(1,504)	—
Net cash used in financing activities	(10,401)	(1,868)
Net change in cash and cash equivalents	1,755	(47,009)
Effect of exchange rate changes on cash and cash equivalents	5	(23)
Consolidated cash, cash equivalents and restricted cash, beginning of period	12,774	78,349
Consolidated cash, cash equivalents and restricted cash, end of period	$14,534	$31,317

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets:

	As of:
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$10,532	$10,727
Restricted cash	4,002	2,047
Total cash, cash equivalents, and restricted cash	$14,534	$12,774

	Six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,404	$—
Income taxes paid	65	3,763

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
Redeemable Preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares has the right to give notice requesting us to redeem all of the Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will deliver to those holders who have requested redemption in accordance with the Certificate a notice of redemption. If we do not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we will not provide a notice of redemption. The redemption right will be exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we are required to redeem all of the holder’s Series A Shares, we are required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefore. Due to the redemption provisions of the Series A Preferred Stock, we classify these shares as mezzanine equity, outside of permanent stockholders' equity.

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

AAMC and Luxor have filed an appeal and cross-appeal, respectively, from the trial court’s ruling in the Appellate Division - First Department, of the Supreme Court of the State of New York. By stipulation of the parties, the appeal and cross-appeal were perfected and briefed for the June 2023 term. On June 13, 2023, the First Department issued its decision in favor of AAMC that it did not breach any contractual obligation to redeem Luxor’s preferred shares and directed the Clerk of the Court to enter judgment dismissing Luxor’s complaint.

On July 19, 2023, Luxor filed a motion for leave to appeal in the Court of Appeals of the State of New York, and AAMC filed an opposition thereto on August 7, 2023.

AAMC continues to pursue its strategic business initiatives despite this litigation. If Luxor were to prevail in its lawsuit, our liquidity could be materially and adversely affected.

–AAMC (plaintiff) v. Nathaniel Redleaf (defendant)

On October 31, 2022, AAMC filed a complaint with demand for jury trial in the Superior Court of the Virgin Islands, Division of St. Croix, against Nathaniel Redleaf alleging breach of fiduciary duty to AAMC. Mr. Redleaf was a member of AAMC’s Board of Directors for five years, and the Company’s complaint alleges that he breached his fiduciary duty, by among other things, disclosing AAMC’s confidential information to Luxor. AAMC seeks a number of remedies, including compensatory damages, disgorgement of any benefit received by Luxor or Mr. Redleaf as a result of such breaches.

On January 4, 2023, this action was removed to the United States District Court of the Virgin Islands, Division of St. Croix.

On February 28, 2023, defendant Redleaf filed a motion to dismiss the complaint. On April 25, 2023, the Magistrate Judge issued an order scheduling an initial conference for June 8, 2023. On May 15, 2023, the Court issued an order staying proceedings in this matter through November 16, 2023 pending a decision on defendant’s motion to dismiss.

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

2. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of June 30, 2023 and December 31, 2022, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Total loan commitments	$27,523	$15,080	$57,810	$98,157
Less: construction holdbacks (1)	(5,901)	(3,350)	(5,162)	(13,188)
Total principal outstanding	21,622	11,730	52,648	84,969
Change in fair value of loans	151	(137)	(875)	(1,826)
Total loans at fair value	$21,773	$11,593	$51,773	$83,143
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 89 loans at June 30, 2023, with a weighted average coupon of 9.5%, of which the Company receives a net yield of 8.8% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 17 months. 15 loans represent 64% of the total principal outstanding at June 30, 2023. There were six loans on nonaccrual status or 90 days or more past due at June 30, 2023 with a carrying value of $6.9 million.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

		Loans Held for Sale	Loans Held for Investment
Balance at	December 31, 2022	$11,593	$83,143
Originations		10,592	—
Proceeds from sales of loans (1)		(3,667)	(6,621)
Additional fundings		3,379	5,323
Change in interest receivable		79	(717)
Payoffs and repayments		(491)	(30,306)
Fair value adjustment		288	951
Balance at	June 30, 2023	$21,773	$51,773
(1) Includes net realized loss on sale of loans.

The composition of the total loan commitment by state as of June 30, 2023 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$36,287	42.5%
California	11,218	13.1%
New York	9,617	11.3%
Washington	5,025	5.9%
New Jersey	4,950	5.8%
Illinois	4,357	5.1%
Connecticut	2,917	3.4%
Other	10,962	12.9%
Total	$85,333	100.0%

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

The following table presents the assets that are reported at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2023
Loans held for sale	$21,773	$—	$—	$21,773
Loans held for investment	51,773	—	—	51,773
Total measured	$73,546	$—	$—	$73,546

December 31, 2022
Loans held for sale	$11,593	$—	$—	$11,593
Loans held for investment	83,143	—	—	83,143
Total measured	$94,736	$—	$—	$94,736

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

On a loan by loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.0% which is greater than the overall yield on the portfolio of 8.8%, resulting in the decrease in value of the portfolio at June 30, 2023. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3).

We did not transfer any assets from one level to another level during the six months ended June 30, 2023 and the year ended December 31, 2022.

3. Borrowings

In December 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the "NexBank Line") with NexBank, as the buyer. The Company uses the proceeds from the NexBank Line to fund the acquisition and origination of business purpose loans (the "Loans") secured by residential, multifamily and certain commercial properties. Each draw on the NexBank Line can be outstanding up to 180 days. NexBank has a security interest in the Loans subject to a transaction under the NexBank Line. The NexBank Line's maturity is 364 days from the execution date. The carrying value of the NexBank Line approximates its fair value as of June 30, 2023 due to its short-term nature and floating interest rate terms.

The NexBank Line accrues interest at a equal to the greater of (a) the 1 month Term SOFR rate plus a spread dependent on three and on-half percent (3.50%) or (b) four and one-quarter (4.25%). The average borrowing rate was 8.25% and weighted average remaining term is 172 days as of June 30, 2023. The NexBank Line’s outstanding balance is $19.5 million and is collateralized by $24.2 million in Loans at June 30, 2023.

The NexBank Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) maximum debt to net worth ratio; 2) minimum current ratio; 3) minimum liquidity; 4) minimum net worth; and 5) minimum net income. The NexBank Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the NexBank Line and the liquidation of Loans subject to a transaction. For the three months ended June 30, 2023, the Company did not meet the twelve-trailing months profitability requirements of the NexBank Line. The Company has requested a compliance waiver from NexBank and is currently working with NexBank to receive the waiver. We are not aware of any reasons or circumstances that would prevent NexBank from electing to issue the waiver at this time; however, if a waiver is not granted, the Company could be required to repay the amount drawn on the line as of June 30, 2023 of $19.5 million with funds on hand or generated through the sale of loans held in the future. The Company was otherwise in compliance with all covenants and there were no defaults as of June 30, 2023.

In August 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the “Flagstar Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company uses the proceeds from the Flagstar Line to fund the acquisition and origination of Loans secured by residential, multifamily and certain commercial properties. Each draw on the Flagstar Line can be outstanding up to 180 days. Flagstar has a security interest in the Loans subject to a transaction under the Flagstar Line and requires the Company to maintain restricted cash of $4.0 million in a Flagstar deposit account. The Line's maturity is 364 days from the execution date. Subsequent to June 30, 2023, the Line’s maturity date was extended to July 31, 2024. The carrying value of the Line approximates its fair value as of June 30, 2023 due to its short-term nature and floating interest rate terms.

The Flagstar Line accrues interest at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest is payable at 90 days. The Company also incurs a fee on the unused portion of the $50.0 million if the average outstanding balance of the Flagstar Line is less than a threshold level of the total commitment. The average borrowing rate for the Line was 8.33% and weighted average remaining term on the Line is 151 days as of June 30, 2023. Flagstar Line’s outstanding balance is $23.5 million and is collateralized by $35.3 million in Loans at June 30, 2023.

The Flagstar Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) quarter-end tangible net worth; 2) quarter-end liquidity; 3) a quarter-end ratio of total liabilities to tangible net worth; and 4) minimum profitability requirements in 2023. The Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the Line and the liquidation of Loans subject to a transaction. The Company was in compliance with all covenants and there were no defaults as of June 30, 2023.

4. Leases

We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, Tampa, Florida, and Bengaluru, India.

As of June 30, 2023 and December 31, 2022, our weighted average remaining lease term, including applicable extensions, was 3.4 years and 3.8 years, respectively. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.

During the three and six months ended June 30, 2023 we recognized rent expense of $122,000 and $246,000, related to long-term operating leases, respectfully. During the three and six months ended June 30, 2022, we recognized rent expense of $49,000 and $98,000, related to long-term operating leases, respectively. We had no short-term rent expense during the three and six months ended June 30, 2023 and 2022. We include rent expense as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. We had no finance leases during the three and six months ended June 30, 2023 and 2022.

The following table presents our future lease obligations under our operating leases as of June 30, 2023 ($ in thousands):

Operating Lease Liabilities
2023 (1)	$417
2024	307
2025	317
2026	227
2027	11
Total lease payments	1,279
Less: interest	142
Lease liabilities	$1,137
_____________
(1)Excludes the six months ended June 30, 2023.

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

On April 6, 2023, Plaintiffs and AAMC filed a Second Amended Verified Complaint adding AAMC a direct plaintiff rather than a derivative party.

On July 13, 2023, the Staff Master issued a Recommendation on the pending motions. The 132-page Recommendation recommends, among other things, that the presiding judge rule that the Court has personal jurisdiction over six of the seven named Defendants and that all of AAMC’s statutory and tort claims be permitted to proceed. The Parties’ responses to the Recommendation are due to be filed by August 24, 2023.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at June 30, 2023 or December 31, 2022.

6. Share-Based Payments

On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. One-third of the shares of this grant vested on June 28, 2022 and one-third of the shares of this grant vested on June 28, 2023. The remaining restricted stock units will vest in one installment on June 28, 2024 subject to forfeiture or acceleration.
On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. One-third of the shares of this grant vested on September 20, 2022. The vesting of the additional 2,000 shares were accelerated to March 9, 2023 due to a separation agreement with the member of management.

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. One-third of the shares of this grant vested on May 12, 2023. The remaining restricted stock units will vest in two equal annual installments in May 2024, and 2025 subject to forfeiture or acceleration.

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

We recorded $0.09 million and $0.25 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2023, respectively. We recorded $0.08 million and $0.15 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an aggregate $0.1 million and $0.3 million, respectively, of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.3 years and 1.1 years, respectively.

7. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 through June 30, 2023. The Company has applied for an extension of the waiver through December 31, 2023.

At June 30, 2023, the Company met the minimum employment requirements required under the provisions of the Waiver. The Company hired Jason Kopcak as President and Chief Operating Officer, now Chief Executive Officer, in May 2022, and he has relocated to the USVI.

As of June 30, 2023 and December 31, 2022, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2023 and 2022.

The Company recorded tax expense of $16 thousand on a book loss of $4 million in the second quarter of 2023. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

8. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(3,814)	$(4,132)	$(6,802)	$(7,829)
Gain on preferred stock transaction	—	—	—	5,122
Numerator for earnings per share - net loss attributable to common stockholders	$(3,814)	$(4,132)	$(6,802)	$(2,707)

Denominator
Weighted average common stock outstanding – basic	1,765,233	2,063,078	1,771,184	2,059,872
Weighted average common stock outstanding – diluted	1,765,233	2,063,078	1,771,184	2,059,872

Loss per basic common share	$(2.16)	$(2.00)	$(3.84)	$(1.31)
Loss per diluted common share	$(2.16)	$(2.00)	$(3.84)	$(1.31)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share for the period indicated ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Denominator
Restricted stock	27,978	18,535	28,597	10,122
Preferred stock, if converted	115,370	115,370	115,370	115,498

9. Segment Information

ALG is our primary segment which we continue to grow in 2023. The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.

10. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except for the following:

•On July 27, 2023, the Company’s Board of Directors approved a two-for-one stock dividend to all stockholders of record on August 14, 2023 to be paid on September 13, 2023. The Company's common stock will begin trading on a stock split-adjusted basis on September 14, 2023, which is the ex-dividend date or effective date of the stock dividend. The computations of basic and diluted EPS will be adjusted on a retrospective basis for all periods presented in future periodic filings that occur subsequent to the effective date of the stock dividend.

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

Currently, ALG’s primary sources of income are derived from mortgage banking activities generated through the origination and acquisition of loans, and their subsequent sale or securitization as well as net interest income from loans while held on the balance sheet.

Following a full year of operating the new ALG business line, our board of directors recently began a process to assess whether this new business line was meeting the performance expectations of the board and our shareholders. This process is ongoing and has not been completed as of the date of this report. However, as part of this review, the board is evaluating a number of initiatives for the Company going forward to better position it to improve performance and aim to increase shareholder value, including, but not limited to, the following:

•To continue to operate and/or restructure the ALG platform with a revised strategic plan focused on mitigating risk, reducing costs, improving liquidity, and enhancing overall performance of the Company; and
•To identify and acquire one or more additional operating companies, that may or not be complementary to the ALG platform, with the goal of further enhancing shareholder value.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income was $1.6 million and $3.6 million for three and six months ended June 30, 2023, respectively, compared to $0.5 million for the three and six months ended June 30, 2022.

Loan Fee Income

Loan fee income was $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively, compared to $9,000 for the three and six months ended June 30, 2022.

Realized Gains on Loans Held for Sale, net

Realized gains on loans held for sale, net, were $10,000 and $20,000 for the three and six months ended June 30, 2023, respectively. No realized gains on loans held for sale was earned in three and six months ended June 30, 2022, as we had not developed said line of business at that time.

Salaries and Employee Benefits

Salaries and employee benefits were $1.9 million and $3.8 million during the three and six months ended June 30, 2023, respectively, compared to $1.6 million and $2.5 million during the three and six months ended June 30, 2022, respectively. The 2023 quarterly increase was primarily due addition of loan operations and ALG staff.

Legal, Acquisition and Professional Fees

Legal fees were $0.9 million and $1.4 million during the three and six months ended June 30, 2023 compared to $1.4 million and $2.7 million during the three and six months ended June 30, 2022, respectively. The 2023 decrease was primarily due to higher legal and consulting fees related to the Luxor litigation and employment issues incurred in 2022. We incurred no acquisition costs in the three and six months ended June 30, 2023. We incurred $0.1 million and $0.5 million in acquisition costs in the three and six months ended June 30, 2022, respectively. Professional fees were $0.6 million and $1.1 million during the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $1.0 million and $1.9 million during the three and six months ended June 30, 2023, respectively, compared to $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, compared to $0.2 million for the three and six months ended June 30, 2022.

Interest Expense

Interest expenses were $0.9 million and $2.0 million during the three and six months ended June 30, 2023, respectively. Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. No interest expense was recorded in three and six months ended June 30, 2022 as we had not developed the ALG line of business at that time and had no third-party debt outstanding during the six-month period then ended.

Direct Loan Expense

Direct loan expenses were $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively. Direct loan expenses include loan broker fees, inspection fees, title search and other fees. No direct loan expense was recorded in three and six months ended June 30, 2022 as we had not developed the ALG line of business at that time.

Loan Sales and Marketing Expense

Loan sales and marketing expenses were $0.4 million and $0.8 million during the three and six months ended June 30, 2023, respectively. Loan sales and marketing expense include expenses related to the promotion and exposure to new business leads which may result in originations of loans. No loan sales and marketing expense was recorded in the three and six months ended June 30, 2022 as we had not developed the ALG line of business at that time.

Change in Fair Value of Loans

We recognized $0.4 million income and $1.2 million income for the change in fair value of loans three and six months ended June 30, 2023, respectively. We recognized $0.3 million expense in the three and six months ended June 30, 2022.

Realized Losses on Sale of Held for Investment Loans, net

We recognized no expense for the three months ended June 30, 2023 and and $0.3 million expense for the six months ended June 30, 2023 for realized losses on the sale of held for investment loans, net.. No income or expense was recognized in the three and six months ended June 30, 2022 as we had not developed the ALG line of business at that time.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $10.5 million compared to $10.7 million as of December 31, 2022. The decrease in cash and cash equivalents was primarily due to principal payments on loans. As of June 30, 2023, we also had $4.0 million in restricted cash. We are developing new sources of income and capital through our strategic business plan. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

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

Loans Held for Sale, at fair value

On June 30, 2023, our loans held for sale, at fair value, was $21.8 million. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.

Loans Held for Investment, at fair value

On June 30, 2023, our loans held for investment, at fair value, was $51.8 million. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Credit Facilities

As of June 30, 2023, our repurchase agreements totaled $43.0 million. See Note 3 for more detail.

Treasury Shares

At June 30, 2023, a total of $273.3 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of June 30, 2023, we had an aggregate of $26.7 million remaining available for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(18,483)	$(12,834)
Net cash provided by (used in) investing activities	30,639	(32,307)
Net cash used in financing activities	(10,401)	(1,868)
Total cash flows	$1,755	$(47,009)

Net cash used in operating activities for the six months ended June 30, 2023, consisted primarily of origination and additional fundings of loans held for sale, interest receivable, payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues offset by proceeds from sales and principal payments on held for sale loans. Net cash used in operating activities for the six months ended June 30, 2022, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation and general corporate expenses in excess of revenues.

Net cash provided by investing activities for the six months ended June 30, 2023, consisted primarily of the proceeds from sales and principal payments on loans held for investment, offset by additional fundings of loans held for investment. Net cash used in investing activities for the six months ended June 30, 2022, consisted primarily of the purchase of ALG loans.

Net cash used in financing activities for the six months ended June 30, 2023, primarily relates to funds borrowed and repaid under the Company's line of credit, cash used in the repurchase of common stock. Net cash used in financing activities for the six months ended June 30, 2022, primarily relates to the conversion of preferred stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2023 or December 31, 2022.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Altisource Asset Management Corporation
Date:	August 14, 2023	By:	/s/	Jason Kopcak
Jason Kopcak
Chief Executive Officer

Date:	August 14, 2023	By:	/s/	Stephen Ramiro Krallman
Stephen Ramiro Krallman
Chief Financial Officer