Form 10-Q
period 2023-09-30
Altisource Asset Management Corp
filed 2023-11-14
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, 2,764,134 shares of our common stock were outstanding (excluding 1,920,351 shares held as treasury stock).

Altisource Asset Management Corporation
September 30, 2023

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
•Developments in the litigation regarding our redemption obligations under the Certificate of Designations of our Series A Convertible Preferred Stock (the “Series A Shares”), including our ability to sustain, on appeal, a court decision in favor of the Company that we were not obligated to redeem any of the Series A Shares on the March 15, 2020 redemption date if we do not have funds legally available to redeem all, but not less than all, of the Series A Shares requested to be redeemed on that redemption date;
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
•Our ability to develop and implement a new business with respect to that certain non-exclusive patent and technology licensing agreement between the Company and System73 Limited entered into on October 6, 2023 and that the Company will achieve its expectations with respect to the patents and other intellectual property associated therewith;
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
Available Information
Our website can be found at www.altisourceamc.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act , as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics (the “Code”) and any

ii

waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Form 10-Q. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.
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

Part I
Item 1. Financial statements (unaudited)
Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Loans held for sale, at fair value	$5,422	$11,593
Loans held for investment, at fair value	28,097	83,143
Cash and cash equivalents	7,883	10,727
Restricted cash	—	2,047
Other assets	8,599	10,137
Total assets	$50,001	$117,647

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$7,415	$10,349
Lease liabilities	1,031	1,323
Credit facilities	9,554	51,653
Total liabilities	18,000	63,325

Commitments and contingencies (Note 5)

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of September 30, 2023 and December 31, 2022. 144,212 shares issued and outstanding and $144,212 redemption value as of September 30, 2023 and December 31, 2022, respectively.	144,212	144,212

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 4,664,235 and 2,919,083 shares issued and outstanding, respectively, as of September 30, 2023 and 3,432,294 and 1,783,862 shares issued and outstanding, respectively, as of December 31, 2022.	46	34
Additional paid-in capital	149,160	149,010
Retained earnings	21,244	41,516
Accumulated other comprehensive income	14	20
Treasury stock, at cost, 1,745,152 shares as of September 30, 2023 and 1,648,432 shares as of December 31, 2022.	(282,675)	(280,470)
Total stockholder's deficit	(112,211)	(89,890)
Total liabilities and equity	$50,001	$117,647

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Loan interest income	$1,135	$1,739	$4,781	$2,263
Loan fee income	80	166	465	175
Servicing fee revenue	—	1	—	1
Realized losses on loans held for sale, net	(2,162)	—	(2,142)	—
Total revenues	(947)	1,906	3,104	2,439

Expenses:
Salaries and employee benefits	847	1,563	4,620	4,042
Legal fees	553	796	1,930	3,532
Professional fees	542	262	1,630	837
General and administrative	887	779	2,805	2,336
Servicing and asset management expense	163	252	574	433
Acquisition charges	—	—	—	513
Interest expense	768	435	2,722	435
Direct loan expense	170	99	622	99
Loan sales and marketing expense	1,934	5	2,725	5
Impairment of operating lease right-of-use assets	72	—	72	—
Total expenses	5,936	4,191	17,700	12,232

Other income (expense):
Change in fair value of loans	541	(1,563)	1,780	(1,888)
Realized losses on sale of held for investment loans, net	(7,108)	—	(7,383)	—
Other	8	8	6	24
Total other expense	(6,559)	(1,555)	(5,597)	(1,864)

Net loss before tax	(13,442)	(3,840)	(20,193)	(11,657)
Income tax expense	28	146	79	158
Net loss	$(13,470)	$(3,986)	$(20,272)	$(11,815)

Gain of preferred stock transaction	—	—	—	5,122
Numerator for earnings per share	$(13,470)	$(3,986)	$(20,272)	$(6,693)

Loss per share of common stock - Basic:
Loss per basic common share	$(4.52)	$(1.32)	$(6.76)	$(2.00)
Weighted average common stock outstanding	2,977,049	3,020,916	2,999,524	3,339,137

Loss per share of common stock - Diluted:
Loss per diluted common share	$(4.52)	$(1.32)	$(6.76)	$(2.00)
Weighted average common stock outstanding	2,977,049	3,020,916	2,999,524	3,339,137
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(13,470)	$(3,986)	$(20,272)	$(11,815)
Other comprehensive loss:
Currency translation adjustments, net	(7)	(10)	(6)	(29)
Total other comprehensive loss	(7)	(10)	(6)	(29)

Comprehensive loss	$(13,477)	$(3,996)	$(20,278)	$(11,844)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2022	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)
Adjustment for stock dividend	1,220,774	12	(12)	—	—	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	2,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(1,504)	(1,504)
Share-based compensation, net of tax	—	—	160	—	—	—	160
Net loss	—	—	—	(2,988)	—	—	(2,988)
March 31, 2023	4,655,068	46	149,158	38,528	20	(281,974)	(94,222)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	9,167	—	—	—	—	(235)	(235)
Share-based compensation, net of tax	—	—	94	—	—	—	94
Currency translation adjustments, net	—	—	—	—	1	—	1
Net loss	—	—	—	(3,814)	—	—	(3,814)
June 30, 2023	4,664,235	$46	$149,252	$34,714	$21	$(282,209)	$(98,176)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	—	—	—	—	235	235
Treasury shares repurchased	—	—	—	—	—	(701)	(701)
Share-based compensation, net of tax	—	—	(92)	—	—	—	(92)
Currency translation adjustments, net	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	(13,470)	—	—	(13,470)
September 30, 2023	4,664,235	$46	$149,160	$21,244	$14	$(282,675)	$(112,211)
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Deficit
	Number of Shares	Amount
December 31, 2021	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	5,850	—	25	—	—	—	25
Share-based compensation, net of tax	—	—	72	—	—	—	72
Currency translation adjustments, net	—	—	—	—	(6)	—	(6)
Preferred stock conversion	—	—	5,122	—	—	—	5,122
Net loss	—	—	—	(3,697)	—	—	(3,697)
March 31, 2022	3,422,391	34	148,742	53,753	48	(277,589)	(75,012)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,667	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	79	—	—	—	79
Currency translation adjustments, net	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	(4,132)	—	—	(4,132)
June 30, 2022	3,424,058	$34	$148,821	$49,621	$35	$(277,589)	$(79,078)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	1,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	(2,869)	(2,869)
Share-based compensation, net of tax	—	—	79	—	—	—	79
Currency translation adjustments, net	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	(3,986)	—	—	(3,986)
September 30, 2022	3,425,058	$34	$148,900	$45,635	$25	$(280,458)	$(85,864)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(20,272)	$(11,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	197	181
Share-based compensation	162	230
Amortization of operating lease right-of-use assets	373	165
Change in fair value of loans	(1,780)	1,888
Net realized loss on sale of loans held for investment	7,383	—
Net realized loss on sale of held for sale loans	2,142	—
Impairment of operating lease right-of-use asset	72	—
Changes in operating assets and liabilities:
Originations of held for sale loans	(12,358)	(6,862)
Additional fundings of held for sale loans	(4,563)	(401)
Proceeds from sales of held for sale loans	20,558	—
Principal payments on held for sale loans	617	—
Interest receivable	838	—
Amortization of deferred financing fees	73	—
Other assets and liabilities	(1,713)	(3,836)
Net cash used in operating activities	(8,271)	(20,450)
Investing activities:
Purchase of loans held for investment	—	(98,350)
Additional fundings of loans held for investment	(6,232)	(7,185)
Proceeds from sales of loans held for investment	18,373	—
Principal payments on loans held for investment	36,239	13,238
Investment in property and equipment	(695)	—
Net cash provided by (used in) investing activities	47,685	(92,297)
Financing activities:
Conversion of preferred stock	—	(1,893)
Proceeds from borrowed funds	54,005	54,733
Repayment of borrowed funds	(96,104)	(2,266)
Deferred financing fees	—	(104)
Proceeds and payment of tax withholding stock options exercised, net	—	25
Payment of tax withholdings on exercise of stock options	(234)	—
Repurchase of common stock	(1,970)	(2,869)
Net cash (used in) provided by financing activities	(44,303)	47,626
Net change in cash and cash equivalents	(4,889)	(65,121)
Effect of exchange rate changes on cash and cash equivalents	(2)	(33)
Consolidated cash, cash equivalents and restricted cash, beginning of period	12,774	78,349
Consolidated cash, cash equivalents and restricted cash, end of period	$7,883	$13,195

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets:

	As of:
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$7,883	$10,727
Restricted cash	—	2,047
Total cash, cash equivalents, and restricted cash	$7,883	$12,774

	Nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,238	$12
Income taxes paid	92	3,794
Right-of-use lease assets recognized - operating leases	—	277
Operating lease liabilities recognized	—	277

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. Loans under contract for sale are valued at the agreed sales price. We estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we have or will invest in is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. When the Company sells a loan, a gain or loss will be recognized at the time of the sale in net income for the difference between the fair value and the book value. The fair value is measured as the agreed upon selling price from the contractual agreement with the buyer.
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
Redeemable Preferred stock
Issuance of Series A Convertible Preferred Stock in 2014 Private Placement
During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we have the option to redeem all Series A Shares from holders anytime between 15 and 30 days prior to a “Redemption Date.” Any such redemption, according to the Certificate, shall be “out of funds legally available therefor” and for “all, but not less than all,” of the outstanding Series A Preferred Shares held by such holder. The Certificate defines “Redemption Date” as “March 15, 2020 and each successive five-year anniversary of March 15, 2020.” The Certificate likewise provides that, with reference to these dates, each holder of our Series A Shares has the right to request that the Company redeem “all, but not less than all,” of the Series A Shares held by such holder payable out of “funds legally available therefor.” The Series A Shares are also redeemable on the “Mandatory Redemption Date,” defined in the Certificate as “March 15, 2044”, provided that any such redemption be “out of funds legally available” and for “all, but not less than all,” of the Series A Preferred Shares held by all holders. Under the Certificate, the cash price per share of any required redemption is $1,000.
The holders of our Series A Shares are not entitled to receive dividends with respect to their Series A Shares. The Series A Shares are convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange rate of 0.8 shares of common stock for Series A Share), subject to certain anti-dilution adjustments.
Upon certain change in control transactions or in the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution is made to holders of junior shares, the holders of the Series A Shares will be entitled to receive an amount in cash per Series A Share equal to the greater of:
i.$1,000 plus the aggregate amount of cash dividends paid on the number of shares of common stock into which such Series A Shares were convertible on each ex-dividend date for such dividends; and
ii.The number of shares of common stock into which the Series A Shares are then convertible multiplied by the then current market price of the common stock.
Because not all of these potential transactions are wholly within the control of the Company, the Series A Shares are classified as mezzanine equity. The Certificate confers no voting rights to holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series A Shares or as otherwise required by applicable law.
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

Current Litigation
–Luxor (plaintiff) v. AAMC (defendant)
On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleged that AAMC’s position that it will not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date was a material breach of AAMC’s redemption obligations under the Certificate. Luxor sought an order requiring AAMC to redeem its Series A Shares, recovery of $144,212,000 in damages or, in the alternative, return of its initial purchase price of $150,000,000 for the Series A Shares, plus costs and expenses of the lawsuit.
On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On February 23, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice related to the Series A shares.
On December 1, 2022, the trial court denied summary judgment motions filed by Luxor and AAMC.
AAMC and Luxor each appealed the trial court’s ruling to the Appellate Division - First Department, of the Supreme Court of the State of New York. On June 13, 2023, the appellate court issued its decision, unanimously finding in favor of AAMC that it did not breach any contractual obligation to redeem Luxor’s Series A Shares and directing the Clerk of the Court to enter judgment dismissing Luxor’s complaint.
On July 19, 2023, Luxor filed a motion for leave to appeal in the Court of Appeals of the State of New York, and AAMC filed an opposition thereto on August 7, 2023.
If Luxor were to be granted leave to continue its appeal to the Court of Appeals, and if the results of such an appeal were adverse to AAMC, our liquidity could be materially and adversely affected.
–AAMC (plaintiff) v. Nathaniel Redleaf (defendant)
On October 31, 2022, AAMC filed a complaint with demand for jury trial in the Superior Court of the Virgin Islands, Division of St. Croix, against Nathaniel Redleaf and as yet unnamed John Doe defendants, alleging breach of fiduciary duty to AAMC. Defendant Redleaf was a member of AAMC’s Board of Directors for five years, and the Company’s complaint alleges that he breached his fiduciary duty, by among other things, disclosing AAMC’s confidential information to Luxor and potentially other third parties. AAMC seeks a number of remedies, including compensatory damages and punitive damages and disgorgement of any benefit received by Luxor or defendant Redleaf as a result of such breaches.
On January 4, 2023, the case was removed to the United States District Court of the Virgin Islands, Division of St. Croix.
On February 28, 2023, defendant Redleaf filed a motion to dismiss the complaint. On May 15, 2023, the Court issued an order staying proceedings in this matter through November 16, 2023 pending a decision on defendant’s motion to dismiss. The Company intends to vigorously pursue its rights and remedies in the prosecution of this action.
Settlement Activities In Respect of Series A Preferred Shares
On February 17, 2021, the Company entered into a settlement agreement with Putnam (the“Putnam Agreement”). Pursuant to the Putnam Agreement: (i) AAMC and Putnam exchanged all of Putnam’s 81,800 Series A Shares for 288,283 shares of AAMC’s common stock, (ii) AAMC paid Putnam $1,636,000 within three business days of the effective date and $1,227,000 on the one-year anniversary thereof, (iii) Putnam released AAMC from all claims related to the Series A Shares, (iv) Putnam entered into a voting rights agreement as more fully described in the Putnam Agreement, and (v) AAMC granted to Putnam a most favored nations provision with respect to future settlements of the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid-in capital of $71.9 million in the first quarter of 2021.
On August 27, 2021, the Company entered into a settlement agreement (the “Wellington Agreement”) with certain funds managed by Wellington Management Company LLP (collectively, “Wellington”). Under the Wellington Agreement, the Company paid Wellington $2,093,000 in exchange for 18,200 Series A Shares ($18.2 million of liquidation preference) held by Wellington, and in return Wellington agreed to release AAMC from all claims related to the Series A Shares. As a result of this settlement, we recognized a one-time gain directly to Additional paid-in capital of $16.1 million gain in the third quarter of 2021.
On January 6, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with two institutional investors. Under the Settlement Agreement, the Company paid the institutional investors approximately $665,000 in cash in exchange for 5,788 Series A shares ($5.79 million of liquidation preference) held by the institutional investors. As a result of this settlement, the Company recognized a one-time gain directly to Additional paid-in capital of approximately $5.1 million in the first quarter of 2022.
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
2. Loans Held for Sale or Investment at Fair Value
Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of September 30, 2023 and December 31, 2022, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Total loan commitments	$9,708	$15,080	$29,807	$98,157
Less: construction holdbacks (1)	(4,335)	(3,350)	(1,478)	(13,188)
Total principal outstanding	5,373	11,730	28,329	84,969
Change in fair value of loans	49	(137)	(232)	(1,826)
Total loans at fair value	$5,422	$11,593	$28,097	$83,143
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 44 loans at September 30, 2023, with a weighted average coupon of 9.7%, of which the Company receives a net yield of 9.1% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately seven months. Eight loans represent 66% of the total principal outstanding at September 30, 2023. There were eight loans on nonaccrual status or 90 days or more past due at September 30, 2023 with a carrying value of $4.2 million.
The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

		Loans Held for Sale	Loans Held for Investment
Balance at	December 31, 2022	$11,593	$83,143
Originations		12,358	—
Proceeds from sales of loans (1)		(22,700)	(25,756)
Additional fundings		4,563	6,232
Change in interest receivable		38	(876)
Payoffs and repayments		(617)	(36,239)
Fair value adjustment		187	1,593
Balance at	September 30, 2023	$5,422	$28,097
(1) Includes net realized loss on sale of loans.
The composition of the total loan commitment by state as of September 30, 2023 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$14,287	36.2%
California	10,701	27.1%
New Jersey	4,255	10.8%
Washington	3,470	8.8%
Connecticut	2,917	7.4%
Kentucky	811	2.1%
Arkansas	553	1.4%
Arizona	400	1.0%
Other	2,121	5.2%
Total	$39,515	100%
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

The following table presents the assets that are reported at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2023
Loans held for sale	$5,422	$—	$—	$5,422
Loans held for investment	28,097	—	—	28,097
Total measured	$33,519	$—	$—	$33,519

December 31, 2022
Loans held for sale	$11,593	$—	$—	$11,593
Loans held for investment	83,143	—	—	83,143
Total measured	$94,736	$—	$—	$94,736
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
On a loan-by-loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.0% which is greater than the overall yield on the portfolio of 9.1%, resulting in the decrease in value of the portfolio at September 30, 2023. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3).
We did not transfer any assets from one level to another level during the nine months ended September 30, 2023 and the year ended December 31, 2022.
3. Borrowings
In December 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the "NexBank Line") with NexBank, as the buyer. The Company uses the proceeds from the NexBank Line to fund the acquisition and origination of business purpose loans (the "Loans") secured by residential, multifamily and certain commercial properties. Each draw on the NexBank Line can be outstanding up to 180 days. NexBank has a security interest in the Loans subject to a transaction under the NexBank Line. The NexBank Line's maturity is 364 days from the execution date. The carrying value of the NexBank Line approximates its fair value as of September 30, 2023, due to its short-term nature and floating interest rate terms.
The NexBank Line accrues interest at a rate equal to the greater of (a) the one-month Term SOFR rate plus a spread dependent on three and one-half percent (3.50%) or (b) four and one-quarter percent (4.25%). The average borrowing rate was 9.79% and weighted average remaining term for the outstanding loans is 265 days as of September 30, 2023. The NexBank Line’s outstanding balance is $9.6 million and is collateralized by $13.6 million in Loans at September 30, 2023.
The NexBank Line provides for certain affirmative and negative covenants applicable to the Company and its subsidiaries. The Company is required to maintain financial covenants including specified levels of: 1) maximum debt-to-net worth ratio; 2) minimum current ratio; 3) minimum liquidity; 4) minimum net worth; and 5) minimum net income. The NexBank Line also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and representations and warranties, cross defaults, bankruptcy or insolvency proceedings and other events of default which are customary for this type of transaction. The remedies for such events of default include the acceleration of the principal amount outstanding under the NexBank Line and the liquidation of Loans subject to a transaction. For the three months ended September 30, 2023, the Company did not meet the twelve-trailing months profitability requirements of the NexBank Line. On September 26, 2023, NexBank provided the Company with a 90-day waiver. The Company was otherwise in compliance with all covenants and there were no defaults as of September 30, 2023.

In August 2022, the Company entered into a $50.0 million Master Repurchase Agreement (the “Flagstar Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company used the proceeds from the Flagstar Line to fund the acquisition and origination of Loans secured by residential, multifamily and certain commercial properties. Each draw on the Flagstar Line could be outstanding up to 180 days. Flagstar had a security interest in the Loans subject to a transaction under the Flagstar Line and required the Company to maintain a restricted cash balance in a Flagstar deposit account. The Flagstar Line's maturity was 364 days from the execution date but was extended to July 31, 2024.
The Flagstar Line accrued interest at a base one-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest was payable at 90 days. The Company also incurred a fee on the unused portion of the $50.0 million if the average outstanding balance of the Flagstar Line was less than a threshold level of the total commitment. The Flagstar line was paid off and terminated on September 7, 2023.
4. Leases
We lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands, Tampa, Florida, and Bengaluru, India.
As of September 30, 2023 and December 31, 2022, our weighted average remaining lease term, including applicable extensions, was 3.3 years and 3.8 years, respectively. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would be charged to finance real estate assets.
During the three and nine months ended September 30, 2023,we recognized rent expense of $123,000 and $369,000, related to long-term operating leases, respectfully. During the three and nine months ended September 30, 2022, we recognized rent expense of $92,500 and $190,500, related to long-term operating leases, respectively. We had no short-term rent expense during the three and nine months ended September 30, 2023 and 2022. We include rent expense as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. We had no finance leases during the three and nine months ended September 30, 2023 and 2022.
The following table presents our future lease obligations under our operating leases as of September 30, 2023 ($ in thousands):

Operating Lease Liabilities
2023 (1)	$297
2024	304
2025	314
2026	226
2027	11
Total lease payments	1,152
Less: interest	121
Lease liabilities	$1,031
(1)Excludes the nine months ended September 30, 2023.
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
On July 13, 2023, the Staff Master issued a Recommendation on the pending motions. The 132-page Recommendation recommends, among other things, that the presiding judge rule that the Court has personal jurisdiction over six of the seven named Defendants and that all of AAMC’s statutory and tort claims be permitted to proceed. The Parties’ responses to the Recommendation were filed on August 24, 2023.
At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at September 30, 2023 or December 31, 2022.
6. Share-Based Payments
On June 28, 2021, we granted 5,000 shares of restricted stock to management with a weighted average grant date fair value per share of $19.64. One-third of the shares of this grant vested on June 28, 2022 and one-third of the shares of this grant vested on June 28, 2023. The vesting of the additional 1,666 shares was forfeited due a separation agreement with the member of management.
On September 20, 2021, we granted 3,000 shares of restricted stock to management with a weighted average grant date fair value per share of $24.83. One-third of the shares of this grant vested on September 20, 2022. The vesting of the additional 2,000 shares were accelerated to March 9, 2023 due to a separation agreement with the member of management.
On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. One-third of the shares of this grant vested on May 12, 2023. The vesting of the additional 15,000 shares was forfeited due a separation agreement with the member of management.

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
We reversed $0.1 million of compensation expense for the three months ended September 30, 2023 due to the forfeiture of restricted stock related to the departure of certain officers, and recorded $0.2 million of compensation expense related to our share-based compensation for the nine months ended September 30, 2023. We recorded $0.1 million and $0.2 million of compensation expense related to our share-based compensation for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had no unrecognized share-based compensation expense to be recognized. As of December 31, 2022, we had an aggregate of $0.3 million of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term of 1.1 years.
7. Income Taxes
We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (the “Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, as long as we comply with its provisions, we will receive a 90% tax credit on our USVI-sourced income taxes until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 through June 30, 2023. The Company has applied for an extension of the waiver through December 31, 2023. At September 30, 2023, the Company met the minimum employment requirements required under the provisions of the Waiver.
As of September 30, 2023 and December 31, 2022, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the nine months ended September 30, 2023 and 2022.
The Company recorded tax expense of $28,000 on a book loss of $13.5 million in the third quarter of 2023. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

8. Earnings Per Share
The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(13,470)	$(3,986)	$(20,272)	$(11,815)
Gain on preferred stock transaction	—	—	—	5,122
Numerator for earnings per share - net loss attributable to common stockholders	$(13,470)	$(3,986)	$(20,272)	$(6,693)

Denominator
Weighted average common stock outstanding – basic	2,977,049	3,020,916	2,999,524	3,339,137
Weighted average common stock outstanding – diluted	2,977,049	3,020,916	2,999,524	3,339,137

Loss per basic common share	$(4.52)	$(1.32)	$(6.76)	$(2.00)
Loss per diluted common share	$(4.52)	$(1.32)	$(6.76)	$(2.00)
On September 8, 2023, the Company’s Board of Directors approved a 70% stock dividend. Each stockholder of record on September 18, 2023 received a dividend of seven tenths additional share of common stock for each then-held share, with any fractional shares rounded up, to be distributed after close of trading on October 31, 2023. The Company’s common stock began trading on a stock-adjusted basis on November 1, 2023, which is the ex-dividend date of the effective date of the dividend. The par value of the Company’s common stock was not affected by the split and remained at $0.01 per share. The computations of basic and diluted EPS have been adjusted on a retrospective basis for all periods presented. The common stock and per-share data has been retroactively adjusted as well, as the ex-dividend date occurred before the interim financial statements were issued.
We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive to loss per share for the period indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Denominator
Restricted stock	30,578	42,067	42,603	25,494
Preferred stock, if converted	196,128	196,128	196,128	196,274
9. Segment Information
ALG is our primary segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.
10. Subsequent Events
Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except for the following:
•On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement with System73 Limited (an entity controlled and managed by the majority owners of the Company’s common stock). The Company acquired a non-exclusive license for a set of patents which seek to improve the efficiency of electric vehicles. The patents, among additional items, seek to use multiple electric motors in electric machines to improve the efficiency beyond the standard single motor drive used currently in most of these vehicles. System73 has strategically aligned itself with two companies, Seabird Technologies and Purple Sector, to facilitate the creation of a prototype electric vehicle over the next 24 months. These two partners have extensive relationships with auto manufacturers and suppliers and are incentivized to generate revenues from these patents over the same 24-month period.
◦Upon the occurrence of each AAMC Common Stock Milestone, AAMC will issue to System73 the number of shares of AAMC Common Stock equal to ten percent of the AAMC Full-Diluted Shares.
•The NexBank Line was paid off and terminated on November 7, 2023.
•The Company continued to repurchase shares after the quarter ended, and repurchased 97,726 shares ($0.6 million) through November 10, 2023.

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
Following a full year of operating the new ALG business line, our board of directors mandated a comprehensive review of the Company’s mortgage platform to improve the performance of the business. This review involved assessments of operational efficiency and capacity issues, opportunities for cost reductions, strategies for improving liquidity, among other initiatives, all with a view toward enhancing financial performance. The Company has made significant progress in reducing costs and streamlining operations, including an across-the-board employee right-sizing, reducing expenditures for third-party professional services and reducing reliance on lines of credit.
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
Results of Operations
The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022. Our results of operations for the periods presented are not indicative of our expected results in future periods.
Loan Interest Income
Loan interest income was $1.1 million and $4.8 million for three and nine months ended September 30, 2023, respectively, compared to $1.7 million and $2.3 million for the three and nine months ended September 30, 2022.
Loan Fee Income
Loan fee income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, compared to $0.2 million for the three and nine months ended September 30, 2022.
Realized Losses on Loans Held for Sale, net
Realized losses on loans held for sale, net, were $2.2 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. No losses were recognized on loans held for sale for the three and nine months ended September 30, 2022 as we had no sales of loans during the period.
Salaries and Employee Benefits
Salaries and employee benefits were $0.8 million and $4.6 million during the three and nine months ended September 30, 2023, respectively, compared to $1.6 million and $4.0 million during the three and nine months ended September 30, 2022, respectively. The 2023 quarterly decrease was primarily due to the reduction-in-workforce as we scaled down the Company’s lending operations.
Legal, Acquisition and Professional Fees
Legal fees were $0.6 million and $1.9 million million during the three and nine months ended September 30, 2023, respectively, compared to $0.8 million and $3.5 million during the three and nine months ended September 30, 2022, respectively. The 2023 decrease was primarily due to lower legal and consulting fees related to the Luxor litigation and employment issues incurred in 2023. We incurred no acquisition costs in 2023, while we incurred $0.0 million and $0.5 million in acquisition costs in the three and nine months ended September 30, 2022, respectively. Professional fees were $0.5 million and $1.6 million during the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
General and Administrative Expense
General and administrative expense was $0.9 million and $2.8 million during the three and nine months ended September 30, 2023, respectively, compared to $0.8 million and $2.3 million during the three and nine months ended September 30, 2022, respectively.
Servicing and Asset Management Expense
Servicing and asset management expense was $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.4 million for the three and nine months ended September 30, 2022.
Interest Expense
Interest expense was $0.8 million and $2.7 million during the three and nine months ended September 30, 2023, respectively. Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. Interest expense of $0.4 million was recorded in three and nine months ended September 30, 2022, as we had no outstanding borrowings in the first half of 2022 and lower average borrowings in the third quarter of 2022.

Direct Loan Expense
Direct loan expense was $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively. Direct loan expense includes loan broker fees, inspection fees, title search and other fees. Direct loan expense of $0.1 million was recorded in three and nine months ended September 30, 2022 as we began originating loans in the third quarter of 2022.
Loan Sales and Marketing Expense
Loan sales and marketing expense was $1.9 million and $2.7 million during the three and nine months ended September 30, 2023, respectively. Loan sales and marketing expense include expenses related to the promotion and exposure to new business leads which may result in originations of loans. We began incurring Loan sales and marketing expense during the third quarter of 2022. We incurred approximately $5,000 loan sales and marketing expense in the three and nine months ended September 30, 2022.
Change in Fair Value of Loans
We recognized $0.5 million income and $1.8 million income for the change in fair value of loans three and nine months ended September 30, 2023, respectively. We recognized $1.6 million and $1.9 million expense in the three and nine months ended September 30, 2022, respectively.
Realized Losses on Sale of Held for Investment Loans, net
We recognized $7.1 million in losses for the three months ended September 30, 2023 and $7.4 million in losses for the nine months ended September 30, 2023 for realized losses on the sale of held for investment loans, net. No losses were recognized in the three and nine months ended September 30, 2022, as we had no sales of loans during the period.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $7.9 million compared to $10.7 million as of December 31, 2022. The decrease in cash and cash equivalents was primarily due to the losses generated by the business. As of September 30, 2023, we had no restricted cash. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations and other general and administrative expenses. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.
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
Loans Held for Sale, at fair value
On September 30, 2023, our loans held for sale, at fair value, was $5.4 million compared to $11.6 million as at December 31, 2022. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.
Loans Held for Investment, at fair value
On September 30, 2023, our loans held for investment, at fair value, was $28.1 million compared to $83.1 million as at December 31, 2022. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.
Credit Facilities

As of September 30, 2023, our repurchase agreements totaled $9.6 million compared to $51.7 million as at December 31, 2022. See Note 3 for more detail.
Treasury Shares
At September 30, 2023, a total of $273.8 million in shares of our common stock had been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of September 30, 2023, we had an aggregate of $26.2 million remaining available for repurchases under our Board-approved repurchase plan.
The Company repurchased 66,349 shares ($0.5 million) and 96,720 shares ($2.2 million) during the three and nine months ended September 30, 2023, respectively, compared to 286,873 shares ($2.9 million) during the three and nine months ended September 30, 2022.
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(8,271)	$(20,450)
Net cash provided by (used in) investing activities	47,685	(92,297)
Net cash (used in) provided by financing activities	(44,303)	47,626
Total cash flows	$(4,889)	$(65,121)
Net cash used in operating activities for the nine months ended September 30, 2023, consisted primarily of origination and additional fundings of loans held for sale, interest receivable, payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues offset by proceeds from sales and principal payments on held for sale loans. Net cash used in operating activities for the nine months ended September 30, 2022, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation and general corporate expenses in excess of revenues.
Net cash provided by investing activities for the nine months ended September 30, 2023, consisted primarily of the proceeds from sales and principal payments on loans held for investment, offset by additional fundings of loans held for investment. Net cash used in investing activities for the nine months ended September 30, 2022, consisted primarily of the purchase of ALG loans.
Net cash used in financing activities for the nine months ended September 30, 2023, primarily relates to funds borrowed and repaid under the Company's line of credit, cash used in the repurchase of common stock. Net cash provided by financing activities for the nine months ended September 30, 2022, primarily relates to the conversion of preferred stock.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2023 or December 31, 2022.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Altisource Asset Management Corporation
Date:	November 14, 2023	By:	/s/	Ricardo C. Byrd
Ricardo C. Byrd
Chairman of the Board

Date:	November 14, 2023	By:	/s/	Richard G. Rodick
Richard G. Rodick
Chief Financial Officer