Form 10-K
period 2023-12-31
Altisource Asset Management Corp
filed 2024-03-29
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $39.0 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2023 and the assumption that all Directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 25, 2024, 2,554,512 shares of our common stock were outstanding (excluding 2,129,973 shares held as treasury stock).

Portions of the Registrant's definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant intends to file the 2024 Proxy Statement with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

Altisource Asset Management Corporation
December 31, 2023

i

References in this report to “we,” “our,” “us,” “AAMC,” or the “Company” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Annual Report on Form 10-K contain, and our officers, directors and authorized spokespersons may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” or “potential,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•Current inflationary economic and macro-economic and geopolitical events, and market conditions that can affect our business;
•Our ability to develop and implement a new business with respect to that certain non-exclusive patent and technology licensing agreement between the Company and System73 Limited entered into on October 6, 2023 and that the Company will achieve its expectations with respect to the patents and other intellectual property associated therewith;
•Our ability to monetize our existing loan portfolio; and
•The failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats.

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

ii

Part I

Item 1. Business

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the U. S. Virgin Islands (“USVI”) on March 15, 2012 (our “inception”) and commenced operations as an asset manager on December 21, 2012. As disclosed in our public filings, the Company's asset management business operations ceased in 2021.

During 2022 and 2023, the Company generated alternative private credit loans through Direct to Borrower Lending, Wholesale Originations and Correspondent Loan Acquisitions and funded the originated or acquired alternative loans from a combination of Company equity and lines of credit. Those loans were then sold through forward commitments and repurchase contracts.

Following a full year of ALG’s operations, our Board of Directors mandated a comprehensive review of the Company’s mortgage platform to improve the performance of the business. The review involved assessments of operational efficiency and capacity issues, opportunities for cost reductions, strategies for improving liquidity, among other initiatives, all with a view toward enhancing financial performance. The Company made significant progress in reducing costs and streamlining operations. This included an across-the-board employee right-sizing, reducing expenditures for third-party professional services, reducing reliance on lines of credit and significantly reducing our investment in loans held for sale and investment. While the Company will retain the ability to originate and purchase loans in the future, it does not anticipate doing so other than on a very selective basis.

The Company’s principal line of business going forward is the development and licensing of a control system which increases the efficiency of electric vehicles. On October 6, 2023, the Company signed a Non-Exclusive Patent and Technology Licensing Agreement (“PTL Agreement”) with System73 Limited (“System73”), an entity incorporated under the laws of Malta and controlled and managed by the 49.5% owners of the Company’s common stock. Under the PTL Agreement, the Company acquired a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“Alpha Controls”).

Electric motors have very narrow ranges of torque and speed where they are highly efficient. Outside of that range, efficiency generally rapidly deteriorates. By employing multiple motors with differing peak efficiency ranges in an electric vehicle, the overall efficiency can be improved. The patent covers algorithms which optimize the utilization of multiple motors not only at a point in time but over the entire trip.

At the time of acquisition, the technology had been under development for five years. The mathematical algorithms had been developed, patents awarded and the technology had been successfully bench tested at the University of Bath by our third party strategic partners/vendors Seabird Technologies Limited (“Seabird”) and Purple Sector Limited (“Purple Sector”). These studies resulted in an 8 – 12% increase in efficiency.

There are two primary value propositions which the Company is pursuing:

•Consumer - automotive and light truck to extend range and performance
•Commercial and industrial both delivery and construction/mining equipment – minimize downtime for both expensive personnel and equipment during recharging

Commencing January 1, 2024, these two strategic partners were engaged to develop and commercialize the multi-motor control system embodied in the patents, including specifically to facilitate the creation of one or more prototype electric vehicles over the next 18 months. Seabird and Purple Sector have extensive relationships with auto and equipment manufacturers and suppliers and are incentivized to sign licensing agreements over the 18-month development of the prototype and for the subsequent 24-month period:

•10% ownership in the Company when revenue attributable to Partners’ efforts exceeds $500 million per annum.
•Exclusive worldwide distributor for two years following development:
◦10% of revenue from net sales directly attributable to Partners’ efforts up to $250 million per annum.
◦20% of revenue from net sales directly attributable to Partners’ efforts over $250 million per annum.

As consideration for the patent rights grant provided in the PTL Agreement, the Company agreed to pay 6.2 million pounds sterling (approximately $8.0 million USD) in budgeted increments as they are incurred by System73 under the strategic arrangements with Seabird and Purple Sector, plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents.

In addition, the PTL Agreement contemplates certain equity incentives for System73 based on performance. The PTL Agreement sets out “AAMC Common Stock Milestones”, defined as each instance where the average closing price of the Company’s common stock for the preceding twenty (20) day period reaches an amount equal to or in excess of a multiple of $100 (i.e., $100, $200, $300, etc.). Upon the occurrence of each such AAMC Common Stock Milestone, System 73 would be awarded the number of shares of AAMC Common Stock equal to ten percent of the AAMC fully diluted Shares. Consistent with New York Stock Exchange rules, any equity award under the PTL Agreement will be subject to stockholder approval.

Environmental, Social and Governance

The Company’s principal line of business going forward is the development and licensing of a control system which increases the efficiency of electric vehicles.

Human Capital Resources

As of December 31, 2023, AAMC employed 13 full-time employees. At this time, our employees are primarily based in the United States Virgin Islands and Florida. The retention of our employees and the ability to attract new employees are core to the sustainability and long-term success of AAMC, and we will invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy, and we believe these priorities support AAMC’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.

Diversity, Equity, Inclusion, and Belonging

The Company believes in developing an atmosphere that fosters diversity, equity, inclusion, and belonging. This mandate starts from the top with the independent members of our Board of Directors. As of December 31, 2023, 50% of the Board of Directors and 84.6% of the workforce are female and/or racially diverse employees at all levels within the organization including two of the three highest paid employees.

Competition

Loan Assets and Operations

We are subject to intense competition in acquiring, originating, and selling loans, the potential for initiating securitization transactions, and in other aspects of our business. Dependent upon the loan product niche, our potential competitors may include in varying degrees, commercial banks, mortgage REITs, regional and community banks, other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Some of our competitors have greater resources than us, and we may not be able to compete successfully with them.

Electric Vehicle Assets and Operations

The EV market is rapidly evolving and highly competitive. With the introduction of new technologies, increased focus and competition in the market, and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm demand for products that would utilize our intellectual property rights, and, in turn harm our business, results of operations or financial condition.

Our current and prospective competitors include major manufacturers currently supplying the industry, automotive OEMs and potential new entrants to the industry. Because of the importance of electrification, many automotive OEMs are researching and investing in battery development and production and other means and technologies intended to enhance electric vehicle efficiencies and performance.

A number of development-stage companies are also seeking to develop and improve batteries or to develop new technologies for enhancing the performance of electric vehicles. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

We believe our ability to compete, position and market our electric vehicle technologies successfully with other companies seeking to develop solid-state batteries or develop new technologies for enhancing the performance of electric vehicles will depend on a number of factors including range enhancement, charge rate, price, safety and reliability and on non-technical factors such as brand, established customer relationships and financial resources.

Many of the incumbents have, and future entrants may have, greater resources than we have and may also be able to devote greater resources to the development of their current and future technologies. They may also have greater access to larger potential customer bases and have and may continue to establish cooperative or strategic relationships amongst themselves or with third parties (including automotive OEMs) that may further enhance their resources and offerings

Federal and State Regulatory and Legislative Developments

Our existing loan business could be affected by conditions in the housing, business-purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal and state legislative and regulatory developments, see the risk factor below under the heading “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future" in Item 1A. Risk Factors of this Annual Report on Form 10-K.

The Company itself does not manufacture, develop, produce or sell electric vehicles, systems or components used in electric vehicles. Instead, the Company owns certain intellectual property rights related to electric vehicles under the PTL Agreement that it hopes to sell or license to manufactures (or other third parties). As such, the Company is not directly subject to the governmental regulations and industry standards applicable to manufacturers or sellers of electric vehicles. However, such regulations and standards apply to third parties who manufacture and sell electric vehicles that may utilize our intellectual property assets, and therefore the Company and its partners need to stay abreast of the regulatory landscape and industry standards in this space to ensure that the Company’s intellectual property rights and assets may be desirable to manufacturers in the electric vehicle industry. As a result, governmental regulations and industry standards applicable to electric vehicle manufacturers and sellers may impact the Company and the electric vehicle component of its business plan.

Electric vehicles are designed to comply with required government regulations and industry standards. The operations and products of electronic vehicle manufacturers are subject to stringent and comprehensive federal, state and local laws and regulations, including, but not limited to, governing matters related to environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

Government regulations regarding the manufacture, sale and implementation of products and systems used in, and a part of, electric vehicles are subject to future change. We cannot predict what impact, if any, such changes may have on our intellectual property assets, or our business and prospects.

Available Information

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, www.altisourceamc.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information on it or connected to it is not incorporated by reference and should not be considered a part of this Annual Report on Form 10-K or any other filings with the SEC.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. These risk factors are not exhaustive. Many of these risks relate to our new businesses and will be increasingly critical as we invest additional funds in these businesses. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected. The Company may face additional risks and uncertainties that are not presently known to it, or that AAMC currently deems immaterial, which may also impair the Company’s business or financial condition.

We face a variety of risks that are substantial and inherent in our businesses. The following is a summary of some of the more important factors that could affect our businesses:

Operational Electric Vehicle Intellectual Property Assets

•There is no guarantee that we will be able to further develop or monetize our intellectual property rights related to components and technology used, or useful, in electric vehicles, or, if we are able to further advance and develop those rights that we will ultimately realize the revenues and other benefits we expect.
•The value of our intellectual property assets, and our future growth, is largely dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles.
•If we, or our partners, are unable to design, develop, and market products and technologies that utilize our intellectual property assets in the electric vehicle space, or other product offerings that address other market opportunities, our business, prospects and operating results will suffer.
•If we, or our partners, are unable to keep up with advances in electric vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.
•The demand for electric vehicles depends, in part, on the continuation of current trends resulting from historical dependence on fossil fuels. Extended periods of low petroleum-based fuel prices could adversely affect demand for vehicles that would utilize our technology and intellectual property rights, which could adversely affect our business, prospects, financial condition and operating results.
•Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and components that would utilize our intellectual property assets.
•The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
•Our business success will depend in part on the success of our, and our partners, strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•If electric vehicles and components that utilize our technology fail to perform as expected, our ability to further develop, market and license our technology and intellectual property rights could be harmed.
•Our intellectual property and electric vehicle focused business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology.

General Operational

•Information technology failures or data security breaches could harm our business and result in substantial costs.
•If we fail to develop, enhance and implement strategies to adapt to changing conditions in the real estate and capital markets, our business, results of operations and financial condition may be materially and adversely affected.

Alternative Private Credit Loan Operations and Assets

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
•Our results could be adversely affected by counterparty credit risk.
•General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our existing mortgage business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.
•Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

Internal

•We are subject to the risks of securities laws liability and related civil litigation.
•Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.
•Our USVI operations may become subject to United States federal income taxation.
•Our cash balances are held at a number of financial institutions that expose us to their credit risk.
•Our failure to meet the continued listing requirements of the New York Stock Exchange (“NYSE”) could result in a delisting or a halt in the trading of our common stock.
•The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

RISKS RELATED TO OUR ELECTRIC VEHICLES INTELLECTUAL PROPERTY OPERATIONS

There is no guarantee that we will be able to further develop or monetize our intellectual property rights related to components and technology used, or useful, in electric vehicles, or, if we are able to further advance and develop those rights that we will ultimately realize the revenues and other benefits we expect.

Our intellectual property rights relate primarily to technology and components that are intended to be integrated into electric vehicles and used by electric vehicle manufacturers. Our intellectual property assets are not yet in a commercial state and are not generating any revenue for the Company. We believe our technology will be an important component to improve and maximize utility and value from electric vehicles. However, if we, or our partners, are unable to successfully develop, promote, market and eventually monetize our intellectual property rights, or, if third party manufacturers customers do not consider it valuable or do not use it as intended, we may not achieve the benefits we expect from our intellectual property assets, and our revenues may never materialize or may be lower than expected, all of which could adversely affect our business, prospects, financial condition, results of operations and cash flows.

The value of our intellectual property assets, and our future growth, is largely dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles.

Our future growth is largely dependent on the demand for, and upon consumers’ willingness to adopt electric vehicles, and even if electric vehicles become more mainstream, consumers choosing electric vehicles that incorporate and utilize our intellectual property rights and assets. Demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and operating results.

In addition, the demand for vehicles that utilize our technology and intellectual property rights will depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;
•range anxiety;
•the availability of new energy vehicles, including plug-in hybrid electric vehicles;
•the environmental consciousness of consumers, and their adoption of electric vehicles;
•changes in the cost of oil and gasoline;
•government regulations and economic incentives, including a change in the administrations and legislations of federal and state governments, promoting fuel efficiency and alternate forms of energy;
•perceptions about and the actual cost of alternative fuel; and
•macroeconomic factors.

Any of the factors described above may cause current or potential customers not to purchase electric vehicles in general. If the market for electric vehicles does not develop as we hope or develops more slowly than we anticipate, our business, prospects, financial condition and operating results will likely be affected.

If we, or our partners, are unable to design, develop, and market products and technologies that utilize our intellectual property assets in the electric vehicle space, or other product offerings that address other market opportunities, our business, prospects and operating results will suffer.

We, and our partners, may not be able to successfully develop products or otherwise advance or utilize our intellectual property assets. We will need to develop and market our technology such that it is deemed attractive and useful in the electric vehicle marketplace. Successfully developing technologies for, or useful in, the electric vehicle market requires delivering a technology or product that is deemed superior (whether due to price, characteristics, or otherwise) or otherwise competitive with other similar technologies. Because the electric vehicle market is relatively new and is developing, acceptance of our technologies and products utilizing our technologies, it is difficult to project demand and market acceptance and our ability to monetize our intellectual property assets in a volume or manner we currently intend. Our failure to address existing or additional market opportunities would harm our business, financial condition, operating results and prospects.

If we, or our partners, are unable to keep up with advances in electric vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.

There are companies in the electric vehicle industry that have developed or are developing technologies that compete, or will compete, with our technology and vehicles that may utilize and incorporate technologies and vehicles manufactured, in part, using our intellectual property assets. These competitors could be able to provide products and services similar to those that would utilize our technologies more efficiently or at greater scale. We may be unable to keep up with changes in the electric vehicle technology sector and, as a result, may suffer a decline in our current or prospective competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition.

Our, and our partners’, research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we anticipate that our intellectual property assets and rights can be applied to upgraded or adopted vehicle models, or new vehicle models in order to continue to provide vehicles with the latest technology. However, components and vehicles utilizing our intellectual property assets may not compete effectively with alternatives if we, or our partners, are unable to modify, and integrate the latest technology into products utilizing our intellectual property assets.

The demand for electric vehicles depends, in part, on the continuation of current trends resulting from historical dependence on fossil fuels. Extended periods of low petroleum-based fuel prices could adversely affect demand for vehicles that would utilize our technology and intellectual property rights, which could adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that poor air quality and climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, or the long-term supply of oil in the United States improved, the government may eliminate or modify its regulations or economic incentives related to fuel efficiency and alternative forms of energy. If there is a change in the perception that the burning of fossil fuels does not negatively impact the environment, the demand for commercial zero-emission electric vehicles could be reduced, and our business and revenue may be harmed. Diesel and other petroleum- based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the current perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for electric vehicles may decrease, which could have an adverse effect on our business, prospects, financial condition and operating results.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and components that would utilize our intellectual property assets.

Significant developments in alternative technologies, such as advanced diesel, ethanol and other renewable fuels, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, compressed natural gas or propane, which are abundant and relatively inexpensive in North America, may emerge as consumers’ preference. Any failure by us to develop or acquire new or enhanced intellectual property rights, technologies or processes, or an inability to react to changes in existing technologies, could materially decrease demand for our intellectual property assets or delay our ability to monetize our intellectual property assets, which would likely decrease the value of our intellectual property assets and adversely affect our financial performance and results of operations.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or for other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally and, in turn, demand for our intellectual property rights and assets. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

Our business success will depend in part on the success of our, and our partners, strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Our business success will depend in part on our ability to successfully manage and enter into productive strategic relationships with third parties. We do not expect to directly manufacture control systems to be utilized in electric vehicles. Instead, we expect to attempt to license or sell our intellectual property assets to third party manufacturers. Therefore, we will depend on various third parties to manufacture, market and sell products that utilize our intellectual property assets. We have not yet entered into any formal relationships with third parties, or manufacturers of components or vehicles that would utilize and integrate our technology. Identifying, entering, maintaining and expanding strategic relationships with third parties is critical to our success. Further, relationships we enter with third parties may ultimately be non-exclusive and in such a case would not prohibit the other party from working with our competitors. These relationships also may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully monetize our intellectual property assets, compete in the marketplace or to establish and grow our revenue could be impaired and our operating results would suffer.

If electric vehicles and components that utilize our technology fail to perform as expected, our ability to further develop, market and license our technology and intellectual property rights could be harmed.

Vehicles or components that utilize our technology and intellectual property rights may not perform in a manner that is consistent with our customers’ expectations for a variety of reasons. If electric vehicles that utilize or integrate our technologies were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or experience any other failure to perform as expected, it could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, which could, in part, be blamed on or attributed to our Company and, in turn, have a material adverse impact on our ability to develop, market and license our technology to electric vehicle manufacturers. While we expect that we, or our partners, will perform extensive internal testing, there currently is no frame of reference by which to evaluate the long-term performance of vehicles that will utilize or integrate our technologies.

There can be no assurance that we will be able to detect and fix any defects in our technology prior to their integration into vehicles that are ultimately sold to customers. Further, the performance of our electronic vehicles may be negatively impacted by other factors, such as limitations inherent in existing battery technology and extreme weather conditions.

Any vehicle product defects or any other failure of our technology and products / vehicles utilizing our technology to perform as expected could harm our reputation and result in development delays, product recalls, product liability claims, significant warranty and other expenses, customer losses and lost revenue, any of which could have a material adverse impact on our business, financial condition, operating results and prospects.

Our intellectual property and electric vehicle focused business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered when an enterprise enters into a new business line or industry, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. When we entered into the PTL Agreement with System73 in October 2023, we essentially began to operate and focus on an entirely new line of business as it relates to the Company. The likelihood of our success in monetizing our intellectual property rights and assets must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our new business model will prove successful, and we may not be able to generate significant revenue (or any revenue), raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure, and may encounter unforeseen expenses, difficulties or delays in connection with implementing our new business plan. In addition, we can be expected to continue to sustain substantial operating expenses without generating sufficient (or any) revenues to cover expenditure. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate, or we may be unable to secure intellectual property protection for all of our products and services.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services or products and services similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed. In addition, we might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

RISKS RELATED TO OUR GENERAL OPERATIONS

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

RISKS RELATED TO OUR ALTERNATIVE PRIVATE CREDIT LOAN OPERATIONS AND ASSETS STRATEGY

The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

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

Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic, macro-economic conditions, or by other events may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Multifamily and business purpose loans could be subject to similar risks as those described above and could likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers have been negatively impacted by the pandemic, economic events or other conditions affecting their liquidity and do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans we own will likely be impaired, potentially materially. Moreover, to the extent the economic impact of any such pandemic impacts local, regional or national economic conditions, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans we own, potentially materially.

Additionally, a significant amount of the business purpose loans that we own are short-term bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. Because these properties are generally not income producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearance, waivers, or maturity extensions as a result of being negatively impacted by the pandemic. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans we own, potentially materially.

The performance of the assets we own will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of loans, we own may be volatile.

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans. No amount of risk management or mitigation; however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans. Changes in the credit performance of, or the prepayments on, these real estate loans, and changes in interest rates impact the cash flows on these loans, and the impact could be significant for our loans with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

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

General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our existing mortgage business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (“SFR”), multifamily, and real estate markets, rising unemployment, rising government debt levels, changing expectations for, or the occurrence of, inflation and deflation, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare.

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

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our existing mortgage business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our existing mortgage business is affected by conditions in the housing, business purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, and the participants in residential housing-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

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

SPECIFIC RISKS RELATING TO US

We are subject to the risks of securities laws liability and related civil litigation.

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the actions set forth in Note 6 - Commitments and Contingencies. There can be no assurance that any settlement or liabilities in any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. The range of possible resolutions for any potential legal actions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to retain the tax benefits provided by the USVI would adversely affect our financial performance.

We are incorporated under the laws of the USVI and are headquartered in the USVI. The USVI has an Economic Development Commission (the “EDC”) that provides benefits (“EDC Benefits”) to certain qualified businesses in the USVI that enable us to avail ourselves of significant tax benefits for a 30-year period. We received our certificate to operate as a company that qualifies for EDC Benefits as of February 1, 2013, which provides us with a 90% tax credit on USVI-source income so long as we comply with the requirements of the EDC and our certificate of benefits. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense and, therefore, adversely affect our financial condition and results of operations.

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

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2023, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”), and on March 12, 2023, the FDIC took control and was appointed receiver of Signature Bank, and on March 16, 2023, First Republic Bank received a commitment for a $30 billion deposit infusion, each case due primarily to liquidity concerns. As of March 13, 2023, the Company did not have any direct exposure to SVB, Signature Bank, or First Republic. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability, and the ability of our customers, clients and vendors, to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened and could have a material adverse effect on our business and financial condition.

Our failure to meet the continued listing requirements of the NYSE could result in a delisting or a halt in the trading of our common stock.

We must continue to satisfy the NYSE’s continued listing requirements. If we fail to satisfy the continued listing requirements of the NYSE, the NYSE may take steps to delist our common stock or halt the trading of our common stock. Such a delisting or trading halt would likely have a negative effect on the price of our common stock and would impair a shareholder's ability to sell or purchase our common stock when they wish to do so. We cannot assure the shareholders that we will continue to meet the existing listing requirements of the NYSE because some of the requirements, like the number of shareholders and the trading price of our common stock, are outside of our control.

On November 30, 2021, the NYSE halted trading in our common stock. Although the NYSE allowed trading to resume on March 21, 2022, shareholders were unable to trade our common stock while the trading halt was in place. Any further trading halt would prevent shareholders from selling the stock until the trading halt is lifted and the trading price may be adversely affected if trading in the stock begins again.

On November 30, 2023, the Company received a written notice (the “Notice”) from the NYSE that the NYSE would delist the Company’s shares of common stock (the “Securities”) from the Exchange. NYSE Regulation staff had determined that the Company was no longer qualified for listing pursuant to Section 1009(a) of the NYSE American Company Guide, citing non-compliance with the Stockholders’ Equity requirements provided in Sections 1003(a)(i), (ii) and (iii) thereof.

As a result of the transactions provided in the Settlement Agreement (see Note 11 - Subsequent Events), including the surrender of the Preferred Shares, which transactions have the effect of increasing the Company’s Stockholders’ Equity, the NYSE informed the Company on January 192, 2024 that it had rescinded the Notice and that the Company’s Securities would not be delisted from the Exchange pursuant to such Notice. A similar issue could occur in the future.

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
•Failure to maintain the listing of our common stock on the NYSE;
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

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

While we take cybersecurity seriously, we mitigate the common cybersecurity risks that many companies face by greatly limiting the accessibility of and web-based activities. Of our 13 employees, only one employee plus one third-party information-technology consultant (our “IT Consultant”) that we contract with have access to our cyber system. No vendors or customers have access to our system, which greatly minimizes the risk of unauthorized access. No part of our business entails third-party members of the public accessing our accounts, making purchases, or ordering products or services, which greatly reduces our risks of cyber-attack and minimizes the potential consequences if such an attack were to occur. In addition, although we do have a website, it is maintained offsite.

Despite our relatively low risk cybersecurity profile and the minimal threat of cybersecurity incidents that we face, we contract with one IT Consultant to assist us in identifying any potential cybersecurity risks and in implementing and maintaining effective measures to reduce our cybersecurity risks. Our IT Consultant helps ensure that our system is updated with the latest cybersecurity patches and configurations and monitors our system and accounts for suspicious activity.

Additionally, we invest in firewall protection through Symantec Corporation, which is a provider of Internet-security technology and business-management solutions. Our Symantec firewall protection is designed to monitor and secure our computers from malicious inbound and outbound traffic and to provide an additional layer of protection to our network and data, which helps mitigate the risks of unauthorized access and cybersecurity threats.

In the event our IT Consultant becomes aware of any suspicious activity in our accounts or system, our IT Consultant would contact our Chief Executive Officer. Our Chief Executive Officer would consult with our IT Consultant to assess and determine the materiality of the risk presented by the suspicious activity and to determine what steps should be taken to protect the limited data we maintain online. Depending on the materiality of the risk, our IT Consultant and Chief Executive Officer would consult with our Board of Directors to determine an appropriate notification and risk-management plan.

Despite the low accessibility of our server and system and the resultant low cybersecurity risks that we face, we recognize that no system is completely protected from cyber threats, that cybersecurity risks are increasingly difficult to detect, and that the increasingly digitalized landscape that businesses operate in increase the pervasiveness and severity of cyber-attack risks. While we do not believe our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity threats or incidents, there is no assurance that we will not be materially affected by such threats or incidents in the future. We will continue to monitor cybersecurity risks with our IT Consultant and stay apprised of changes in the cyber environment.

Item 2. Properties

We conduct our principal operations through leased office space. We are headquartered in approximately 5,000 square feet of office space located at 5100 Tamarind Reef, Christiansted, VI 00820, and we also have an office in Bengaluru, India. For more information, please see Note 5 - Leases to our consolidated financial statements contained in this Annual Report on Form 10-K.

Item 3. Legal proceedings

We are involved in a number of judicial and legal proceedings concerning matters arising in connection with the conduct of our businesses. Given the range of litigations and arbitrations presently in process, our litigation expenses may remain high. Refer to Note 1 - Organization and Basis of Presentation and Note 6 - Commitments and Contingencies to our consolidated financial statements.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE under the symbol “AAMC” since December 13, 2013.

Holders

The number of holders of record of our common stock as of March 25, 2024 was 47 and 2,554,512 shares of our common stock were outstanding (excluding 2,129,973 shares held as treasury stock). The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 7 - Incentive Compensation and Share-Based Payments of the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023 is incorporated herein by reference.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, financial condition, liquidity, capital requirements, the availability of capital, general overall economic conditions and other factors. We paid no dividends from inception through December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Issuer Purchases of Equity Securities

In March 2014, the Board of Directors authorized total repurchases of up to $300 million of common stock. On July 18, 2022, the Company entered into an agreement with Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”) in which the Company repurchased 286,873 shares of common stock of the Company owned by Putnam. The aggregate purchase price of the Putnam shares was $2,868,730 or $10 per share. At December 31, 2023, we have approximately $24.8 million remaining that is authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes. No repurchase plan has expired during the year ended December 31, 2023.

The following table summarizes the common stock reacquired to satisfy the tax withholding on equity awards:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through December 31, 2023 (1)	2,930	80	—	—
Total	2,930	$80	—	$—
_____________
(1)As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligation for those individuals who elected this option in connection with the vesting of shares of restricted stock.

The following table provides information about repurchases by us of shares of our common stock for the period January 1, 2023 through December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	5,381	37	1,549,843	—
March 1, 2023 - March 31, 2023	22,060	59	1,571,903	—
Total for the quarter ended March 31, 2023	27,441	55	1,571,903	$26,900,931

April 1, 2023 - April 30, 2023	—	—	1,571,903	—
May 1, 2023 - May 31, 2023	2,930	80	1,574,833	—
June 1, 2023 - June 30, 2023	—	—	1,574,833	—
Total for the quarter ended June 30, year	2,930	80	1,574,833	$26,665,137

July 1, 2023 - July 31, 2023	—	—	1,574,833	—
August 1, 2023 - August 31, 2023	—	—	1,574,833	—
September 1, 2023 - September 30, 2023	66,349	7	1,641,182	—
September 1, 2023 - September 30, 2023 (Stock Dividend)	46,444	—	1,687,626	—
Total for the quarter ended September 30,	112,793	4	1,687,626	$26,199,193

October 1, 2023 - October 31, 2023	66,802	7	1,754,428	—
October 1, 2023 - October 31, 2023 (Stock Dividend)	46,761	—	1,801,189	—
November 1, 2023 - November 30, 2023	92,120	3	1,893,309	—
December 1, 2023 - December 31, 2023	132,694	5	2,026,003	—
Total for the quarter ended December 31, 2023	338,377	$4	2,026,003	$24,841,192

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes. The following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results contemplated from these forward-looking statements due to a number of factors including, but not limited to, those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations, and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations, or cash flows may be in the future.

The results of operations, cash flows, and assets and liabilities of our operations, for all periods presented in the accompanying financial statements, have been reclassified to conform to the current year presentation.

Management Overview and New Business

During 2022 and 2023, the Company generated alternative private credit loans through Direct to Borrower Lending, Wholesale Originations and Correspondent Loan Acquisitions and funded the originated or acquired alternative loans from a combination of Company equity and lines of credit. Those loans were then sold through forward commitments and repurchase contracts.

Following a full year of ALG’s operations, our Board of Directors mandated a comprehensive review of the Company’s mortgage platform to improve the performance of the business. The review involved assessments of operational efficiency and capacity issues, opportunities for cost reductions, strategies for improving liquidity, among other initiatives, all with a view toward enhancing financial performance. The Company made significant progress in reducing costs and streamlining operations. This included an across-the-board employee right-sizing, reducing expenditures for third-party professional services, reducing reliance on lines of credit and significantly reducing our investment in loans held for sale and investment. While the Company will retain the ability to originate and purchase loans in the future, it does not anticipate doing so other than on a very selective basis.

The Company’s principal line of business going forward is the development and licensing of a control system which increases the efficiency of electric vehicles. On October 6, 2023, the Company signed a PTL Agreement with System73, an entity incorporated under the laws of Malta and controlled and managed by the 49.5% owners of the Company’s common stock. Under the PTL Agreement, the Company acquired a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“Alpha Controls”).

Electric motors have very narrow ranges of torque and speed where they are highly efficient. Outside of that range, efficiency generally rapidly deteriorates. By employing multiple motors with differing peak efficiency ranges in an electric vehicle, the overall efficiency can be improved. The patent covers algorithms which optimize the utilization of multiple motors not only at a point in time but over the entire trip.

At the time of acquisition, the technology had been under development for 5 years. The mathematical algorithms had been developed, patents awarded and the technology had been successfully bench tested at the University of Bath by our third party strategic partners/vendors Seabird and Purple Sector. These studies resulted in an 8 – 12% increase in efficiency.

There are two primary value propositions which the Company is pursuing:

•Consumer - automotive and light truck to extend range and performance
•Commercial and industrial both delivery and construction/mining equipment – minimize downtime for both expensive personnel and equipment during recharging

Commencing January 1, 2024, these two strategic partners were engaged to develop and commercialize the multi-motor control system embodied in the patents, including specifically to facilitate the creation of one or more prototype electric vehicles over the next 18 months. Seabird and Purple Sector have extensive relationships with auto and equipment manufacturers and suppliers and are incentivized to sign licensing agreements over the 18-month development of the prototype and for the subsequent 24-month period:

•10% ownership in the Company when revenue attributable to Partners’ efforts exceeds $500 million per annum.
•Exclusive worldwide distributor for two years following development:
◦10% of revenue from net sales directly attributable to Partners’ efforts up to $250 million per annum.
◦20% of revenue from net sales directly attributable to Partners’ efforts over $250 million per annum.

As consideration for the patent rights grant provided in the PTL Agreement, the Company agreed to pay 6.2 million pounds sterling (approximately $ 8.0 million USD) in budgeted increments as they are incurred by System73 under the strategic arrangements with Seabird and Purple Sector, plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents.

In addition, the PTL Agreement contemplates certain equity incentives for System73 based on performance. The PTL Agreement sets out “AAMC Common Stock Milestones”, defined as each instance where the average closing price of the Company’s common stock for the preceding twenty (20) day period reaches an amount equal to or in excess of a multiple of $100 (i.e., $100, $200, $300, etc.). Upon the occurrence of each such AAMC Common Stock Milestone, System 73 would be awarded the number of shares of AAMC Common Stock equal to ten percent of the AAMC fully diluted Shares. Consistent with New York Stock Exchange rules, any equity award under the PTL Agreement will be subject to stockholder approval.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2023 and 2022. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2022 and 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 27, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Loan Interest Income

Loan interest income increased to $4.9 million from $4.6 million for the years ended December 31, 2023 and 2022, respectively.

Loan Fee Income

Loan fee income increased to $0.5 million from $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Realized Losses on Loans Held for Sale, net

Realized losses on loans held for sale, net, were $2.2 million for the year ended December 31, 2023, driven by the liquidation of our loan portfolio. No losses were recognized on loans held for sale, net, for the year ended December 31, 2022.

Salaries and Employee Benefits

Salaries and employee benefits decreased to $5.7 million from $5.8 million for the years ended December 31, 2023 and 2022, respectively. The 2023 decrease is due to higher salaries in 2023 offset by higher restricted stock expense in 2022.

Legal, Acquisition and Professional Fees

Legal fees decreased to $3.1 million from $4.3 million for the years ended December 31, 2023 and 2022, respectively. This decrease is primarily due to higher costs in 2022 related to the Luxor litigation and employment issues. Acquisition costs decreased to $0 from $0.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in acquisition costs in 2023 is primarily due higher expenses and the associated legal support for the assessment and development of merger and acquisition candidates in 2022. Professional fees of $1.9 million were flat year-over-year.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million from $3.5 million for the years ended December 31, 2023 and 2022, respectively, attributable to an increase in higher insurance, telecom, software license fees, and travel costs. Additionally, we recognized $0.4 million expense related to writing off a receivable for our former CEO’s signing bonus that we do not anticipate recovering.

Servicing and Asset Management Expense

Servicing and asset management expenses decreased to $0.6 million from $0.7 million for years ended December 31, 2023 and 2022, respectively.

Interest Expense

Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. Interest expenses were $2.8 million during the year ended December 31, 2023. Interest expense of $1.3 million was recorded for the year ended December 31, 2022, as we only had a margin account and had not developed the ALG line of business at that time.

Direct Loan Expense

Direct loan expenses increased to $0.7 million from $0.1 million for the years ended December 31, 2023 and 2022, respectively. Direct loan expenses include loan broker fees, inspection fees, title search and other fees.

Loan Sales and Marketing Expense

Loan sales and marketing expenses increased to $3.2 million from $0.3 million for the years ended December 31, 2023 and 2022, respectively, as we focused on growing the lending business in early 2023. Loan sales and marketing expenses include expenses related to the promotion and exposure to leads which may result in originations of loans.

Change in Fair Value of Loans

We recognized a $1.6 million in income for the change in the fair value of loans during the year ended December 31, 2023. We recognized $2.0 million in expense for the change in the fair value of loans during the year ended December 31, 2022.

Realized Losses on Loans Held for Investment, net

Realized losses on loans held for investment, net, were $14.9 million for the year ended December 31, 2023, driven by the liquidation of our loan portfolio. No losses were recognized on loans held for investment, net, for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $8.7 million compared to $10.7 million as of December 31, 2022. The decrease in cash and cash equivalents as of December 31, 2023 was primarily due to the purchase of loans by ALG. As of December 31, 2023, we had no restricted cash. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations, other general and administrative expenses and investment in electric vehicle intellectual property. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

Loans Held for Sale, at fair value

On December 31, 2023, our loans held for sale, at fair value, was $4.5 million, compared to $11.6 million at December 31, 2022. The reduction was driven by our decision to liquidate our loan portfolio. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, deferred fees, accrued interest, payments and advances in process, interest reserve in process and market valuation amounts.

Loans Held for Investment, at fair value

On December 31, 2023, our loans held for investment, at fair value, was $5.6 million, compared to $83.1 million at December 31, 2022. The reduction was driven by our decision to liquidate our loan portfolio. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Credit Facilities

As of December 31, 2023, we had no repurchase agreements, compared to $51.7 million at December 31, 2022. See Note 4 - Borrowings for more detail.

Treasury Shares

As of December 31, 2023, a total of $275.2 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of December 31, 2023, we had an aggregate of $24.8 million shares remaining available for repurchase under our Board-approved repurchase plan.

The Company repurchased 481,541 shares for $3.6 million during the year ended December 31, 2023, compared to 286,873 shares for $2.9 million during the year ended December 31, 2022.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(11,773)	$(27,064)
Net cash provided by (used in) investing activities	62,894	(85,249)
Net cash (used in) provided by financing activities	(55,180)	46,779
Total cash flows	$(4,059)	$(65,534)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, consisted primarily of originations and additional fundings of held for sale loans, interest receivable, payment of ongoing salaries and benefits, annual incentive compensation, dividends on preferred stock issued under the 2016 Employee Preferred Stock Program and general corporate expenses in excess of revenues. Net cash used in operating activities for the year ended December 31, 2022, consisted primarily of payment of ongoing salaries and benefits, annual incentive compensation, and general corporate expenses in excess of revenues, dividend income and gain on securities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023, consisted primarily of website development, the purchase and additional fundings of loans held for investment, offset by principal payments on loans held for investment. Net cash used in investing activities for the year ended December 31, 2022, consisted primarily of the dividends received on equity securities, proceeds received from the sale of Front Yard common stock and sale of equity securities offset by the purchase of equity securities.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023, consisted primarily of funds borrowed and repaid under the Company’s lines of credit and cash used in the conversion of preferred stock. Net cash provided by financing activities for the year ended December 31, 2022, consisted primarily of funds borrowed and repaid under the Company’s margin loan, conversion of preferred stock and from shares withheld for taxes upon vesting of restricted stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2023 or 2022.

Recent accounting pronouncements

See Note 1 - Organization and Basis of Presentation, “Recently issued accounting standards” to our consolidated financial statements.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Series A Preferred Shares

The Company’s Series A preferred stock is reflected in the balance sheet as temporary equity. In 2020, the Company received redemption notices from holders of the Series A Preferred Shares requesting that the Company redeem an aggregate of $250.0 million of its Series A Shares on March 15, 2020. The Company did not have the legally available funds to redeem all, but not less than all, of the outstanding Series A Shares on March 15, 2020. Therefore, the Company did not believe that there was an obligation pursuant to the Certificate of Designation of the Series A Shares to redeem those shares held by investors unless there are legally available funds to redeem all, but not less than all, of the Series A Shares. The presentation of the Series A Preferred Shares will continue to be classified as temporary equity on the Consolidated Balance Sheets.

Fair Market Value

The Company has elected the fair value option for its business purpose loans held for sale and investment. As such, these loans are carried on our Consolidated Balance Sheets at their estimated fair value and changes in the fair values of these loans are recorded on our Consolidated Statements of Operations in the period in which the valuation change occurs. The majority of the loans utilize Level 3 valuation inputs, which include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition. See Note 3 - Loans Held for Sale or Investment at Fair Value in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on the loans accounted for at fair value at December 31, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. Periodic fluctuations in the values of these loans are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2023. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
4.1	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2023
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.3†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.4†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.5	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
10.6
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

10.7
Non-Exclusive Patent & Technology License Agreement between System 73 Limited and Altisource Asset Management Corporation dated October 6, 2023 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023).

10.8
Settlement Agreement, dated January 11, 2024, by and between Luxor Capital Group, LP; Luxor Capital Partners Offshore Master Fund, LP; Luxor Capital Partners, LP; Luxor Wavefront, LP; Luxor Spectrum, LLC; and Thebes Offshore Master Fund, LP, Nathaniel Redleaf, and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 16, 2024).

21*	Schedule of Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Altisource Asset Management Corporation Clawback Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.
† Denotes management contract or compensatory arrangement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	March 29, 2024	By:	/s/	William C. Erbey
William C. Erbey
Chief Executive Officer

Date:	March 29, 2024	By:	/s/	Richard G. Rodick
Richard G. Rodick
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Erbey and Richard G. Rodick each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Charles L. Frischer	Director	March 29, 2024
Charles L. Frischer

/s/ Ricardo C. Byrd	Director	March 29, 2024
Ricardo C. Byrd

/s/ John A. Engerman	Director	March 29, 2024
John A. Engerman

/s/ William C. Erbey	Director and Chief Executive Officer	March 29, 2024
William C. Erbey

/s/ Richard G. Rodick	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Secretary)	March 29, 2024
Richard G. Rodick

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Altisource Asset Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altisource Asset Management Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Held for Sale or Investment, at Fair Value
Description of the Matter
The Company’s loans held for sale or investment, at fair value (collectively, the “loans receivable, at fair value”) totaled $10.1 million in aggregate as of December 31, 2023, inclusive of accrued interest. As more fully described in Note 2 to the consolidated financial statements, the Company has elected the fair value option to measure its loans receivable, at fair value on a recurring basis at each reporting period end. The loans receivable, at fair value were valued as of December 31, 2023 using a discounted cash flow model to estimate the net present value of the future cash flows expected from each loan.

Auditing management’s estimate of the fair value of the Company’s loans receivable, at fair value involved a high degree of subjectivity in evaluating management’s assumptions due to the significant estimation required in determining fair value. Specifically, the estimated fair value of the loans receivable, at fair value is sensitive to changes in the discount rate applied to the net present value of future cash flows expected from each loan and, for nonaccrual loans, to changes in the discount applied to the estimated cash flows expected to be derived from the future sale of the collateral.

How We Addressed the Matter in Our Audit
Our audit procedures related to the valuation of the loans receivable, at fair value, included, among others, evaluating the reasonableness of the valuation methodology used by the Company to estimate fair value, testing the mathematical accuracy of the valuation models and calculations, and testing the completeness and accuracy of the data inputs used in the valuation of the loans held as of the balance sheet date. Also, with the assistance of our valuation specialists, we evaluated the discount rate assumption and the discount applied to the value of the collateral for nonaccrual loans and concluded fair values of the loans held as of the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
March 29, 2024

Altisource Asset Management Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Loans held for sale, at fair value	$4,456	$11,593
Loans held for investment, at fair value	5,633	83,143
Cash and cash equivalents	8,713	10,727
Restricted cash	—	2,047
Other assets	6,737	10,137
Total assets	$25,539	$117,647

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$6,270	$10,349
Lease liabilities	900	1,323
Credit facility	—	51,653
Total liabilities	$7,170	$63,325

Commitment and contingencies (Note 6)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of December 31, 2023 and 2022. 144,212 shares issued and outstanding and $144,212 redemption value as of December 31, 2023 and 2022.	144,212	144,212

Stockholders' deficit:
Common stock, $0.01 par value, 5,000,000 authorized shares; 4,684,485 and 2,554,512 shares issued and outstanding, respectively, as of December 31, 2023 and 3,432,294 and 1,783,862 shares issued and outstanding, respectively, as of December 31, 2022.	46	34
Additional paid-in capital	149,160	149,010
Retained earnings	8,970	41,516
Accumulated other comprehensive income	14	20
Treasury stock, at cost, 2,129,973 shares as of December 31, 2023 and 1,648,432 shares as of December 31, 2022.	(284,033)	(280,470)
Total stockholders' deficit	(125,843)	(89,890)
Total liabilities and deficit	$25,539	$117,647

Altisource Asset Management Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Revenues:
Loan interest income	$4,910	$4,579
Loan fee income	471	353
Servicing fee revenue	—	33
Realized losses on loans held for sale, net	(2,214)	—
Total revenues	3,167	4,965

Expenses:
Salaries and employee benefits	5,738	5,839
Legal fees	3,136	4,349
Professional fees	1,865	1,901
General and administrative	3,309	3,545
Servicing and asset management expense	639	683
Acquisition charges	—	513
Interest expense	2,793	1,328
Direct loan expense	721	122
Loan sales and marketing expense	3,154	338
Impairment of operating lease right-of-use assets	58	—
Impairment of intangible assets	511	—
Total expenses	21,924	18,618

Other income (expense)
Change in fair value of loans	1,599	(1,963)
Realized losses on loans held for investment, net	(14,857)	—
Other	42	32
Total other expense	(13,216)	(1,931)

Net loss before income tax	(31,973)	(15,584)
Income tax expense	573	350
Net loss	$(32,546)	$(15,934)

Earnings per share
Net loss	(32,546)	(15,934)
Gain of preferred stock transaction	—	5,122
Numerator for earnings per share	$(32,546)	$(10,812)

Loss per share of common stock - Basic:
Loss per basic common share	$(11.12)	$(3.32)
Weighted average common stock outstanding	2,925,744	3,259,755

Loss per share of common stock - Diluted:
Loss per diluted common share	$(11.12)	$(3.32)
Weighted average common stock outstanding	2,925,744	3,259,755

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2023	2022
Net loss	$(32,546)	$(15,934)
Other comprehensive loss:
Currency translation adjustments, net	(6)	(34)
Total other comprehensive loss	(6)	(34)

Comprehensive loss	$(32,552)	$(15,968)

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statement of Stockholders' Deficit
(In thousands, except share amounts)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Preferred Stock	Number of Shares	Amount
December 31, 2021	$150,000	3,416,541	$34	$143,523	$57,450	$54	$(277,589)	$(76,528)
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	15,753	—	25	—	—	—	25
Treasury shares repurchased	—	—	—	—	—	—	(2,881)	(2,881)
Share-based compensation, net of tax	—	—	—	340	—	—	—	340
Currency translation adjustments, net	—	—	—	—	—	(34)	—	(34)
Preferred stock conversion	(5,788)	—	—	5,122	—	—	—	5,122
Net loss	—	—	—	—	(15,934)	—	—	(15,934)
December 31, 2022	144,212	3,432,294	34	149,010	41,516	20	(280,470)	(89,890)
Adjustment for stock dividend	—	1,241,024	12	(12)	—	—	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	11,167	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	—	(3,563)	(3,563)
Share-based compensation, net of tax	—	—	—	162	—	—	—	162
Currency translation adjustments, net	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,546)	—	—	(32,546)
December 31, 2023	$144,212	4,684,485	$46	$149,160	$8,970	$14	$(284,033)	$(125,843)
See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022
Operating activities:
Net loss	$(32,546)	$(15,934)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	247	199
Share-based compensation	163	340
Amortization of operating lease right-of-use assets	433	241
Change in fair value of loans	(1,599)	1,963
Net realized loss on sale of loans held for investment	14,857	—
Net realized loss on sale of held for sale loans	2,214	—
Impairment of operating lease right-of-use asset	58	—
Loss on discarded assets	1	—
Impairment of intangible assets	511	—
Gain on repayment of debt	(36)	—
Changes in operating assets and liabilities:
Originations of held for sale loans	(12,359)	(8,843)
Additional fundings of held for sale loans	(4,880)	(3,857)
Proceeds from sales of held for sale loans	21,239	—
Principal payments on held for sale loans	1,088	1,061
Interest receivable	1,177	(1,353)
Amortization of deferred financing fees	73	52
Prepaid expenses and other assets	2,085	(5,177)
Accrued compensation and benefits	—	895
Accounts payable and other accrued liabilities	(4,076)	5,065
Other liabilities and operating lease liabilities	(423)	(1,716)
Net cash used in operating activities	(11,773)	(27,064)
Investing activities:
Website development	—	(1,482)
Purchase of loans held for investment	(350)	(99,087)
Additional fundings of loans held for investment	(6,498)	(10,794)
Proceeds from sales of loans held for investment	30,627	—
Principal payments on loans held for investment	39,131	26,174
Investment in property and equipment	(16)	(60)
Net cash provided by (used in) investing activities	62,894	(85,249)
Financing activities
Conversion of preferred stock	—	(1,893)
Proceeds from borrowed funds	54,005	95,197
Repayment of borrowed funds	(105,622)	(43,544)
Deferred financing fees	—	(125)
Proceeds and payment of tax withholding on exercise of stock options, net	(235)	25
Repurchase of common stock	(3,328)	(2,881)
Net cash (used in) provided by financing activities	(55,180)	46,779
Net decrease in cash and cash equivalents	(4,059)	(65,534)
Effect of exchange rate changes on cash and cash equivalents	(2)	(41)
Consolidated cash, cash equivalents, and restricted cash, beginning of period	12,774	78,349
See accompanying notes to consolidated financial statements.

	Year ended December 31,
	2023	2022
Consolidated cash, cash equivalents, and restricted cash, end of period	$8,713	$12,774

Supplemental disclosure of cash information:
Cash paid for interest	$2,987	$873
Cash paid for income taxes	573	3,806

Other Disclosures
Right-of-use lease assets recognized - operating leases	$—	$710
Operating lease liabilities incurred	—	710

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,713	$10,727
Restricted cash	—	2,047
Total cash, cash equivalents, and restricted cash	$8,713	$12,774

See accompanying notes to consolidated financial statements.

Altisource Asset Management Corporation
Notes to Consolidated Financial Statements
December 31, 2023

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

As of March 2022, the Company created the Alternative Lending Group (“ALG”), to generate alternative private credit loans through Direct to Borrower Lending, Wholesale Originations, and Correspondent Loan Acquisitions. The initial operations of ALG entailed the following:

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

On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement (“PTL Agreement”) with System73 Limited (an entity controlled and managed by the majority owners of the Company’s common stock). The Company acquired a non-exclusive license for a set of patents which seek to improve the efficiency of electric vehicles. The patents, among additional items, seek to use multiple electric motors in electric machines to improve the efficiency beyond the standard single motor drive used currently in most of these vehicles. System73 has strategically aligned itself with two companies, Seabird Technologies and Purple Sector, to facilitate the creation of a prototype electric vehicle over the next 18 months. These two partners have extensive relationships with auto manufacturers and suppliers and are incentivized to generate revenues from these patents over the 24-month period following development of the prototype.

The Company can terminate the PTL with System73 Limited at any time or for any reason and in the event System73 Limited grants a license to the patents to another entity or markets or otherwise commercializes the technology to or with another party. While no cash or other consideration was transferred by the Company to System73 Limited at the time of the execution of the PTL, the PTL provides for certain equity incentive payments to System73 Limited based on performance. The Agreement sets out AAMC Common Stock Milestones, defined as each instance where the average closing price of the Company’s common stock for the preceding twenty (20) day period reaches an amount equal to or in excess of a multiple of $100 (i.e., $100, $200, $300, etc.). Upon the occurrence of each such Stock Milestone, System 73 would be awarded the number of shares of AAMC

Common Stock equal to ten percent of the AAMC fully-diluted Shares. The Company determined that the equity contract with System73 Limited should be accounted for as a derivative requiring mark-to-market accounting. As of December 31, 2023, the Company determined that the equity contract has a di minimis value.

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

See Note 3 - Loans Held for Sale or Investment at Fair Value for further discussion on fair value measurements.

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

We evaluate transfers of loans held for sale or investment at fair value under the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 860, "Transfers and servicing of financial assets" ("ASC 860"), and account for such transfers as sales when three conditions in ASC 810-10-45-5 have been met. That is, we account for transfers of such financial assets as sales when the assets have been isolated from the Company, when the transferee has the right to pledge or exchanges the assets it receives and there are no restrictions on the transferee that constrain such right, and when the Company has no effective control over the transferred financial assets. Each of the loans transferred during the year ended December 31, 2023 qualified for sale accounting under ASC 860, as each of the loans was transferred to a third-party "as is" in exchange for cash, and the Company has no continuing involvement with the transferred financial assets or the transferees. As result of such transfers, the Company realized an aggregate loss totaling $2.2 million and $14.9 million for the year ended December 31, 2023 on loans held for sale and loans held for investment, respectively, which is included in Realized losses on loans held for sale, net and Realized losses on loans held for investment, net, respectively, in the accompanying Consolidated Statement of Operations. There were no transfers of financial assets during the year ended December 31, 2023.

Redeemable preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we had the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares had the right to give notice requesting us to redeem all of the Series A Shares held by such holder out of legally available funds. In accordance with the terms of the Certificate, if we had legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we would deliver to those holders who had requested redemption in accordance with the Certificate a notice of redemption. If we did not have legally available funds to redeem all, but not less than all, of the Series A Shares requested to be redeemed on a redemption date, we would not provide a notice of redemption. The redemption right would have been exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044. If we had been required to redeem all of the holder’s Series A Shares, we would have been required to do so for cash at a price equal to $1,000 per share (the issuance price) out of funds legally available therefor. Due to the redemption provisions of the Series A Shares, we classified these shares as mezzanine equity, outside of permanent stockholders' equity.

The holders of our Series A Shares were not entitled to receive dividends with respect to their Series A Shares. The Series A Shares were convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange rate of 0.8 shares of common stock for Series A Share), subject to certain anti-dilution adjustments.

Upon certain change of control transactions or upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution could have been made to holders of junior shares, the holders of the Series A Shares would have been entitled to receive an amount in cash per Series A Share equal to the greater of:

(i) $1,000 plus the aggregate amount of cash dividends paid on the number of shares of common stock into which such Series A Shares were convertible on each ex-dividend date for such dividends; and
(ii) The number of shares of common stock into which the Series A Shares were then convertible multiplied by the then-current market price of the common stock.

Because not all of these potential transactions were wholly within the control of the Company, the Series A Shares were classified as mezzanine equity. The Certificate conferred no voting rights to holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series A Shares or as otherwise required by applicable law.

With respect to the distribution of assets upon the liquidation, dissolution or winding up of the Company, the Series A Shares ranked senior to our common stock and on parity with all other classes of preferred stock that may have been issued by us in the future.

The Series A Shares were recorded net of issuance costs, which were amortized on a straight-line basis through the first potential redemption date in March 2020.

Between January 31, 2020 and February 3, 2020, we received purported notices from all of the holders of our Series A Shares requesting us to redeem an aggregate of $250.0 million liquidation preference of our Series A Shares on March 15, 2020. We did not have legally available funds to redeem all, but not less than all, of the Series A Shares on March 15, 2020. As a result, we did not believe, under the terms of the Certificate, that we were obligated to redeem any of the Series A Shares under the Certificate.

Related litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, Luxor filed a complaint in the Supreme Court of the State of New York, County of New York, against AAMC for breach of contract, specific performance, unjust enrichment, and related damages and expenses. The complaint alleged that AAMC’s position that it would not redeem any of Luxor’s Series A Shares on the March 15, 2020 redemption date was a material breach of AAMC’s redemption obligations under the Certificate. Luxor sought an order requiring AAMC to redeem its Series A Shares, recovery of no less than $144,212,000 in damages, which is equal to the amount Luxor would have received if AAMC redeemed all of Luxor’s Series A Shares at the redemption price of $1,000 per share set forth in the Certificate, as well as payment of its costs and expenses in the lawsuit. In the alternative, Luxor sought a return of its initial purchase price of $150,000,000 for the Series A Shares, as well as payment of its costs and expenses in the lawsuit. On May 25, 2020, Luxor’s complaint was amended to add Putnam Equity Spectrum Fund and Putnam Capital Spectrum Fund (collectively, “Putnam”), which also invested in the Series A Shares, as plaintiff. On June 12, 2020, AAMC moved to dismiss the Amended Complaint in favor of AAMC’s first-filed declaratory judgment action in the U.S. Virgin Islands. On August 3, 2020, the court denied AAMC’s motion to dismiss. On February 23, 2021, in accordance with the terms of the Putnam Agreement described below, Putnam agreed to discontinue all claims against AAMC with prejudice. AAMC and Luxor each filed summary judgment motions on July 19, 2022. On December 1, 2022, having heard oral arguments on the summary judgment motions, the trial court denied both parties’ motions.

AAMC and Luxor appealed the trial court’s ruling to the Appellate Division - First Department, of the Supreme Court of the State of New York. On June 13, 2023, the Appellate Division issued a unanimous decision, finding in favor of AAMC that it did not breach any contractual obligation to redeem Luxor’s Series A Shares and directing the trial court to enter judgment dismissing Luxor’s complaint. On July 19, 2023, Luxor filed a request for a further appeal to the New York Court of Appeals, and AAMC filed an opposition thereto on August 7, 2023.

As noted below, pursuant to a settlement agreement entered into by the parties dated January 11, 2024, this litigation has been terminated and dismissed with prejudice. See Note 11 - Subsequent Events.

–AAMC (plaintiff) v. Nathaniel Redleaf (defendant)

On October 31, 2022, AAMC filed a complaint with demand for jury trial in the Superior Court of the Virgin Islands, Division of St. Croix, against Nathaniel Redleaf alleging breach of fiduciary duty to AAMC. Mr. Redleaf was a member of AAMC’s Board of Directors for five years and the Company’s complaint alleges that he breached his fiduciary duty, by among other things, disclosing AAMC’s confidential information to Luxor. AAMC sought a number of remedies, including compensatory damages, disgorgement of any benefit received by Luxor or Mr. Redleaf as a result of such breaches.

On January 4, 2023, this action was removed to the United States District Court of the Virgin Islands, Division of St. Croix.

On February 28, 2023, defendant Redleaf filed a motion to dismiss the complaint. AAMC filed its opposition to defendant’s motion on April 4, 2023 and the parties thereafter stipulated to a stay of proceedings through January 17, 2024.

As noted below, pursuant to a settlement agreement entered in by the parties dated January 11, 2024, all litigation with Mr. Redleaf and Luxor has been terminated and dismissed with prejudice.

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

In addition to the above-disclosed settlements with various holders of Series A Shares, effective January 11, 2024 the Company entered into settlement agreements with Luxor Capital (and related entities) and Nathaneal Redleaf which provide for the redemption by the Company of all Series A Shares held by Luxor (and related entities) and the termination and dismissal with prejudice of the litigation with respect thereto and with respect to the Company’s claims against Mr. Redleaf. See Note 11 - Subsequent Events.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2023 and 2022, we had 1,200 and 3,200 and shares outstanding, respectively, and we included the redemption value of these shares of $12,000 and $32,000 respectively, within accounts payable and accrued liabilities in our Consolidated Balance Sheets.

In December 2022, our Board of Directors declared and paid an aggregate $0.4 million of dividends on these shares of preferred stock. Such dividends are included in salaries and employee benefits in our Consolidated Statements of Operations.

Recently issued accounting standards

Recently issued accounting standards adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of this standard in the first quarter of 2022 did not have a material impact on our consolidated financial statements.

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

Recent accounting pronouncements pending adoption not discussed above or in the 2022 Form 10-K are either not applicable or will not have, or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Restricted cash

Historically, we were required to maintain $2 million of restricted cash in a Flagstar deposit account under the Master Repurchase Agreement with Flagstar bank. See Note 4 - Borrowings. We have no restrictions on cash balances at December 31, 2023.

Consolidations

The consolidated financial statements include the accounts of AAMC and its consolidated subsidiaries, which include the voting interest entities in which we are determined to have a controlling financial interest. Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider variable interest entities (“VIEs”) for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of and for the years ended December 31, 2023 or 2022.

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

We lease office space under two operating leases. We recognized lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Our office leases are generally for terms of one to five years and typically include renewal options, which we consider when determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. Along with base rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are accounted for as variable lease costs and therefore, expensed as incurred.

Other assets

Other assets includes leasehold improvements; right-of-use assets; furniture, fixtures and equipment; deferred tax assets, refunds due and miscellaneous other assets. The cost basis of fixed assets is depreciated using the straight-line method over an estimated useful life of three to five years based on the nature of the components.

During the year ended December 31, 2023, the Company wrote off capitalized costs associated with the development of a website for use in the mortgage business as it was determined that the future cash flows attributable to that line of business did not support its recoverability given the scale back of our lending operations. The write off totaled $0.5 million and is included in impairment expense in the consolidated statement of operations.

Interest income and loan fees

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

Treasury stock

We account for repurchased common stock under the cost method and include such treasury stock as a component of total stockholders’ equity. We have repurchased shares of our common stock (i) under our Board approval to repurchase up to $300 million in shares of our common stock and (ii) upon our withholding of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of our restricted stock.

3. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of December 31, 2023 and 2022, respectively, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Total loan commitments	$7,420	$15,080	$6,235	$98,157
Less: construction holdbacks (1)	(2,988)	(3,350)	(214)	(13,188)
Total principal outstanding	4,432	11,730	6,021	84,969
Change in fair value of loans	24	(137)	(388)	(1,826)
Total loans at fair value	$4,456	$11,593	$5,633	$83,143
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 21 loans at December 31, 2023, with a weighted average coupon of 10.4%, of which the Company receives a net yield of 10.2% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 0.20 months. Three loans represent 74% of the total principal outstanding at December 31, 2023. There were nine loans on nonaccrual status or 90 days or more past due at December 31, 2023, with a fair value of $3.0 million. These loans have an unpaid principal balance of $2.8 million at December 31, 2023.

As of December 31, 2023, we have commenced formal foreclosure proceedings on five loans with an aggregate fair value of $1.3 million in order to force the sale of the real estate that serves as collateral for such loans. We expect that the sale of the collateral will allow us to recover the full repayment of the outstanding loans and accrued interest as of December 31, 2023. There were no loans for which formal foreclosure proceedings had commenced at December 31, 2023.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

	Loans Held for Sale	Loans Held for Investment
Balance at December 31, 2022	$11,593	$83,143
Acquisitions	—	350
Originations	12,359	—
Proceeds from sales of loans (1)	(23,453)	(45,484)
Additional fundings	4,880	6,498
Interest receivable	4	(1,181)
Payoffs and repayments	(1,088)	(39,131)
Fair value adjustment	161	1,438
Balance at December 31, 2023	$4,456	$5,633

(1) Includes net realized loss on sale of loans.

The composition of the total loan commitment by state as of December 31, 2023 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	$8,536	62.5%
Washington	3,470	25.4%
Arkansas	553	4.0%
Texas	350	2.6%
Michigan	230	1.7%
New Mexico	221	1.6%
Pennsylvania	176	1.3%
Other	119	0.9%
Total	$13,655	100.0%

For financial reporting purposes of our alternative loans, we follow a fair value hierarchy established under GAAP, as described in Note 2 - Summary of Significant Accounting Policies, that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or at the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale.

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

The following table presents the assets that are reported at fair value on a recurring basis as of December 31, 2023 and 2022, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of December 31, 2023 and 2022.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2023
Loans held for sale	$4,456	$—	$—	$4,456
Loans held for investment	5,633	—	—	5,633
Total measured	$10,089	$—	$—	$10,089

December 31, 2022
Loans held for sale	$11,593	$—	$—	$11,593
Loans held for investment	83,143	—	—	83,143
Total measured	$94,736	$—	$—	$94,736

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

On a loan by loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.0% which is less than the overall yield on the portfolio of 10.2%, resulting in the increase in value of the portfolio at December 31, 2023. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3). For nonaccrual loans, the discount applied to the value of the collateral was based on available market information on REO sales transaction as of the valuation date (Level 3).

We did not transfer any assets from one level to another level during the years ended December 31, 2023 and 2022, respectively.

We evaluate the change in fair value attributable to instrument-specific credit risk as the excess of the total change in fair value over the change in fair value attributable to changes in the risk-free rate. Instrument-specific credit risk had an immaterial impact on the change in fair value recognized for loans held during the years ended December 31, 2023 and 2022.

4. Borrowings

In December 2022, the Company entered into a $50 million Master Repurchase Agreement (the "NexBank Line") with NexBank, as the buyer. The Company used the proceeds from the NexBank Line to fund the acquisition and origination of business purpose loans (the "Loans") secured by residential, multifamily and certain commercial properties. Each draw on the NexBank Line could be outstanding up to 180 days. NexBank had a security interest in the Loans subject to a transaction under the NexBank Line. The NexBank Line's maturity was 364 days from the execution date.

The NexBank Line accrued interest at a rate equal to the greater of (a) the 1 month Term SOFR rate plus three and one-half percent (3.50%) or (b) four and one-quarter (4.25%). Interest was payable at 90 days. The carrying value of the NexBank Line approximated fair value as of December 31, 2022 due to its short-term nature and floating interest rate terms. NexBank Line’s outstanding balance was $9.2 million at December 31, 2022 and was collateralized by $10.4 million in loans. The NexBank line was paid off and terminated on November 7, 2023.

In August 2022, the Company entered into a $50 million Master Repurchase Agreement (the “Flagstar Line”) with Flagstar Bank FSB (“Flagstar”), a federal savings bank, as a buyer and administrative agent. The Company used the proceeds from the Flagstar Line to fund the acquisition and origination of Loans secured by residential, multifamily and certain commercial properties. Each draw on the Flagstar Line could be outstanding up to 180 days. Flagstar had a security interest in the Loans subject to a transaction under the Flagstar Line and requires the Company to maintain restricted cash of $2 million in a Flagstar deposit account. The Flagstar Line's maturity was 364 days from the execution date.

The Flagstar Line accrued interest at a base 1-Month Term SOFR rate plus a spread dependent upon the type of Loan subject to a transaction. Interest was payable at 90 days. The Company also incurred a fee on the unused portion of the $50 million if the average outstanding balance of the Flagstar Line is less than a threshold level of the total commitment. The carrying value of the Flagstar Line approximated fair value as of December 31, 2022 due to its short-term nature and floating interest rate terms. The Flagstar Line’s outstanding balance was $42.5 million at December 31, 2022 and was collateralized by $57.4 million in loans. The Flagstar line was paid off and terminated on September 7, 2023.

5. Leases

We currently lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands and Bengaluru, India. Prior to the termination of the lease in October 2023, we also leased space in Tampa, Florida.

As of December 31, 2023 and 2022, our weighted average remaining lease term, including applicable extensions, was 3.3 years and 3.8 years, respectively, and we applied a discount rate of 7.0% and 7.0%, respectively, to our office leases. We determined the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would charge to finance real estate assets.

During the years ended December 31, 2023 and 2022, we recognized rent expense of $0.4 million and $0.3 million, respectively, related to long-term operating leases. We had no short-term rent expense for the years ended 2023 or 2022. We include rent expense as a component of general and administrative expenses in the Consolidated Statements of Operations. We had no finance leases during the years ended December 31, 2023 and December 31, 2022.

The following table presents a maturity analysis of our operating leases as of December 31, 2023 ($ in thousands):

Operating Lease Liabilities
2024	$300
2025	309
2026	320
2027	76
Total lease payments	1,005
Less: interest	105
Lease liabilities	$900
Right-of-use assets are periodically reviewed for impairment losses under ASC 360-10, “Property, plant, and equipment,” to determine whether a right-of-use asset is impaired, and if so, the amount of impairment loss to recognize. During the year ended December 31, 2023, we ceased utilizing office space in Tampa, Florida as part of our assessment of overall costs of the mortgage platform and recognized an impairment of the remaining right-of-use asset for the space of $58,000. We did not recognize any impairments of right-of-use assets for the year ended December 31, 2022.

6. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we were a party as of December 31, 2023:

Litigation regarding Luxor Capital Group, LP and certain of its managed funds and accounts ("Luxor")

Please refer to Note 1 - Organization and Basis of Presentation – Section Issuance of Series A Convertible Preferred Stock in 2014 Private Placement.

Executive Arbitrations

Former Chief Executive Officer, Indroneel Chatterjee

On May 3, 2021, Mr. Chatterjee, commenced an arbitration against the Company and each of its directors. The arbitration complaint alleges that the Company’s April 16, 2021 for cause termination of Mr. Chatterjee was in breach of Mr. Chatterjee’s Amended and Restated Employment Agreement and made extra contractual claims against the Company for not affording Mr. Chatterjee a “fair procedure” and placed him in a “false light” by disclosing Mr. Chatterjee’s termination in its public announcement of the for cause termination. In addition, the arbitration complaint also asserts a tort claim against each of the Company’s directors relating to that termination and against the Company for its April 16, 2021 public announcement of the for cause termination. Mr. Chatterjee’s arbitration complaint seeks unspecified damages for his contract claims including for loss of income, stock and bonus, and punitive damages on his tort claims. On June 10, 2021, the Company and its directors responded to the arbitration complaint and advanced counterclaims against Mr. Chatterjee. On October 20, 2021, the arbitrator granted the Company’s motion to dismiss with respect to Mr. Chatterjee’s “fair procedure” and “false light” claims, but denied the motion to dismiss the tort claim against each of the directors. Following the close of discovery on July 11, 2022, the Company moved for summary judgment seeking dismissal of Mr. Chatterjee's remaining claims against the Company and against its directors, and further seeking entry of judgment on the majority of the Company's counterclaims. On July 21, 2022, the Company and its directors filed a motion alleging that Mr. Chatterjee had engaged in fraud and seeking as sanctions for that abuse both the dismissal of all of Mr. Chatterjee's claims and the payment of the Company's legal fees resulting from that alleged abuse. Following briefing by all parties on the summary judgment and sanction motions, on October 19, 2022, the arbitrator found that Mr. Chatterjee engaged in serious and repeated misconduct, attempting to perpetrate a fraud on the arbitrator and the Company and accordingly (i) dismissed all of Mr. Chatterjee's remaining claims, both as a sanction for his misconduct and, independently, on the merits of the Respondents' motion for summary judgment; (ii) granted summary judgment on one of the Company's counterclaims requiring Mr. Chatterjee to pay the Company $400,000 (the return of half of his initial signing bonus); and, (iii) ordered that Mr. Chatterjee, as a further sanction for his misconduct, reimburse the Company for all expenses it incurred directly and solely as a result of his misconduct (which dollar amount has not yet been set). On December 29, 2022, the arbitrator entered a final order which granted an additional award of fees and costs to the Company in the amount of over $1 million, bringing the Company's total judgment against Mr. Chatterjee to approximately $1.6 million. In the arbitrator's final award, he also included the amounts he had previously awarded to the Company in his

October 19, 2022 order, which were $400,000 plus interest at the U.S. Virgin Islands' 9.0% statutory rate for contractual claims (since Mr. Chatterjee's termination on April 16, 2021) and approximately $140,000 as reimbursement to the Company for all expenses the Company incurred directly and solely as a result of Mr. Chatterjee's misconduct in the arbitration. The Company has taken steps to attempt to enforce the judgment against Mr. Chatterjee and waives no rights or remedies with respect thereto.

Erbey Holding Corporation et al. v. Blackrock Management Inc., et al.

On April 12, 2018, an action was filed in the Superior Court of the Virgin Islands, Division of St. Croix under the caption Erbey Holding Corporation, et al. v. Blackrock Financial Management Inc., et al., case number SX-2018-CV-146. The action was initially filed by Plaintiffs Erbey Holding Corporation, John R. Erbey Family Limited Partnership, by its general partner Jupiter Capital, Inc., Salt Pond Holdings, LLC, Munus, L.P., Carisma Trust, by its trustee, Venia, LLC, and Tribue Limited Partnership (collectively, the “HoldCo Plaintiffs”). AAMC joined in the action as an additional named Plaintiff pursuant to Court order dated March 30, 2023.

The action was filed against Defendants Blackrock Financial Management, Inc., Blackrock Investment Management, LLC, Blackrock Investments, LLC, Blackrock Capital Management, Inc., Blackrock, Inc, Pacific Investment Management Company LLC, PIMCO Investments, LLC and John and Jane Does 1-10.

The complaint alleges that Defendants, aided by their agents and co-conspirators, engaged in an unlawful enterprise and conspiracy to harm Plaintiffs and related companies, including Ocwen Financial Corporation (“Ocwen”), by damaging their operations, business relationships and standing in the industry. The specific intent and purpose of the Defendants’ alleged illegal conduct, as detailed in the complaint, was to take profits from the forced foreclosures on struggling homeowners during the mortgage crisis and to retaliate against and financially ruin Ocwen and AAMC for pushing back against Defendants’ pro-foreclosure campaign.

As set out in the complaint, the alleged wrongful and malicious conduct of Defendants, which included fraudulent disparagement and targeted short-selling, constitute common law intentional torts and violations of Section 605 of the Virgin Islands Criminally Influenced and Corrupt Organizations Act (“CICO”). AAMC and the HoldCo Plaintiffs seek compensatory damages in amounts reflecting the substantial diminution in value of their stock and stock holdings, respectively, and/or lost profits, plus lost future market value appreciation and profits. Any direct or indirect compensatory damages awarded under CICO are subject to automatic trebling. The action also seeks punitive damages of up to nine times any compensatory amounts based on the egregious nature of the alleged intentional torts, as well as an award of attorneys’ fees and other expenses incurred in prosecuting the case.

Defendants filed multiple motions that sought to dismiss the case on various alleged grounds, including that Plaintiffs failed to adequately plead their respective statutory and common law tort claims and that the Court allegedly lacked personal jurisdiction over Defendants.

On October 11, 2022, the trial judge appointed a Staff Master to review Defendants’ pending motions and issue a recommended decision thereon.

On July 13, 2023, the Staff Master issued his recommendation that all of AAMC’s legal claims should be permitted to proceed and that the Court should exercise personal jurisdiction over four of the five named Blackrock-entity Defendants and both of the named PIMCO-entity Defendants. The Staff Master recommended that Blackrock, Inc. be dismissed for lack of personal jurisdiction.

On December 4, 2023, the trial judge issued a memorandum decision and order fully adopting the Staff Master’s comprehensive recommendation and overruling Defendants’ objections to the portions adverse to them. The trial judge certified the findings of jurisdiction over Defendants for a potential interlocutory discretionary appeal. The Virgin Islands Supreme Court has not yet determined whether or not to accept Defendants’ appeal. The trial judge also entered a final order dismissing Blackrock, Inc., thus permitting an appeal by Plaintiffs as of right to the Virgin Islands Supreme Court.

On February 27, 2024, the trial judge issued an order denying Defendants’ request for a stay of discovery proceedings in the Superior Court during the pendency of appellate matters before the Virgin Islands Supreme Court and directing the Staff Master to conduct a discovery conference on an expedited basis. The Staff Master has set a discovery conference for March 27, 2024.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at December 31, 2023 or 2022.

7. Incentive Compensation and Share-Based Payments

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

Stock options

During the years ended December 31, 2023 and 2022, we recorded no compensation expense related to grants of stock options.

As of both December 31, 2023 and 2022, we had no outstanding options issued under all of our share-based compensation plans or as inducement awards.

During the year ended December 31, 2022, 5,850 stock options were exercised on March 12, 2022 with a weighted average exercise price of $4.36 per share and an aggregate intrinsic value of $0.1 million. All options were exercised in March 2022.

Restricted stock

During the year ended December 31, 2023, we granted no shares of service-based restricted stock to members of management.

During the year ended December 31, 2022, we granted a total of 38,250 shares of service-based restricted stock to members of management with a weighted average grant date value per share of $5.82. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans. These grants will vest in three equal annual installments based on the grant date(s), subject to forfeiture or acceleration.

We recorded $0.2 million of compensation expense related to these grants in both of the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had no unrecognized share-based compensation expense to be recognized. As of December 31, 2022, we had $0.3 million of total unrecognized share-based compensation cost to be recognized over a weighted average remaining estimated term 1.1 years.

Additionally, during 2022 our Directors each received annual grants of restricted stock equal to $60,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vested on the date of the next Annual Meeting of Stockholders following the date of grant, service period subject to each Director attending at least 75% of the Board and committee meetings. No dividends were paid on the shares until the award was issued. During the year ended December 31, 2022, we granted 14,571 shares of stock pursuant to our Equity Incentive Plans with a weighted average grant date fair value per share of $12.35. There were no shares of stock granted under the Equity Incentive Plans during the year ended December 31, 2023.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2021	25,901	$13.62
Granted	52,821	7.62
Vested(1)	(16,835)	14.11
December 31, 2022(2)	61,887	8.36
Vested(1)	(18,984)	8.25
Forfeited	(28,332)	6.39
December 31, 2023(2)	14,571	$12.35
_____________
(1)The vesting date fair value of restricted stock that vested during the years ended December 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.
(2)The aggregate intrinsic value of restricted stock outstanding at December 31, 2023 and 2022 was $0.1 million and $0.7 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We may issue new shares or issue shares from treasury shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2023
Stock options outstanding	—
Possible future issuances under share-based compensation plans	107,884
107,884

As of December 31, 2023, we had 315,515 remaining shares of common stock, excluding treasury shares, authorized to be issued under our charter.

8. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply its provisions, we will receive a 90% tax reduction on our USVI-sourced income until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the "Waiver") of the Company's minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 to June 30, 2023. By letter dated February 19, 2024, the EDC approved an additional extension for the period July 1, 2023 to December 31, 2024. At December 31, 2023, the Company met the minimum employment requirements required under the provisions of the Waiver.

Beginning on January 1, 2017, AAMC US, Inc., a domestic U.S. corporation and wholly-owned subsidiary, began operations. This entity is based entirely in the mainland U.S. and is subject to U.S. federal and state corporate income tax.

The following table sets forth the components of loss from operations before income taxes ($ in thousands):

	Year ended December 31,
	2023	2022
AAMC	$(31,973)	$(15,584)

The provision for income taxes from operations is summarized as follows ($ in thousands):

	Year ended December 31,
	2023	2022
Current
Federal	$437	$195
State	—	4
International	73	55
Total current tax expense	510	254
Deferred
Federal	54	94
State	9	2
Total deferred tax expense	63	96
Total tax expense	$573	$350

The following table sets forth the components of our total deferred tax assets ($ in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Stock compensation	$6	$2
Accrued expenses	53	84
Net operating losses (1)	4,506	1,109
Lease liabilities	10	54
Other	4	76
Total gross deferred tax assets	4,579	1,325
Less: Valuation allowance	(4,313)	(1,266)
Total net deferred tax assets	266	59
Deferred tax liabilities:
Right-of-use assets	9	53
Investments	—	6
Unrealized gains	320	—
Total gross deferred tax liabilities	329	59
Deferred tax assets, net	$(63)	$—
_____________
(1)Net operating loss (“NOL”) carry-forwards for tax years prior to 2018 expire in 2037. Beginning with 2018, NOLs are carried forward indefinitely.

The change in deferred tax assets is included in changes in other assets and liabilities in the Consolidated Statement of Cash Flows. The significant factors contributing to the increase in our valuation allowance in 2023 are due to increases in the temporary differences attributable to net operating losses, accrued compensation, and unrealized gains.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. AAMC has historically been in a three-year cumulative loss position with the exception of 2020 due to the recognition of the Termination Fee payments as income that year. Removing this income from the analysis results in cumulative three-year book losses as of December 31, 2023. The Company believes that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As such, the Company has recorded a full valuation allowance in 2022 against its net deferred tax assets. The valuation allowance increased by approximately $3.0 million during the year ended December 31, 2023.

The following table sets forth the reconciliation of the statutory USVI income tax rate from operations to our effective income tax rate:

	Year ended December 31,
	2023	2022
U.S. Virgin Islands income tax rate	23.1%	23.1%
State and local income tax rates	—	—
EDC benefits in the USVI	(14.2)	(19.5)
Foreign tax rate differential	(0.6)	(0.2)
Permanent and other	(0.2)	(0.5)
Valuation allowance	(9.5)	(4.9)
Other adjustments	(0.4)	(0.3)
Effective income tax rate	(1.8)%	(2.3)%

During the tax years ended December 31, 2023 and 2022, we recognized no interest or penalties associated with unrecognized tax benefits.

We recorded $0.4 million as of December 31, 2023, excluding interest and penalties, as a liability for unrecognized tax benefits in Accrued expenses and other liabilities in the consolidated balance sheet. Had we recognized $0.4 million, along with related interest and penalties, it would have favorably impacted the annual effective tax rate. We do not anticipate any significant increases or decreases in our unrecognized tax benefits within the next 12 months.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Unrecognized tax benefits at the beginning of the year	—	—
Current period tax position increases	—	—
Prior period tax position increases	437	—
Decreases due to lapse in applicable statute of limitations	—	—
Unrecognized tax benefits at the end of the year	437	—

AAMC believes that the tax positions taken in the AAMC tax returns satisfy the more-likely-than-not threshold for benefit recognition. Furthermore, a review of the AAMC entity trial balances suggests that AAMC has appropriately addressed the material book-tax differences. AAMC is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, no ASC 740-10-25 liabilities except as noted above have been recorded by the Company as a result of ASC 740-10-25.

We remain subject to tax examination in the USVI for tax years 2020 to 2023 and in the United States for tax years 2020 to 2023.

9. Earnings Per Share

The following table sets forth the components of basic and diluted loss per share ($ in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Numerator
Net loss	$(32,546)	$(15,934)
Gain of preferred stock transaction	—	5,122
Numerator for earnings per share - net loss attributable to common stockholders	$(32,546)	$(10,812)

Denominator
Weighted average common stock outstanding - basic	2,925,744	3,259,755
Weighted average common stock outstanding - diluted	2,925,744	3,259,755

Loss per basic common share	$(11.12)	$(3.32)
Loss per diluted common shares	$(11.12)	$(3.32)

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

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated, as the Company had a net loss from operations for each period presented ($ in thousands):

	Year ended December 31,
	2023	2022
Denominator
Restricted stock	35,595	28,840
Preferred stock, if converted	196,128	196,238

10. Segment Information

ALG is our primary segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.

11. Subsequent Events

Effective as of January 11, 2024 (the “Effective Date”), AAMC entered into a settlement agreement (the “Settlement Agreement”) with Luxor Capital Group LP, Luxor Capital Partners Offshore Masters Fund, LP, Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Spectrum, LLC, and Thebes Offshore Master Fund, LP (collectively, “Luxor”) and Nathaniel Redleaf, a former AAMC director (together with AAMC and Luxor, the “Parties”).

Under the terms of the Settlement Agreement:

•Luxor surrendered all 144,212 shares of AAMC Series A Convertible Preferred Stock it held to AAMC. Luxor and AAMC agreed that their related Securities Purchase Agreement dated March 13, 2014, along with the Certificate of Designations dated March 17, 2014 attached thereto, are void and all rights thereunder are extinguished.
•The Company shall provide the following consideration to Luxor:

◦A $1,000,000 cash payment within five days of the Effective Date, plus
◦Three Promissory Notes in the following principal amounts and durations:
▪A Note in the principal amount of $2,000,000 due and payable on the three-year anniversary of the Effective Date;
▪A Note in the principal amount of $3,000,000 due and payable on the five-year anniversary of the Effective Date; and
▪A Note in the principal amount of $6,000,000 due and payable on the eight-year anniversary of the Effective Date.

◦Each Note bears annual interest at either 7.5% on a cash basis or 10% paid-in-kind (“PIK”) basis, at the election of AAMC. The Company shall refrain from making common stock repurchases or issuing dividends at any time the PIK option is in effect and is subject to certain additional covenants enumerated in the Notes.

▪The Company shall also pay Luxor 50% of any proceeds received in respect of its damage claims in the action brought by Erbey Holding Corporation pending in USVI Superior Court with case number SX-2018-CV-146, up to a cumulative payout cap to Luxor of $50,000,000.
▪The Parties agreed and stipulated to dismissal with prejudice of the following actions: (i) Luxor Capital Group LP, et. al v. Altisource Asset Management Corporation filed in the Supreme Court of the State of New York in the County of New York, with index number 650746/2020 (including Luxor’s withdrawal of its pending request for further appellate review by the New York Court of Appeals), and (ii) Altisource Asset Management Corporation v. Nathaniel Redleaf et. al pending in the United States District Court for the District of the Virgin Islands, with case number 1:23-cv-00002. The Parties exchanged mutual releases of their respective claims relating to the aforesaid actions, SPA and Certificate, as applicable, and agreed that the Settlement Agreement shall not be construed as an admission that any of the Parties violated the law, breached any contract or committed any wrong whatsoever.