Form 10-K/A
period 2023-12-31
Altisource Asset Management Corp
filed 2024-04-29
CIK 1555074

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

Altisource Asset Management Corporation
December 31, 2023

i

EXPLANATORY NOTE

Altisource Asset Management Corporation (“we,” “us,” “our,” “AAMC,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14, and to amend Part IV, Item 15) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page, certain exhibits not previously filed with the Original Form 10-K. and the certifications required to be filed as exhibits to this Amendment. In addition, this Form Amendment deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. Because no financial statements have been included in this Amendment and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers as of the date of this report are as set forth below. Each of our directors serves until his successor is duly qualified, and elected or appointed, or until his earlier resignation or removal. Each executive officer serves at the pleasure of the Board of Directors.

Name	Age	Position
William C. Erbey	74	Chairman and Chief Executive Officer
Ricardo C. Byrd	75	Director
John A. Engerman	55	Director
Charles L. Fischer	57	Director
Richard G. Rodick	65	Chief Financial Officer

William C. Erbey. Mr. Erbey was appointed as our Chief Executive Officer and to our Board of Directors in December 2023. Mr. Erbey has served as Chief Executive of Salt Pond Holdings LLC since December 2012 and has served as the Manager of System73 Global, LLC since September 2017. Prior to that, Mr. Erbey served as the Executive Chairman of the Board of Directors of Ocwen Financial Corporation (“Ocwen”) from September 1996 to January 2015, as the Chief Executive Officer of Ocwen from January 1988 to October 2010 and as the President of Ocwen from January 1988 to May 1998. From 1983 to 1995, Mr. Erbey served as a Managing General Partner of The Oxford Financial Group, a private investment partnership that was the predecessor of Ocwen. Mr. Erbey also served as Chairman of the Board of Directors for Altisource Portfolio Solutions S.A. (“Altisource”) from July 2009 to January 2015. He is also the founder of Home Loan Servicing Solutions, Ltd. (“HLSS”) and served as its Chairman since December 2010 until 2013. He also served as Chairman of the Board of Directors of Altisource Residential Corporation from July 2012 to January 2015 and as Chairman of the Board of Directors of Altisource Asset Management Corporation from March 2012 to January 2015. From 1975 to 1983, Mr. Erbey served at General Electric Capital Corporation in various capacities, most recently as the President and Chief Operating Officer of General Electric Mortgage Insurance Corporation. Mr. Erbey also served as the Program General Manager of GECC’s Commercial Financial Services Department and as the President of Acquisition Funding Corporation. He holds a Bachelor of Arts in Economics from Allegheny College and a Master of Business Administration from Harvard University with Honors.

Mr. Erbey brings extensive operational, finance and accounting experience to the Board that enables him to provide valuable insight and guidance to the Board in overseeing all aspects of our business.

Ricardo C. Byrd. Mr. Byrd was elected to our Board of Directors in June 2015. Mr. Byrd has served as the Executive Director of the National Association of Neighborhoods (“NAN”), one of the nation’s largest and oldest multi-issue membership associations of grass-roots neighborhood organizations, since 1995. He has over 30 years of management experience in directing grass-roots programs. On America’s social and economic development challenges, he has served as a public policy catalyst, a community outreach strategist and resource person to the White House, Congressional, state and local government officials, corporations and neighborhood leaders. Mr. Byrd is a native Washingtonian, educated in the District of Columbia Public Schools, and holds a Bachelor of Arts degree from Howard University.

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

Charles L. Frischer. Mr.Frischer was appointed to our Board of Directors in June 2023. Mr. Frischer is the general partner of LFF Partners, a family office based in Seattle focused on generating market beating risk-adjusted returns over 3-5 year periods. From 2005 until 2008, Mr. Frischer was a Principal at Zephyr Management, L.P. a New York based private equity firm, where he was responsible for overseeing a 5,000 unit multi-family apartment portfolio, including acquisition, financing, asset management, and dispositions, placing over $210 million in financing for the fund and overseeing the acquisition of $75 million in new assets. From 1995 to 2005, Mr. Frischer was employed by Capri Capital, rising to Senior Vice President, where he was responsible for financing more than $800 million multi-family and commercial loans. Mr. Frischer was also an Asset Specialist for the Resolution Trust Corporation (1990-1993) and was co-manager of the $1 billion tax-exempt bond sales initiative and the lead manager for the RTC National Environmental property sale. Mr. Frischer graduated from Cornell University in 1988 with an A.B. in Government from the College of Arts and Sciences. Mr. Frischer’s public company board experience includes currently being a board member of Kingsway Financial Services, Inc. (NYSE: KFS) and previously having served as a board member of Imageware Systems (OTC: IWSY) from September 2017 to May 2019; and as chairman of board of Aimia, Inc. (TSX: AIM) from February 2020 to January 2021.

Mr. Frischer brings extensive finance, accounting, investment management and corporate governance experience to the Board that enables him to provide valuable insight and guidance to the Audit Committee and the Board in overseeing the financial management, reporting and accounting aspects of our business.

Richard G. Rodick. Mr. Rodick has served as our Chief Financial Officer since September 2023. Mr. Rodick previously served our Vice President, Finance since July 2023. Prior to that, Mr. Rodick served as the Chief Financial Officer of Digital Media Solutions, Inc. from July 2022 until April 2023 and as Chief Financial Officer of Transworld Systems Inc., a privately held entity, from 2021 to 2022. From 2016 to 2022, Mr. Rodick served as Chief Financial Officer of TELUS International and as Chief Financial Officer of UTi Worldwide, from 2012 to 2016. From 2007 to 2012, Mr. Rodick served as Treasurer and Vice President Investor Relations for Broadridge Financial Solutions, following its spin-off from ADP. From 2003 to 2007, Mr. Rodick served as Chief Financial Officer for three divisions of ADP. From 1988 to 2003, Mr. Rodick served in numerous accounting and financial roles for Ryder System, ending his time as Senior Vice President Finance. Mr. Rodick holds a Master of Business Administration and a bachelor’s degree in accountancy from Florida State University.

None of our Directors and executive officers is related to any other Director and/or executive officer of AAMC or any of its subsidiaries by blood, marriage or adoption.

Board of Directors

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of no less than three (3) members with the exact number to be determined by vote of a majority of the Board of Directors. As of December 31, 2023, our Board of Directors consisted of four (4) members.

Meetings of the Board of Directors

The Board plays an active role in overseeing management and representing the interests of the stockholders. Directors are expected to attend all meetings of the Board and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings. Our current Board held six (6) meetings in 2023. Each incumbent Director attended at least 75% of the aggregate of (1) the total number of Board meetings in 2023 held during the period for which they were a Director and (2) the total number of meetings in 2023 of all committees of our Board on which the Director served during the periods they served. We do not have a formal policy regarding Director attendance at the Annual Meetings of Stockholders; however, all of the incumbent members of our Board attended our 2023 Annual Meeting of Stockholders.

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

The members of the Audit Committee are Messrs. Frischer, Byrd and Engerman with Mr. Frischer serving as the Chair of the Audit Committee. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board has determined that, throughout the 2023 service year, all members of our Audit Committee are, and have been, “financially literate” as defined in SEC rules. Our Board has also determined that each of Mr. Frischer and Mr. Engerman qualifies as an “audit committee financial expert” as that term is defined in SEC rules.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee reviews and approves its charter. The Audit Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Audit Committee met three (3) times in 2023.

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

The members of the Compensation Committee in 2023 were Messrs. Engerman, Byrd, and Frischer with Mr. Engerman serving as the Chair of the Compensation Committee. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, our members have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee reviews and approves its charter. The Compensation Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Compensation Committee met two (2) times in 2023.

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

The members of the Nomination/Governance Committee are Messrs. Byrd, Engerman, and Frischer with Mr. Byrd serving as the Chair of the Nomination/Governance Committee. Each member of our Nomination/Governance Committee is independent as defined in the NYSE listing standards.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.altisourceamc.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee reviews and approves its charter. The Nomination/Governance Committee also evaluates its performance under its charter periodically and delivers a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The Nomination/Governance Committee met one (1) time in 2023.

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

Based upon the Company’s review of Section 16(a) reports and related written representations, Mr. Rodick did not timely file a Form 3 after his appointment as CFO, otherwise, the Company believes that there were no late filings during 2023.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE American. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management.

Item 11. Executive Compensation

For 2023, our NEOs and their positions as of December 31, 2023 were as follows:

•William C. Erbey, Chief Executive Officer

•Danya Sawyer, Former Interim Chief Executive Officer

•Jason Kopcak, Former Chief Executive Officer

•Richard G. Rodick, Chief Financial Officer

•Stephen R. Krallman, Former Chief Financial Officer

•Kevin F. Sullivan, Former General Counsel and Chief Compliance Officer

The Company experienced changes in executive management during 2023. Mr. Kopcak resigned from the Company on August 30, 2023, and the Board appointed Ms. Sawyer as interim Chief Executive Officer as it conducted a search for a permanent Chief Executive Officer. Ms. Sawyer’s employment with the Company terminated on December 1, 2023 as part of a succession plan, and on December 21, 2023 the Board appointed Mr. Erbey as Chief Executive Officer of the Company. Mr. Krallman resigned from the Company on September 14, 2023 and Mr. Rodick was appointed Chief Financial Officer effective that same date. Mr. Sullivan resigned from all positions held with the Company on March 6, 2023.

Summary Compensation Table

The following table discloses compensation received by our NEOs for the fiscal years 2023 and 2022.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)		Total
William C. Erbey, (4), Chief Executive Officer	2023	$—		$—		$—	—	$—		$—		$—		$—
Danya Sawyer (5), Interim Chief Executive Officer	2023	$377,308	(6)			$—		$—		$200,000	(7)	$425,128	(8)	$1,002,436
Jason Kopcak, (9) Former Chief Executive Officer	2023	$384,808	(10)			$603,600	(11)	$—	0			$40,287	(12)	$1,028,695
	2022	$358,269	(13)	$50,000	(14)	$222,413	(14)	$—		$575,000	(15)	$270,634	(16)	$1,476,316
Richard G. Rodick, (17) Chief Financial Officer	2023	$100,000	(18)	$—		$—		$—				$132		$100,132
Stephen R. Krallman (19) Former Chief Financial Officer	2023	$236,250	(20)			$85,859	(21)	$—				$40,565	(22)	$362,674
	2022	$325,000	(23)	$—		$—		$—		$275,000	(24)	$104,887	(25)	$704,887
Kevin F. Sullivan (26) Former General Counsel and Chief Compliance Officer	2023	$138,269	(27)			$116,590	(28)	$—		$125,000	(29)	$175,081	(30)	$554,940
	2022	$450,000	(31)	$—		$—		$—		$—		$112,756	(32)	$562,756
_______________
(1)Amounts represent the aggregate grant date fair value of restricted shares and option awards granted to our NEOs, calculated in accordance with FASB ASC 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in Note 7 to our Consolidated Financial Statements for the year ended December 31, 2023. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the NEO upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(2)Consists of the cash annual incentive compensation related to performance in each year and generally awarded in the first half of the following year.

(3)Consists of contributions from AAMC to each executive officer for severance upon termination, relocation expenses, as applicable; supplemental living expenses, as applicable; car allowances, as applicable; education allowances, as applicable; travel allowances, as applicable; vacation benefits upon termination, as applicable; and medical benefits and preferred stock dividends, as detailed more fully in the respective footnotes below.

(4)Mr. Erbey was appointed as Chief Executive Officer in December 2023. He did not receive any compensation in that role during the 2023 fiscal year.

(5)Ms. Sawyer joined the Company on February 1, 2023 and her employment with the Company terminated on December 1, 2023 as part of a succession plan.

(6)The amount represents Ms. Sawyer’s base salary of $450,000 from February 1, 2023 until her termination on December 1, 2023.

(7)Ms. Sawyer was entitled to a $400,000 annual bonus, of which 50% was payable every six months.

(8)The amount represents Ms. Sawyer’s termination pay of $425,000 and group life insurance.

(9)Mr. Kopcak joined the Company in March 2022 and resigned on August 30, 2023.

(10)The amount represents Mr. Kopcak’s base salary of $575,000 from January 1, 2023 until his resignation on August 30, 2023.

(11)The amounts reported as Stock Awards include equity inducement grants consisting of 7,500 shares of service-based restricted stock with a grant date fair value of $603,600, which was determined based on the average of the high and low sales price of our common stock on the date of the grant.

(12)The amount reported represents Mr. Kopcak’s Other Compensation in the form of a housing allowance while in the USVI of $40,000 and life insurance benefits of $287.

(13)The amount reported for 2022 represents Mr. Kopcak’s base salary of $575,000 from his hire date of May 12, 2022 to December 31, 2022.

(14)Pursuant to Mr. Kopcak’s employment agreement, he was entitled to a signing bonus of $250,000. The Compensation Committee of the Company agreed to bifurcate the payment into a cash payment of $50,000 and a preferred dividend of $200,000. The amount reported for 2022 represents Mr. Kopcak’s $50,000 cash signing bonus paid on May 27, 2022. The amounts reported as Stock Awards include equity inducement grants consisting of 22,500 shares of service-based restricted stock with a grant date fair value of $222,413, which was determined based on the average of the high and low sales price of our common stock on the date of the grant. Mr. Kopcak’s signing bonus was paid pursuant to his employment agreement as described under “Employment Agreements.”

(15)The amount reported for 2022 includes Mr. Kopcak’s $575,000 annual cash incentive compensation earned for 2022 performance, which was paid in 2023.

(16)The amount reported for 2022 includes: $200,000 preferred stock dividends on 1,000 shares Preferred Stock Series N paid on December 29, 2022, which the Compensation Committee approved as payment in lieu of a cash payment of Mr. Kopcak’s signing bonus payable pursuant to his employment agreement. In addition, the amount reported for 2022 includes $40,000 for supplemental living expenses related to Mr. Kopcak's employment in the U.S. Virgin Islands, $3,019 in relocation expenses, $9,150 in 401(K) contributions and $18,465 in medical and life insurance benefits.

(17)Mr. Rodick was promoted to Chief Financial Officer on September 14, 2023.

(18)The amount represents Mr. Rodick’s base salary of $250,000 from his hire date of August 1, 2023 to December 31, 2023.

(19)Mr. Krallman joined the Company on June 28, 2021 as Chief Financial Officer and resigned on September 14, 2023.

(20)The amount represents Mr. Krallman’s base salary of $325,000 from January 1, 2023 until his resignation on September 14, 2023.

(21)The amounts reported as Stock Awards include equity inducement grants consisting of 1,667 shares of service-based restricted stock with a grant date fair value of $85,859, which was determined based on the average of the high and low sales price of our common stock on the date of the grant.

(22)The amount reported represents Mr. Krallman’s Other Compensation in the form of a housing allowance while in the USVI of $40,000 and life insurance benefits of $565.

(23)The amount reported for 2022 represents Mr. Krallman’s base salary of $325,000 from January 1, 2022 to December 31, 2022.

(24)The amount reported for 2022 reflects Mr. Krallman’s $275,000 annual cash incentive compensation earned for 2022 performance, which was paid in 2023.

(25)The amount reported for 2022 includes: $60,000 for supplemental living expenses related to Mr. Krallman’s employment in the U.S. Virgin Islands, $10,000 in 401(K) contributions and $34,887 in medical and life insurance benefits.

(26)Mr. Sullivan joined the Company September 20, 2021 as General Counsel and Chief Compliance Officer and resigned on March 6, 2023.

(27)The amount represents Mr. Sullivan’s base salary of $450,000 from January 1, 2023 until his resignation on March 6, 2023.

(28)The amounts reported as Stock Awards include equity inducement grants consisting of 2,000 shares of service-based restricted stock with a grant date fair value of $116,590, which was determined based on the average of the high and low sales price of our common stock on the date of the grant.

(29)The amount represents Mr. Sullivan’s 2022 annual cash incentive compensation earned for 2022 performance, which was paid in 2023.

(30)The amount reported represents Mr. Sullivan’s Other Compensation from severance of $175,000 and life insurance benefits of $81.

(31)The amount reported for 2022 represents Mr. Sullivan’s base salary of $450,000 from January 1, 2022 to December 31, 2022.

(32)The amount reported for 2022 represents Mr. Sullivan’s Other Compensation from housing allowance while in the USVI of $40,000, 401(K) contributions of $18,150 and medical and life insurance benefits of $54,606.

2023 Equity Awards

During the year ended December 31, 2023, we granted no shares of service-based restricted stock to members of management.

2022 Equity Awards

On May 12, 2022, we granted 22,500 shares of restricted stock to management with a weighted average grant date fair value per share of $9.89. The restricted stock units were scheduled to vest in three equal annual installments on May 12, 2023, 2024, and 2025, subject to forfeiture or acceleration.

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

Employment Agreements

William C. Erbey, Chief Executive Officer

In accordance with his employment agreement, Mr. Erbey is entitled to an annual base salary of $50,000 (beginning on January 1, 2024). His employment agreement does not provide for a contractual bonus. In the event Mr. Erbey’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason”, each as defined in the employment agreement, he would be entitled to, among other things, a separation payment in the amount of one-half of his annual base salary as in effect at the time of termination.

Danya Sawyer, Interim Chief Executive Officer

In accordance with her employment agreement, Ms. Sawyer was entitled to an annual base salary of $450,000, an annual bonus of $400,000, and participation in employee benefit programs of the Company on the same terms as other similarly situation employees. Any yearly bonus was to be paid in two payments of up to $200,000 each, one after the end of the first six months of each year payable within 60 days following June 30 of each year (“First Half Bonus”) and the second at the end of the fiscal year to which it relates (“Second Half Bonus”), at the same time and under the same terms and conditions as the year-end bonuses for other executives employed by the Company; provided that, to earn and be paid either bonus, Ms. Sawyer was required to remain employed on the last day of the fiscal period to which the bonus relates, and provided further that in no event would Ms. Sawyer’s Second Half Bonus (if earned and payable) be paid later than the fifteenth day of the third month following the last day of the fiscal year to which the Second Half Bonus relates. In the event Ms. Sawyer's employment was terminated by the Company without “Cause” or she resigned for “Good Reason” she would be entitled to, among other things, a separation payment in the amount of one-half of her annual base salary and one-half of her target annual bonus.

Ms. Sawyer’s employment with the Company terminated on December 1, 2023 as part of a succession plan.

Jason Kopcak, Former Chief Executive Officer

In accordance with his employment agreement, Mr. Kopcak was entitled to an annual base salary of $575,000, an annual bonus of $575,000, and participation in employee benefit programs of the Company on the same terms as other similarly situation employees. In addition, Mr. Kopcak received a $250,000 signing bonus (subject to 100%, 66.67% or 33.33% recoupment if Mr. Kopcak terminated his employment without Good Reason (as defined in the Employment Agreement) or the Company terminated Mr. Kopcak for Cause (as defined in the Employment Agreement) during the first, second or third years of employment, respectively). For the avoidance of doubt, the amounts Mr. Kopcak was required to repay pursuant to the preceding sentence is the entire amount of the Signing Bonus paid by the Company, or (66.67%) or (33.33%) of such amount less any taxes paid by Mr. Kopcak. Mr. Kopcak received a one-time equity award grant of 22,500 restricted shares of Company common stock, which would vest in three equal installments on the first three anniversaries of the Start Date. In the event Mr. Kopcak's employment was terminated by the Company without “Cause” or he resigned for “Good Reason” he would be entitled to, among other things, a separation payment in the amount of one-half of his annual base salary, one-half of his target annual bonus and accelerated vesting of his restricted shares.

On August 24, 2023, Mr. Kopcak resigned.

Richard G. Rodick, Chief Financial Officer

In accordance with his employment agreement, Mr. Rodick is entitled to receive an annual base salary of $250,000 and is eligible to receive an annual bonus for each calendar fiscal year that ends during the term of the agreement (and pro rated for any partial year), based on the attainment of individual and corporate performance goals and targets established by the Company. The target amount of such bonus is $100,000. He is eligible to participate in the Company’s health and other welfare benefit plans on the same terms available to other senior executives. In the event Mr. Rodick’s employment is terminated by the Company without “Cause” he is entitled to his annual bonus prorated through the termination date.

Stephen R. Krallman, Former Chief Officer

In accordance with his employment agreement, Mr. Krallman was entitled to receive an annual base salary of $325,000, with reduction in salary only as part of an across the board reduction in base salary of AAMC’s executives which would be no more than 20%. Upon his relocation to the U.S. Virgin Islands, Mr. Krallman received a housing allowance of $5,000 per month for living expenses. His annual target incentive bonus was $275,000, subject to Compensation Committee approval. Mr. Krallman received a cash signing bonus of $200,000, subject to an obligation to repay 100% of the signing bonus if terminated by the Company for Cause (as defined in his employment agreement) or without Good Reason (as defined in his employment agreement) within the first year following June 28, 2021 or 50% of such signing bonus if terminated by the Company for Cause or without Good Reason during the second year following June 28, 2021. Mr. Krallman received an initial equity award of 5,000 service-based restricted shares under the guidelines of the 2020 Equity Incentive Plan. The restricted shares would have vested annually over a three-year period following the date of grant. He was eligible to participate in the Company’s health, life insurance, disability, retirement and other welfare plans on the same terms available to other senior executives. Upon termination of employment, Mr. Krallman was eligible to receive accrued salary and benefits payable through the date of termination. He was subject to customary confidentiality and non-disparagement obligations, as well as a 12-month obligation not to solicit clients, customers or employees.

On September 14, 2023, Mr. Krallman resigned.

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

On March 6, 2023, Mr. Sullivan resigned. Mr. Sullivan executed a Notice of Termination, Separation and General Release Agreement (“Separation Agreement”) on March 9, 2023, whereby certain terms of Mr. Sullivan’s employment contract were modified. Per the Separation Agreement, in 2023, Mr. Sullivan received an aggregate payment of $350,000, which consisted of (i) an amount equal to $225,000, plus (ii) an amount equal to one-half (0.5) times Mr. Sullivan’s annual target incentive or $125,000, (iii) reimbursement of 100% of the COBRA premiums incurred for Mr. Sullivan and his dependents under the Company’s health plan for six months following his termination date, (iv) waiver of the obligation for Mr. Sullivan to repay the signing bonus, and (v) acceleration of the vesting of any unvested restricted shares. Mr. Sullivan was subject to customary confidentiality and non-disparagement obligations.

Each of our executives during the 2023 calendar year had executed an Employee Intellectual Property and Confidentiality Agreement at the time they joined AAMC that contains covenants to maintain our confidential information and that all developments by such executive shall be our property.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our NEOs as of December 31, 2023.

Option Exercises

There were no outstanding options for NEOs for the year ended December 31, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

In response to Item 402(x)(1) of Regulation S-K, the Company does not grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the board of directors will evaluate the appropriate steps to take in relation to the foregoing.

Board of Directors Compensation

The following table discloses compensation received by each non-management member of our Board of Directors who served as a Director during fiscal year 2023. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Ricardo C. Byrd	$89,716	$—	$89,716
John A. Engerman	71,514	—	71,514
Charles L. Frischer	32,877	—	32,877
John P. de Jongh Jr.	48,719	—	48,719

On December 14, 2022, Messrs. Byrd and Engram and Governor de Jongh, Jr. being the then non-management members of the Board serving as of such date, were each awarded 2,857 shares of restricted stock under the Company’s 2020 Equity Incentive Plan for their service to the Board for the period commencing December 14, 2022 to the date of the 2023 Annual Meeting of Stockholders. Upon vesting, each such Director received 2,857 shares of our common stock. Such number of shares was determined by dividing $60,000 by the average of the high and low prices, or $21.00 per share, of AAMC common stock on December 14, 2022 and represents the grant date fair value calculated in accordance with FASB ASC 718. The 2023 Annual Meeting occurred on December 21, 2023.

The Directors were not awarded any equity compensation in 2023.

Cash Compensation

For the 2022 service year and the first six months of 2023, we provided the following cash compensation to our non-management Directors in quarterly installments, paid in arrears for their services for the prior quarter:

•an annual retainer of $75,000;
•an additional $20,000 to the Lead Independent Director of the Board of Directors, only if the Chairman of the Board was a management Director (if the Chairman of the Board was a non-management director, the Chairman would receive $50,000);
•an additional $20,000 to the Audit Committee chairperson;
•an additional $10,000 to all committee chairpersons (other than the Audit Committee chairperson); and
•an additional $5,000 to all Audit Committee members.

As of July 1, 2023 cash compensation to our non-management Directors was modified to the following:

•an annual retainer of $50,000.

Directors who received greater than $50,000 in fees during 2023 may have certain of their compensation offset during 2024.

Equity Compensation

The 2020 Equity Incentive Plan was approved at the Annual Meeting of Stockholders on October 12, 2020, which supersedes the 2012 Equity Incentive Plan. The 2020 Equity Incentive Plan is described below in “Equity Compensation Plan Information”. Through 2022, as part of Director compensation, our non-management Directors annually received restricted shares of common stock of AAMC with a Fair Market Value of $60,000 pursuant to the 2012 Equity Incentive Plan and 2020 Equity Incentive Plan. “Fair Market Value” was defined as the average of the high and low prices of our common stock as reported on the applicable securities exchange on which AAMC was listed or quoted on the first day of the service year. Equity compensation was granted for the prior year of service after each annual organizational meeting of the Board, which typically follows the Annual Meeting of Stockholders. Shares of our common stock was awarded if the Director attended an aggregate of at least 75% of all meetings of the Board and committees thereof of which the Director was a member during the service year. Grants of restricted shares to our Directors vested on the date of the Annual Meeting of Stockholders of the following year during which they were granted.

For Directors serving less than a full year, such Directors received a pro rata portion of $60,000 of restricted shares of our common stock based on the high and low sales prices on the first day of his or her service year, multiplied by a fraction, the numerator of which is the number of days served and the denominator of which is 365 days.

The Directors were not awarded any Equity Compensation in 2023.

Other Compensation

Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees.

Any Director compensation may be prorated for a Director serving less than a full one (1) year term as in the case of a Director joining the Board after an Annual Meeting of Stockholders but during the service year.

Recoupment/Clawback Policies

The board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act of 1934, the rules promulgated thereunder, and the listing standards of the national securities exchange on which the Company’s securities are listed. The Clawback Policy is included as Exhibit 97.1 to this Annual Report on Form 10-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information contained in this Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the information contained in this Item 11 be included in the Annual Report on Form 10-K and the Company’s next Proxy Statement.

John A. Engerman
Ricardo C. Byrd
Charles L. Frischer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2024 by:

•Each Director and NEO of AAMC;
•All Directors and executive officers of AAMC as a group; and
•All persons known by AAMC to own beneficially 5% or more of the outstanding common stock.

The table is based upon information supplied to us by Directors, executive officers and principal stockholders and filings under the Exchange Act and is based on an aggregate of 2,554,512 shares issued and outstanding as of March 25, 2024, which does not include 2,129,973 shares held by us in treasury. Unless otherwise indicated, the address of our Directors and executive officers is: Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Shares Beneficially Owned as of March 25, 2024

Directors and NEOs:	Amount	Percent
William C. Erbey (1)	1,369,773	53.6%
Ricardo C. Byrd	23,350	*
John A. Engerman	16,197	*
John P. de Jongh, Jr.	18,171	*
Charles L. Frischer (2)	86,110	3.4%
Jason Kopcak (3)	16,269	*
Stephen R. Krallman (4)	9,068	*
Kevin Sullivan (5)	5,100	*
Richard G. Rodick	—	—
Danya Sawyer	—	—
All Directors and Executive Officers as a Group (5 persons) (6)	1,495,430	58.5%
___________
*     Less than 1%

(1)Based on information contained in a Schedule 13D/A filed with the SEC on August 15, 2022 by Mr. Erbey. Includes 805,749 shares of common stock held by E. Elaine Erbey, Mr. Erbey's spouse, for which Mr. and Mrs. Erbey claim shared voting and dispositive power.

(2)Based on information contained in a Form 3 filed by Mr. Frischer on Julne 13, 2023.

(3)Based on information contained in a Form 4 filed by Mr. Kopcak on May 15, 2023. Upon Mr. Kopcak’s resignation, his remaining 15,000 unvested restricted shares were forfeited and his 1,000 shares of Series N Preferred Stock was sold back to the Company.

(4)Based on information contained in a Form 4 filed by Mr. Krallman on July 5, 2023. Upon Mr. Krallman's resignation, his remaining 1,666 unvested restricted shares were forfeited and his 1,000 shares of Series O Preferred Stock was sold back to the Company.

(5)Based on information contained in a Form 3 filed by Mr. Sullivan on September 29, 2021. Pursuant to Mr. Sullivan's employment contract, on September 20, 2021, Mr. Sullivan received an initial equity award consisting of 3,000 restricted shares. On September 20, 2022, 1,000 shares vested and the remaining 2,000 shares vested on March 9, 2023 per the Sullivan Separation Agreement.

(6)Includes Messrs. Byrd, Engerman, Frischer, Erbey and Rodick.

Equity Compensation Plan Information

The following table sets forth information as December 31, 2023 with respect to compensation plans under which our equity securities are authorized for issuance (other than the 2016 Employee Preferred Stock Plan).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
2020 Equity Incentive Plan	—	$—	67,884

Equity Compensation Plans Not Approved by Security Holders:
Option Award Agreement and Restricted Stock Award Agreement	—	—	40,000
Total	—	$—	107,884

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

During 2023, 0 restricted shares were issued.

During 2022, 22,500 restricted shares were issued with a weighted average grant date value per share of $9.89. These shares of service-based restricted stock awards were granted either as inducement awards or under our Equity Incentive Plans to members of management. These grants will vest in three equal installments based on the grant dates(s), subject to forfeiture or acceleration.

As of December 31, 2023 and 2022, we had no outstanding options.

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

We have issued shares of preferred stock under the Employee Preferred Stock Plan to certain of our USVI employees. These shares of preferred stock are mandatorily redeemable by us in the event of the holder's termination of service with the Company for any reason. At December 31, 2022 and 2021, we had 3,200 and 1,200 and shares outstanding, respectively In 2023, Mr. Kopcak and Mr. Krallman each had been issued 1,000 shares of preferred stock. Currently, there are no shares of preferred stock outstanding.

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

Independence of Directors

Our Corporate Governance Guidelines provide that our Board must be comprised of a majority of Directors who qualify as independent Directors under the standards of the New York Stock American Exchange where our common stock is listed.

Our Board periodically reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board to have no material relationship with the Company are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE American rules and law. Our current Board has determined that each of our Directors, Messrs. Byrd, Engerman, and Frischer, was an independent Director for their full 2023 service year. Mr. Erbey, as a result of his share ownership in the Company and his assumption of the role of Chief Executive Officer in
December 2023, does not qualify as an independent Director.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, GA, Auditor Firm ID: 42. The following table shows the aggregate fees billed to AAMC for professional services by Ernst & Young LLP with respect to our fiscal year ended December 31, 2023 and 2022:

Category	2023	2022
Audit Fees	$551,533	$515,000
Audit-Related Fees	14,629	15,594
Tax Fees	93,453	—
All Other Fees	15,016	50,000
Total	$674,631	$580,594

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of AAMC’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, for reviews of the financial statements included in AAMC’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

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

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2023 and 2022. Additionally, we have excluded reimbursed expenses.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2023 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal years ended December 31, 2023 and 2022, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

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

Part IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
3.4	Master Repurchase Agreement between Altisource Asset Management Corporation and Grapetree Lending LLC and NexBank, dated December 2, 2022 (portions redacted).
4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2023).
10.1†	Altisource Asset Management Corporation 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Amendment No. 4 to Form 10 filed with the SEC on December 18, 2012).
10.2	Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).
10.3	Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 2, 2015).
10.4	Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation (f/k/a Altisource Residential Corporation), Front Yard Residential L.P. (f/k/a Altisource Residential, L.P.) and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015).
10.5†	Altisource Asset Management Corporation 2016 Preferred Stock Plan (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2017).
10.6†	Form of Preferred Stock Agreement under 2016 Employee Preferred Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
10.8†	Altisource Asset Management Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed with the SEC on December 21, 2020).
10.10†	Employment Agreement of Jason Kopcak, dated as of March 16, 2022. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2022.)
10.11	Settlement Agreement dated as of February 17, 2021, between Altisource Asset Management Corporation and Putnam Focused Equity Fund, a series of Putnam Funds Trust, dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2021).
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

10.13*†	Employment Agreement of William C. Erbey, dated as of April 24, 2024.
10.14*†	Employment Agreement of Richard G. Rodick, dated as of April 25, 2024.
21	Schedule of Subsidiaries. (incorporated by reference to Exhibit 21 of the Registrants’s Form 10-K filed with the SEC on March 29, 2024).
23	Consent of Ernst & Young LLP. (incorporated by reference to Exhibit 23 of the Registrant’s Form 10-K).
24	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 29, 2024).

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.1 of the Registrant’s Form 10-K filed with the SEC on March 29, 2024).

31.2
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.2 of the Registrant’s Form 10-K filed with the SEC on March 29, 2024).

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.1 of the Registrant’s Form 10-K filed with the SEC on March 29, 2024).
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.2 of the Registrant’s Form 10-K filed with the SEC on March 29, 2024).
97.1	Altisource Asset Management Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K filed with the SEC on March 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation

Date:	April 29, 2024	By:	/s/	William C. Erbey
William C. Erbey
Chairman and Chief Executive Officer

Date:	April 29, 2024	By:	/s/	Richard G. Rodick
Richard G. Rodick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

*	Director	April 29, 2024
Charles L. Frischer

*	Director	April 29, 2024
Ricardo C. Byrd

*	Director	April 29, 2024
John A. Engerman

/s/ William C. Erbey	Chairman and Chief Executive Officer	April 29, 2024
William C. Erbey

/s/ Richard G. Rodick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2024
Richard G. Rodick

__________
* A signed Power of Attorney authorizing William C. Erbey and Richard G. Rodick each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2023 and any amendments thereto as attorneys-in-fact for certain Directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on March 29, 2024.