Form 10-Q
period 2024-03-31
Altisource Asset Management Corp
filed 2024-05-15
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

As of May 8, 2024, 2,554,512 shares of our common stock were outstanding (excluding 2,129,973 shares held as treasury stock).

Altisource Asset Management Corporation
March 31, 2024

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
•Our ability to develop and implement a new business with respect to assets and rights acquired by the Company through the non-exclusive patent and technology licensing agreement between the Company and System73 Limited, and that the Company will achieve its expectations with respect to the patents and other intellectual property associated therewith;
•Our ability to monetize our remaining loan portfolio; and
•The failure of our information technology systems, a breach thereto, and our ability to integrate and improve those systems at a pace fast enough to keep up with competitors and security threats.

While forward-looking statements reflect our good faith beliefs, assumptions, and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ii

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Loans held for sale, at fair value	$2,746	$4,456
Loans held for investment, at fair value	4,548	5,633
Cash and cash equivalents	6,653	8,713
Other assets	6,441	6,737
Total assets	$20,388	$25,539

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$5,040	$6,270
Lease liabilities	839	900
Notes payable	11,251	—
Total liabilities	$17,130	$7,170

Commitment and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of March 31, 2024 and December 31, 2023. No shares were issued and outstanding as of March 31, 2024. 144,212 shares were issued and outstanding and had a $144,212 redemption value as of December 31, 2023.	—	144,212

Stockholders' equity (deficit):
Common stock, $0.01 par value, 5,000,000 authorized shares; 4,684,485 and 2,554,512 shares issued and outstanding, respectively, as of March 31, 2024 and December 31, 2023, respectively.	46	46
Additional paid-in capital	281,372	149,160
Retained earnings	5,860	8,970
Accumulated other comprehensive income	13	14
Treasury stock, at cost, 2,129,973 shares as of March 31, 2024 and December 31, 2023.	(284,033)	(284,033)
Total stockholders' equity (deficit)	3,258	(125,843)
Total liabilities and equity (deficit)	$20,388	$25,539

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenues:
Loan interest income	$228	$2,036
Loan fee income	6	85
Realized gains on loans held for sale, net	—	10
Total revenues	234	2,131

Expenses:
Salaries and employee benefits	224	1,864
Legal fees	51	441
Professional fees	366	480
General and administrative	341	934
Servicing and asset management expense	85	183
Interest expense	251	1,082
Direct loan expense	7	263
Loan sales and marketing expense	—	409
Electric vehicle intellectual property development	1,926	—
Total expenses	3,251	5,656

Other income (expense)
Change in fair value of loans	(69)	849
Realized losses on loans held for investment, net	—	(275)
Other	(38)	(2)
Total other (expense) income	(107)	572

Net loss before income tax	(3,124)	(2,953)
Income tax (benefit) expense	(14)	35
Net loss	$(3,110)	$(2,988)

Earnings per share
Net loss	(3,110)	(2,988)
Gain of preferred stock transaction	132,212	—
Numerator for earnings per share	$129,102	$(2,988)

Income (loss) per share of common stock - Basic:
Income (loss) per basic common share	$50.54	$(0.99)
Weighted average common stock outstanding	2,554,512	3,021,128

Income (loss) per share of common stock - Diluted:
Income (loss) per diluted common share	$49.98	$(0.99)
Weighted average common stock outstanding	2,583,029	3,021,128

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(3,110)	$(2,988)
Other comprehensive (loss) income:
Currency translation adjustments, net	(1)	—
Total other comprehensive (loss) income	(1)	—

Comprehensive loss	$(3,111)	$(2,988)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands, except share amounts)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Preferred Stock	Number of Shares	Amount
December 31, 2023	144,212	4,684,485	$46	$149,160	$8,970	$14	$(284,033)	$(125,843)
Currency translation adjustments, net	—	—	—	—	—	(1)	—	(1)
Preferred stock conversion	(144,212)	—	—	132,212	—	—	—	132,212
Net loss	—	—	—	—	(3,110)	—	—	(3,110)
March 31, 2024	—	4,684,485	$46	$281,372	$5,860	$13	$(284,033)	$3,258

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Preferred Stock	Number of Shares	Amount
December 31, 2022	144,212	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)
Adjustment for stock dividend	—	1,230,893	12	(12)	—	—	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	2,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	—	(1,504)	(1,504)
Share-based compensation, net of tax	—	—	—	160	—	—	—	160
Net loss	—	—	—	—	(2,988)	—	—	(2,988)
March 31, 2023	144,212	4,665,187	$46	$149,158	$38,528	$20	$(281,974)	$(94,222)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,110)	$(2,988)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15	64
Share-based compensation	—	160
Amortization of operating lease right-of-use assets	61	94
Change in fair value of loans	69	(849)
Net realized loss on sale of loans held for investment	—	265
Loss on discarded assets	74	—
Interest on note payable	251	—
Amortization of deferred financing fees	—	31
Changes in operating assets and liabilities:
Originations of held for sale loans	—	(1,817)
Additional fundings of held for sale loans	(834)	(1,202)
Proceeds from sales of held for sale loans	—	1,087
Principal payments on held for sale loans	2,533	116
Interest receivable	36	340
Prepaid expenses and other assets	143	—
Accounts payable and other accrued liabilities	(1,227)	—
Other liabilities and operating lease liabilities	(62)	—
Other assets and liabilities	—	(2,245)
Net cash used in operating activities	(2,051)	(6,944)
Investing activities:
Additional fundings of loans held for investment	(27)	(2,612)
Proceeds from sales of loans held for investment	—	5,235
Principal payments on loans held for investment	1,018	15,382
Investment in property and equipment	—	(31)
Net cash provided by investing activities	991	17,974
Financing activities
Conversion of preferred stock	(1,000)	—
Proceeds from borrowed funds	—	23,370
Repayment of borrowed funds	—	(31,789)
Repurchase of common stock	—	(1,504)
Net cash used in financing activities	(1,000)	(9,923)
Net (decrease) increase in cash and cash equivalents	(2,060)	1,107
Effect of exchange rate changes on cash and cash equivalents	—	4
Consolidated cash, cash equivalents, and restricted cash, beginning of period	8,713	12,774
Consolidated cash, cash equivalents, and restricted cash, end of period	$6,653	$13,885

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Cash and cash equivalents	$6,653	$11,836
Restricted cash	—	2,049
Total cash, cash equivalents, and restricted cash	$6,653	$13,885

	Three months ended March 31,
	2024	2023
Supplemental disclosure of cash information:
Cash paid for interest	$—	$900
Cash paid for income taxes	—	48
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

1. Organization and Basis of Presentation

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations as an asset manager on December 21, 2012.

During 2022 and 2023, the Company generated alternative private credit loans through Direct to Borrower Lending, Wholesale Originations and Correspondent Loan Acquisitions and funded the originated or acquired alternative loans from a combination of Company equity and lines of credit through its alternative lending group (“ALG”) business line. Those loans were then sold through forward commitments and repurchase contracts.

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

On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement (“the PTL Agreement”) with System73 Limited (“System 73”), an entity controlled and managed by the 53.6% owners of the Company’s common stock. Under the PTL Agreement, the Company obtained a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“EVs”). The Company’s investment in the EV business will be its principal line of business on a go-forward basis.

As consideration for the patent rights granted in the PTL Agreement, the Company has agreed to pay 6.2 million pounds sterling (approximately $8.0 million) in budgeted increments as they are incurred by System73 under a commercialization contract executed with Seabird Technologies Limited (“Seabird”), plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents. Under the commercialization contract, Seabird has been engaged by System 73 to build a technology demonstrator to validate the functionality of an integrated drive unit using the technology and to develop a commercialization strategy for the technology, including the development of a sales pipeline, over an 18-month period commencing on January 1, 2024. Through March 31, 2024, AAMC has made payments of approximately $1.9 million in the aggregate toward these contractual obligations.

Under the terms of the commercialization contract, Seabird will be the exclusive distributor of the control system for two years following development and will earn 10% of revenue from sales directly attributable to their efforts up to $250 million per annum; 20% of revenue from sales directly attributable to their efforts over $250 million per annum; and 10% ownership in System 73 (or any potential future owner of the control system at that time) when revenue attributable to their efforts exceeds $500 million per annum.

In addition, the PTL Agreement contemplates certain equity incentives for System73 based on performance. The PTL Agreement sets out “AAMC Common Stock Milestones”, defined as each instance where the average closing price of the Company’s common stock for the preceding twenty (20) day period reaches an amount equal to or in excess of a multiple of $100 (i.e., $100, $200, $300, etc.). Upon the occurrence of each such AAMC Common Stock Milestone, System 73 would be awarded the number of shares of AAMC Common Stock equal to ten percent (10%) of the AAMC fully diluted Shares. Consistent with New York Stock Exchange rules, any equity award under the PTL Agreement will be subject to stockholder approval.

AAMC, at its option, may terminate the PTL Agreement by providing System73 written notice of intent to terminate at any time and for any reason. Upon termination, in addition to all other obligations under the PTL Agreement, System73 shall promptly pay to AAMC an amount equal to the value of all payments made by AAMC pursuant to the agreement, plus a twenty percent (20%) annualized return on investment on such payments.

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

In management's opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Loans held for sale or investment, carried at fair market value

Through our ALG business line we previously originated and purchased alternative loans. These loans are either classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our Condensed Consolidated Statements of Operations in the period of the change. Purchased loans, also known as correspondent loans, can be bought with a net strip interest component in that the seller of the loan will receive an agreed upon percentage of the coupon interest generated from the sold loan. This strip component is reflected as service and asset management expense on the Condensed Consolidated Statements of Operations.

A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we have is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. When the Company sells a loan, a gain or loss will be recognized at the time of the sale in net income for the difference between the fair value and the book value. The fair value is measured as the agreed upon selling price from the contractual agreement with the buyer.

See Note 2 - Loans Held for Sale or Investment at Fair Value for further discussion on fair value measurements.

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

We evaluate transfers of loans held for sale or investment at fair value under the guidance in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic No. 860, "Transfers and servicing of financial assets" ("ASC 860"), and account for such transfers as sales when three conditions in ASC 810-10-45-5 have been met. That is, we account for transfers of such financial assets as sales when the assets have been isolated from the Company, when the transferee has the right to pledge or exchanges the assets it receives and there are no restrictions on the transferee that constrain such right, and when the Company has no effective control over the transferred financial assets. There were no transfers of financial assets during the three months ended March 31, 2024. The Company realized an aggregate gain totaling $0.01 million and an aggregate loss of $0.28 million for the three months ended March 31, 2023 on loans held for sale and loans held for investment, respectively, which is included in realized gains on loans held for sale, net and realized losses on loans held for investment, net, respectively, in the accompanying Condensed Consolidated Statement of Operations. Each of the loans transferred during the three months ended March 31, 2023 qualified for sale accounting under ASC 860, as each of the loans was transferred to a third-party "as is" in exchange for cash, and the Company has no continuing involvement with the transferred financial assets or the transferees.

Redeemable preferred stock

Issuance of Series A Convertible Preferred Stock in 2014 Private Placement

During the first quarter of 2014, we issued 250,000 shares of convertible preferred stock for $250.0 million to institutional investors. Under the Certificate of Designations of the Series A Shares (the “Certificate”), we had the option to redeem all of the Series A Shares on March 15, 2020 and on each successive five-year anniversary of March 15, 2020 thereafter. In connection with these same redemption dates, each holder of our Series A Shares had the right to give notice requesting us to redeem all of the Series A Shares held by such holder out of legally available funds. Under the terms of the Certificate, the Company would have been required to redeem if it had legally available funds to redeem all, but not less than all, of the Series A Shares requested by a holder to be redeemed on a redemption date. The redemption right would have been exercisable in connection with each redemption date every five years until the mandatory redemption date in 2044.

The Series A Shares were not entitled to receive dividends. The Series A Shares were convertible into shares of our common stock at a conversion price of $1,250 per share (or an exchange rate of 0.8 shares of common stock for Series A Share), subject to certain anti-dilution adjustments. For a further description of other terms and conditions in respect of the Series A Shares, please refer to Note 1 - Organization and Basis of Presentation to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and the Certificate of Designations for the Series A Convertible Preferred Stock referenced as Exhibit 3.3 in this Quarterly Report.

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

Related litigation

–Luxor (plaintiff) v. AAMC (defendant)

On February 3, 2020, a complaint was filed in New York state court by Luxor Capital Group LP and various related entities collectively “Luxor”), each a holder of AAMC Series A Shares, against AAMC claiming breach of contract, specific performance, unjust enrichment, and related damages and expenses. Luxor sought an order requiring AAMC to redeem its Series A Shares, damages of up to $150,000,000, as well as payment of its costs and expenses in the lawsuit.

On December 1, 2022, following extensive briefing and oral arguments by each side, the trial court denied the parties’ respective summary judgment motions.

On June 13, 2023, the Appellate Division - First Department issued a unanimous decision in favor of AAMC and directed the trial court to enter judgment dismissing Luxor’s complaint. On July 19, 2023, Luxor filed a request for a further appeal to the New York Court of Appeals, and AAMC filed an opposition thereto on August 7, 2023.

As noted below, pursuant to a settlement agreement entered into by the parties dated January 11, 2024, this litigation has been terminated and dismissed with prejudice. See “Settlement activities”.

–AAMC (plaintiff) v. Nathaniel Redleaf (defendant)

On October 31, 2022, AAMC filed suit in the Superior Court of the Virgin Islands (subsequently removed to federal court), against former Company director Nathaniel Redleaf alleging disclosure of confidential information to Luxor in breach of the fiduciary duty he owed to AAMC. AAMC sought a number of remedies, including compensatory damages and disgorgement of any benefit received by Luxor or Mr. Redleaf as a result of such alleged breaches.

As noted below, all litigation with Mr. Redleaf and Luxor has been resolved and dismissed with prejudice. See “Settlement activities”.

Settlement activities

From February 2021 through July 2022, the Company entered into a series of settlement agreements with various institutional holders of the Series A Shares resulting in the redemption and cancellation thereof. For information concerning the terms and conditions of these settlements, see Note 1 - Organization and Basis of Presentation to the Consolidated Financial Statements included in our Annual Report on From 10-K for the year ended December 31, 2023.

On January 11, 2024 (the “Effective Date”), AAMC entered into a settlement agreement with Luxor and Mr. Redleaf, pursuant to which the parties agreed as follows:

•Luxor surrendered all 144,212 shares of AAMC Series A Convertible Preferred Stock it held to AAMC. Luxor and AAMC agreed that their related Securities Purchase Agreement dated March 13, 2014, along with the Certificate of Designations dated March 17, 2014 attached thereto, are void and all rights thereunder are extinguished.
•The Company shall provide the following consideration to Luxor
▪A $1,000,000 cash payment within five days of the Effective Date, plus
▪Three Promissory Notes in the following principal amounts and durations:

Year	Principal Amount (Notes Payable)
2024	$—
2025	—
2026	—
2027	2,000,000
2028	—
Thereafter	9,000,000
•Each Note bears annual interest at either 7.5% on a cash basis or 10% paid-in-kind (“PIK”) basis, at the election of AAMC and the carrying amount of such notes approximates fair value as of March 31, 2024. The Company shall refrain from making common stock repurchases or issuing dividends at any time the PIK option is in effect and is subject to certain additional covenants enumerated in the Notes.
•The Company shall also pay Luxor 50% of any proceeds received in respect of its damage claims in the action brought by Erbey Holding Corporation pending in USVI Superior Court with case number SX-2018-CV-146, up to a cumulative payout cap to Luxor of $50,000,000.
•The parties agreed and stipulated to dismissal with prejudice of the following actions: (i) Luxor Capital Group LP, et. al v. Altisource Asset Management Corporation filed in the Supreme Court of the State of New York in the County of New York, with index number 650746/2020 (including Luxor’s withdrawal of its pending request for further appellate review by the New York Court of Appeals), and (ii) Altisource Asset Management Corporation v. Nathaniel Redleaf et. al pending in the United States District Court for the District of the Virgin Islands, with case number 1:23-cv-00002. The parties exchanged mutual releases of their respective claims relating to the aforesaid actions, SPA and Certificate, as applicable, and agreed that their settlement shall not constitute or be construed as an admission that any of the parties violated the law, breached any contract or committed any wrong whatsoever.

Recently issued accounting standards

For a discussion of our recently issued accounting standards, please see Note 1 - Organization and Basis of Presentation - “Recently issued accounting standards” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Rules and Accounting Pronouncements

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants’ strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay in the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of these rules on its disclosures.

2. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of March 31, 2024 and December 31, 2023, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Total loan commitments	$2,855	$7,420	$5,217	$6,235
Less: construction holdbacks (1)	(133)	(2,988)	(212)	(214)
Total principal outstanding	2,722	4,432	5,005	6,021
Change in fair value of loans	24	24	(457)	(388)
Total loans at fair value	$2,746	$4,456	$4,548	$5,633
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 10 loans at March 31, 2024, with a weighted average coupon of 10.1%, of which the Company receives a net yield of 9.9% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 0.4 years past maturity. Two loans represent 75% of the total principal outstanding at March 31, 2024. There were six loans on nonaccrual status or 90 days or more past due at March 31, 2024, with a fair value of $5.2 million. These loans have an unpaid principal balance of $7.7 million at March 31, 2024.

As of March 31, 2024, we have commenced formal foreclosure proceedings on six loans with an aggregate fair value of $4.6 million in order to force the sale of the real estate that serves as collateral for such loans. We expect that the sale of the collateral will allow us to recover the full repayment of the outstanding loans and accrued interest as of March 31, 2024.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

	Loans Held for Sale	Loans Held for Investment
Balance at December 31, 2023	$4,456	$5,633
Additional fundings	834	27
Interest receivable	(11)	(25)
Payoffs and repayments	(2,533)	(1,018)
Fair value adjustment	—	(69)
Balance at March 31, 2024	$2,746	$4,548

The composition of the total loan commitment by state as of March 31, 2024 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Washington	$3,470	43.0%
Florida	3,279	40.6%
Arkansas	553	6.9%
Texas	350	4.3%
Michigan	230	2.8%
Pennsylvania	176	2.2%
Other	14	0.2%
Total	$8,072	100.0%

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

The following table presents the assets that are reported at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2024
Loans held for sale	$2,746	$—	$—	$2,746
Loans held for investment	4,548	—	—	4,548
Total measured	$7,294	$—	$—	$7,294

December 31, 2023
Loans held for sale	$4,456	$—	$—	$4,456
Loans held for investment	5,633	—	—	5,633
Total measured	$10,089	$—	$—	$10,089

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

On a loan-by-loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was 10.0% which is greater the overall yield on the portfolio of 9.9%, resulting in the decrease in value of the portfolio at March 31, 2024. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3). For nonaccrual loans, the discount applied to the value of the collateral was based on available market information on REO sales transaction as of the valuation date (Level 3).

We did not transfer any assets from one level to another level during the three months ended March 31, 2024 or 2023.

We evaluate the change in fair value attributable to instrument-specific credit risk as the excess of the total change in fair value over the change in fair value attributable to changes in the risk-free rate. Instrument-specific credit risk had an immaterial impact on the change in fair value recognized for loans held during the three months ended March 31, 2024 and 2023.

3. Leases
We currently lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands and Bengaluru, India. Prior to the termination of the lease in October 2023, we also leased space in Tampa, Florida.
As of March 31, 2024 and December 31, 2023, our weighted average remaining lease term, including applicable extensions, was 3.0 years and 3.3 years respectively and we applied a discount rate of 7.0% to our office leases. We determined the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would charge to finance real estate assets.
During each of the three month periods ended March 31, 2024 and 2023, we recognized rent expense of $0.1 million. We had no short-term rent expense for the three months ended March 31, 2024 or 2023. We include rent expense as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. We had no finance leases during the three months ended March 31, 2024 or 2023.
The following table presents a maturity analysis of our operating leases as of March 31, 2024 ($ in thousands):

Operating Lease Liabilities
2024(1)	$302
2025	312
2026	272
2027	43
Total lease payments	929
Less: interest	90
Lease liabilities	$839
(1)Excludes the three months ended March 31, 2024
Right-of-use assets are periodically reviewed for impairment losses under ASC 360-10, “Property, plant, and equipment,” to determine whether a right-of-use asset is impaired, and if so, the amount of impairment loss to recognize. We did not recognize any impairments of right-of-use assets for the three months ended March 31, 2024 and 2023.

4. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2023. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings.  The following updates and restates the description of the previously reported matters:

Litigation regarding Luxor and Redleaf

Please refer to Note 1 - Organization and Basis of Presentation – Sections “Related litigation” and “Settlement activities”.

Arbitration regarding Indroneel Chatterjee, former Chief Executive Officer

On May 3, 2021, the Company’s former CEO Indroneel Chatterjee commenced an arbitration against the Company and each of its directors. The arbitration complaint alleged that the Company’s termination of Mr. Chatterjee’s employment for cause was in breach of his employment agreement. The complaint also alleged certain extra-contractual claims against the Company. On October 19, 2022, following extensive briefing by the parties, the arbitrator dismissed all of Mr. Chatterjee's then remaining claims and granted summary judgment on one of the Company's counterclaims requiring Mr. Chatterjee to pay the Company $400,000 (the return of half of his initial signing bonus). On December 29, 2022, the arbitrator entered a final order which granted additional award of fees, costs and interest to the Company in the amount of over $1 million, bringing the Company's total judgment against Mr. Chatterjee to approximately $1.6 million. The Company has taken steps to attempt to enforce the judgment against Mr. Chatterjee and waives no rights or remedies with respect thereto.

AAMC’s damage claims against Blackrock and PIMCO

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

On July 13, 2023, a court-appointed Staff Master issued a comprehensive recommendation that all of AAMC’s legal claims should be permitted to proceed and that the Court should exercise personal jurisdiction over four of the five named Blackrock-entity Defendants and both of the named PIMCO-entity Defendants. The Staff Master recommended that Blackrock, Inc. be dismissed for lack of personal jurisdiction.

On December 4, 2023, the trial judge adopted the Staff Master’s recommendation and overruled Defendants’ objections thereto. The trial judge certified the findings of jurisdiction for a potential interlocutory discretionary appeal. The Virgin Islands Supreme Court has not yet determined whether or not to accept Defendants’ appeal. The trial judge also entered a final order dismissing Blackrock, Inc., thus permitting an appeal by Plaintiffs as of right to the Virgin Islands Supreme Court. Briefing in Plaintiff’s appeal concluded on April 17, 2024.

On February 27, 2024, the trial judge denied Defendants’ request for a stay of discovery during the pendency of appellate matters before the Virgin Islands Supreme Court and directed the Staff Master to conduct a discovery conference on an expedited basis. The Staff Master held a discovery conference and on April 4, 2024, entered a Discovery and Scheduling Plan which provides for all discovery to be completed in the fall of 2025.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at March 31, 2024 or December 31, 2023.

5. Incentive Compensation and Share-Based Payments

2012 Special Equity Incentive Plan

A special grant of stock options and restricted stock was made to certain employees of Altisource Portfolio Solutions N.A. (“ASPS”) related to our separation from ASPS under the 2012 Special Equity Incentive Plan (the “2012 Special Plan”). We included no share-based compensation in our condensed consolidated financial statements for the portion of these grants made to ASPS employees. The shares of restricted stock became fully vested and were issued during 2017. Dividends received on restricted stock are forfeitable and are accumulated until the time of vesting at the same rate and on the same date as on shares of common stock. Upon the vesting of stock options and restricted stock, we may withhold up to the statutory minimum to satisfy the resulting employee tax obligation.

Stock options

We recorded no compensation expense related to grants of stock options for the three months ended March 31, 2024 and 2023, respectively.

As of both March 31, 2024 and December 31, 2023 we had no outstanding options issued under all of our share-based compensation plans or as inducement awards.

Restricted stock

During the three months ended March 31, 2024 and 2023, we granted no shares of service-based restricted stock to members of management. We recorded no compensation expense related to our share-based compensation plan for the three months ended March 31, 2024. We recorded $0.2 million of compensation expense related to our share-based compensation for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, we had an no unrecognized share-based compensation cost to be recognized.

6. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply with its provisions, we will receive a 90% tax reduction on our USVI-sourced income taxes until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 through June 30, 2023. By letter dated February 19, 2024, the EDC approved an additional extension for the period July 1, 2023 to December 31, 2024. At March 31, 2024, the Company met the minimum employment requirements required under the provisions of the Waiver.

As of March 31, 2024 and December 31, 2023, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the three months ended March 31, 2024 and 2023.

The Company recorded a $14,000 tax benefit and a book loss of $3.1 million for the first quarter of 2024. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

7. Earnings Per Share

The following table sets forth the components of basic and diluted income (loss) per share ($ in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Numerator
Net loss	$(3,110)	$(2,988)
Gain of preferred stock transaction	132,212	—
Numerator for earnings per share - net income (loss) attributable to common stockholders	$129,102	$(2,988)

Denominator
Weighted average common stock outstanding - basic	2,554,512	3,021,128
Weighted average common stock outstanding - diluted	2,583,029	3,021,128

Income (loss) per basic common share	$50.54	$(0.99)
Income (loss) per diluted common share	$49.98	$(0.99)

On September 8, 2023, the Company’s Board of Directors approved a 70% stock dividend. Each stockholder of record on September 18, 2023 received a dividend of seven tenths additional share of common stock for each then-held share, with any fractional shares rounded up, to be distributed after close of trading on October 31, 2023. The Company’s common stock began trading on a stock-adjusted basis on November 1, 2023. The par value of the Company’s common stock was not affected by the split and remained at $0.01 per share. The computations of basic and diluted EPS have been adjusted on a retrospective basis for all periods presented.

We excluded the items presented below from the calculation of diluted income (loss) per share as they were antidilutive for the periods indicated, as the Company had a net loss from operations for each period presented ($ in thousands):

	Three months ended March 31,
	2024	2023
Denominator
Restricted stock	—	49,667
Preferred stock, if converted	—	196,128

8. Segment Information

The Company has two reportable segments: Loan Operations and Control System Commercialization. ALG is our primary business in the Loan Operations segment. Activity in the Control System Commercialization segment began during the first quarter of 2024 and is comprised entirely of electric vehicle intellectual property development expenses. The segment has no assets or liabilities at March 31, 2024.

9. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these condensed consolidated financial statements and determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Business

Altisource Asset Management Corporation (“we,” “our,” “us,” “AAMC,” or the “Company”) was incorporated in the United States Virgin Islands (“USVI”) on March 15, 2012 (our "inception"), and we commenced operations as an asset manager on December 21, 2012.

During 2022 and 2023, the Company generated alternative private credit loans through Direct to Borrower Lending, Wholesale Originations and Correspondent Loan Acquisitions and funded the originated or acquired alternative loans from a combination of Company equity and lines of credit through its alternative lending group (“ALG”) business line. Those loans were then sold through forward commitments and repurchase contracts.

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

On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement (“the PTL Agreement”) with System73 Limited (“System 73”), an entity controlled and managed by the 53.6% owners of the Company’s common stock. Under the PTL Agreement, the Company obtained a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“EVs”). The patents cover algorithms which optimize the utilization of multiple motors not only at a point in time but over the entire trip. The Company’s investment in the EV business will be its principal line of business on a go-forward basis.

As consideration for the patent rights granted in the PTL Agreement, the Company has agreed to pay 6.2 million pounds sterling (approximately $8.0 million) in budgeted increments as they are incurred by System73 under a commercialization contract executed with Seabird Technologies Limited (“Seabird”), plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents. Under the commercialization contract, Seabird has been engaged by System 73 to build a technology demonstrator to validate the functionality of an integrated drive unit using the technology and to develop a commercialization strategy for the technology, including the development of a sales pipeline, over an 18-month period commencing on January 1, 2024. Through March 31, 2024, AAMC has made payments of approximately $1.9 million in the aggregate toward these contractual obligations.

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

There are two primary value propositions which are being pursued in this venture:

•Consumer - automotive and light truck to extend range and performance; and
•Commercial and industrial both delivery and construction/mining equipment – minimize downtime for both expensive personnel and equipment during recharging.

Under the terms of the commercialization contract, Seabird will be the exclusive distributor of the control system for two years following development and will earn 10% of revenue from sales directly attributable to their efforts up to $250 million per annum; 20% of revenue from sales directly attributable to their efforts over $250 million per annum; and 10% ownership in System 73 (or any potential future owner of the control system at that time) when revenue attributable to their efforts exceeds $500 million per annum.

In addition, the PTL Agreement contemplates certain equity incentives for System73 based on performance. The PTL Agreement sets out “AAMC Common Stock Milestones”, defined as each instance where the average closing price of the Company’s common stock for the preceding twenty (20) day period reaches an amount equal to or in excess of a multiple of $100 (i.e., $100, $200, $300, etc.). Upon the occurrence of each such AAMC Common Stock Milestone, System 73 would be awarded the number of shares of AAMC Common Stock equal to ten percent (10%) of the AAMC fully diluted Shares.

Consistent with New York Stock Exchange rules, any equity award under the PTL Agreement will be subject to stockholder approval.

AAMC, at its option, may terminate the PTL Agreement by providing System73 written notice of intent to terminate at any time and for any reason. Upon termination, in addition to all other obligations under the PTL Agreement, System73 shall promptly pay to AAMC an amount equal to the value of all payments made by AAMC pursuant to the agreement, plus a twenty percent (20%) annualized return on investment on such payments.

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

Expenses

Our expenses consist primarily of salaries and employee benefits, legal and professional fees, general and administrative expenses, servicing and asset management expense, acquisition charges, operational interest expense, direct loan expense, and loan sales and marketing expense, other loan related expenses and electric vehicle intellectual property development. Salaries and employee benefits include the base salaries, incentive bonuses, medical coverage, retirement benefits, non-cash share-based compensation and other benefits provided to our employees for their services. Legal and professional fees include services provided by third-party attorneys, accountants and other service providers of a professional nature. General and administrative expenses include costs related to the general operation and overall administration of our business as well as non-cash share-based compensation expense related to restricted stock awards to our Directors. Servicing and asset management expenses include loan commissions. Acquisition charges reflect professional fees incurred solely for the purpose of assisting the Company in the identification of target companies and the subsequent due diligence, valuation, and deal structuring services required to properly assess the viability of the target companies. Operational interest expense, direct loan expense, and loan sales and marketing expense are fees related to loans or the line of credit.

Other Income (Expense)

Other income (expense) primarily relates to income or expense recognized in the change of fair value of loans, change in the fair value of equity securities, gain and dividends on equity securities.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2024 and 2023. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income decreased to $0.2 million from $2.0 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the lower number of loans held for sale and investment during the first three months of 2024.

Loan Fee Income

Loan fee income decreased to $6,000 from $0.1 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the lower number of loans held for sale and investment during the first three months of 2024.

Realized Gains on Loans Held for Sale, net

Realized gains on loans held for sale, net, were $0 and $10,000 for the three months ended March 31, 2024 and 2023, respectively, due to the lower number of loans held for sale during the first three months of 2024.

Salaries and Employee Benefits

Salaries and employee benefits decreased to $0.2 million from $1.9 million for the three months ended March 31, 2024 and 2023, respectively. The 2024 decrease is due to an across-the-board employee right-sizing during the fourth quarter of 2023.

Legal, Acquisition and Professional Fees

Legal fees decreased to $51,000 from $0.4 million for the three months ended March 31, 2024 and 2023, respectively. This decrease was primarily due to higher costs in 2023 related to the Luxor litigation and employment issues. We incurred no acquisition costs for the three months ended March 31, 2024 and 2023, respectively. Professional fees of $0.4 million were flat period-over-period.

General and Administrative Expenses

General and administrative expenses decreased to $0.3 million from $0.9 million for the three months ended March 31, 2024 and 2023, respectively, as a result of reducing costs and streamlining operations, including an across-the-board employee right-sizing, and reducing expenditures for third-party professional services.

Servicing and Asset Management Expense

Servicing and asset management expense decreased to $0.1 million from $0.2 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the lower number of loans held for sale and investment during the first three months of 2024.

Interest Expense

Interest expense includes interest incurred on our margin account, line of credit and amortized commitment fees. We incurred no interest expenses during the three months ended March 31, 2024 as the Company has been debt free since the fourth quarter of 2023. Interest expense of $1.1 million was recorded for the three months ended March 31, 2023.

Direct Loan Expense

Direct loan expense decreased to $7,000 from $0.3 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the lower number of loans held for sale and investment during the first three months of 2024. Direct loan expenses include loan broker fees, inspection fees, title search and other fees.

Loan Sales and Marketing Expense

We incurred no loan sales and marketing expense during the three months ended March 31, 2024 , compared to $0.4 million for the three months ended March 31, 2023, due to our retrenchment from the loan business during the second half of 2023. Loan sales and marketing expenses include expenses related to the promotion and exposure to leads which may result in originations of loans.

Electric Vehicle Intellectual Property Development Cost

Electric vehicle intellectual property development costs were $1.9 million for the three months ended March 31, 2024. The company did not incur any electric vehicle intellectual property developments costs in prior periods, as electric vehicle development saw its first period of operations in 2024.

Change in Fair Value of Loans

We recognized a $0.1 million in expense for the change in the fair value of loans during the three months ended March 31, 2024. We recognized $0.8 million in income for the change in the fair value of loans during the three months ended March 31, 2023.

Realized Losses on Loans Held for Investment, net

We incurred no realized losses on loans held for investment, during the three months ended March 31, 2024, while $0.3 losses were recognized on loans held for investment, net, for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $6.7 million compared to $8.7 million as of December 31, 2023. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures consist of: salaries and employee benefits, legal and professional fees, lease obligations, other general and administrative expenses and investment in electric vehicle intellectual property. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

Loans Held for Sale, at fair value

On March 31, 2024, our loans held for sale, at fair value, was $2.7 million, compared to $4.5 million at December 31, 2023. The reduction was driven by our decision to liquidate our loan portfolio. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, accrued interest, payments and advances in process and market valuation amounts.

Loans Held for Investment, at fair value

On March 31, 2024, our loans held for investment, at fair value, was $4.5 million, compared to $5.6 million at December 31, 2023. The reduction was driven by our decision to liquidate our loan portfolio and phase out our ALG business line. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Treasury Shares

As of March 31, 2024, a total of $275.2 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2024, we had an aggregate of $24.8 million shares remaining available for repurchase under our Board-approved repurchase plan.

The Company did not repurchase any shares during the three months ended March 31, 2024. The Company repurchased 27,441 shares for $1.5 million during the three months ended March 31, 2023.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(2,051)	$(6,944)
Net cash provided by investing activities	991	17,974
Net cash used in financing activities	(1,000)	(9,923)
Total cash flows	$(2,060)	$1,107

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023, consisted primarily of additional fundings of held for sale loans, interest receivable, payment of ongoing salaries and benefits, and general corporate expenses in excess of revenues.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 and 2023, consisted primarily of the proceeds from sales and principal payments on loans held for investment, offset by additional fundings of loans held for investment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024, consisted primarily of cash used in the conversion of preferred stock. Net cash used in financing activities for the three months ended March 31, 2023, consisted primarily of funds borrowed and repaid under the Company’s line of credit, and cash used in the repurchase of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2024 or December 31, 2023.

Recent accounting pronouncements

See Item 1 - Financial statements (unaudited) - Note 1 - Organization and Basis of Presentation - “Recently issued accounting standards.”

Critical Accounting Judgments

For a discussion of our critical accounting judgments, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2023; and Note 1 - Organization and Basis of Presentation and Note 2 - Loans Held for Sale or Investment at Fair Value of the condensed consolidated interim financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 1 - Organization and Basis of Presentation, Settlement activities and Note 4 - Commitments and Contingencies of the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for material developments of legal proceedings to which the Company is a party.

Item 1A. Risk Factors

Our risk factors reflected in our December 31, 2023 Form 10-K (filed on March 29, 2024) have not materially changed. For additional information regarding our risk factors, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Chief Financial Officer Transition

On May 13, 2024, Richard G. Rodick notified the Company that he will retire from the position of Chief Financial Officer, effective August 15, 2024. Mr. Rodick will continue to serve as the Company’s Chief Financial Officer until that date (such date, subject to change, the “Separation Date”) to assist with a successful transition of responsibilities. Mr. Rodick will continue to earn his current annual base salary through the Separation Date. The Company has identified Michael L. DelGiacco as Mr. Rodick’s successor. Mr. DelGiacco brings over 20 years of experience as a global finance executive across multiple industries. He currently resides with his family in the U.S. Virgin Islands. Mr. DelGiacco has been hired as Senior Vice President, Finance and will transition to the Chief Financial Officer role effective August 15, 2024. There are no family relationships between Mr. DelGiacco and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10	Settlement Agreement, dated January 11, 2024, by and between Luxor Capital Group, LP; Luxor Capital Partners Offshore Master Fund, LP; Luxor Capital Partners, LP; Luxor Wavefront, LP; Luxor Spectrum, LLC; and Thebes Offshore Master Fund, LP, Nathaniel Redleaf, and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the SEC on January 16, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	May 15, 2024	By:	/s/	William C. Erbey
William C. Erbey
Chairman and Chief Executive Officer

Date:	May 15, 2024	By:	/s/	Richard G. Rodick
Richard G. Rodick
Chief Financial Officer