Form 10-Q
period 2024-06-30
Altisource Asset Management Corp
filed 2024-08-14
CIK 1555074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

As of August 7, 2024, 2,554,512 shares of our common stock were outstanding (excluding 2,129,973 shares held as treasury stock).

Altisource Asset Management Corporation
June 30, 2024

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
•Our ability to develop, implement and begin to generate revenues from or through the assets and rights we acquired through the non-exclusive patent and technology licensing agreement between the Company and System73 Limited, and that we will achieve our expectations with respect to the patents and other intellectual property associated therewith;
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

Part I

Item 1. Financial statements (unaudited)

Altisource Asset Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Loans held for sale, at fair value	$56	$4,456
Loans held for investment, at fair value	4,031	5,633
Cash and cash equivalents	8,104	8,713
Other assets	5,726	6,737
Total assets	$17,917	$25,539

LIABILITIES AND EQUITY
Liabilities
Accrued expenses and other liabilities	$4,918	$6,270
Lease liabilities	364	900
Notes payable, including accrued paid-in-kind interest	11,543	—
Total liabilities	$16,825	$7,170

Commitment and contingencies (Note 4)	—	—

Redeemable preferred stock:
Preferred stock, $0.01 par value, 250,000 shares authorized as of June 30, 2024 and December 31, 2023. No shares were issued and outstanding as of June 30, 2024. 144,212 shares were issued and outstanding and had a $144,212 redemption value as of December 31, 2023.	—	144,212

Stockholders' equity (deficit)
Common stock, $0.01 par value, 5,000,000 authorized shares; 4,684,485 and 2,554,512 shares issued and outstanding, respectively, as of June 30, 2024 and December 31, 2023.	46	46
Additional paid-in capital	281,372	149,160
Retained earnings	3,694	8,970
Accumulated other comprehensive income	13	14
Treasury stock, at cost, 2,129,973 shares as of June 30, 2024 and December 31, 2023.	(284,033)	(284,033)
Total stockholders' equity (deficit)	1,092	(125,843)
Total liabilities, redeemable preferred stock and stock holders' equity	$17,917	$25,539

Altisource Asset Management Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Loan interest income	$34	$1,610	$262	$3,646
Loan fee income	8	300	14	385
Realized gains on loans held for sale, net	—	10	—	20
Total revenues	42	1,920	276	4,051

Expenses:
Salaries and employee benefits	270	1,909	494	3,773
Legal fees	31	936	82	1,377
Professional fees	332	608	698	1,088
General and administrative	199	984	540	1,918
Servicing and asset management expense	212	228	297	411
Interest expense	292	872	543	1,954
Direct loan expense	—	189	7	452
Loan sales and marketing expense	—	382	—	791
Electric vehicle intellectual property development	965	—	2,891	—
Total expenses	2,301	6,108	5,552	11,764

Other income (expense)
Change in fair value of loans	38	390	(31)	1,239
Realized losses on loans held for investment, net	—	—	—	(275)
Other	54	—	16	(2)
Total other income (expense)	92	390	(15)	962

Net loss before income tax	(2,167)	(3,798)	(5,291)	(6,751)
Income tax (benefit) expense	(1)	16	(15)	51
Net loss	$(2,166)	$(3,814)	$(5,276)	$(6,802)

Earnings per share
Net loss	(2,166)	(3,814)	(5,276)	(6,802)
Gain of preferred stock transaction	—	—	132,212	—
Numerator for earnings per share	$(2,166)	$(3,814)	$126,936	$(6,802)

(Loss) income per share of common stock - Basic:
(Loss) income per basic common share	$(0.85)	$(1.27)	$49.69	$(2.26)
Weighted average common stock outstanding	2,554,512	3,000,895	2,554,512	3,011,011

(Loss) income per share of common stock - Diluted:
(Loss) income per diluted common share	$(0.85)	$(1.27)	$49.28	$(2.26)
Weighted average common stock outstanding	2,554,512	3,000,895	2,576,056	3,011,011

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(2,166)	$(3,814)	$(5,276)	$(6,802)
Other comprehensive income (loss):
Currency translation adjustments, net	—	1	(1)	1
Total other comprehensive income (loss)	—	1	(1)	1

Comprehensive loss	$(2,166)	$(3,813)	$(5,277)	$(6,801)

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands, except share amounts)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Preferred Stock	Number of Shares	Amount
December 31, 2023	144,212	4,684,485	$46	$149,160	$8,970	$14	$(284,033)	$(125,843)
Currency translation adjustments, net	—	—	—	—	—	(1)	—	(1)
Preferred stock conversion	(144,212)	—	—	132,212	—	—	—	132,212
Net loss	—	—	—	—	(3,110)	—	—	(3,110)
March 31, 2024	—	4,684,485	$46	$281,372	$5,860	$13	$(284,033)	$3,258
Net loss	—	—	—	—	(2,166)	—	—	(2,166)
June 30, 2024	—	4,684,485	$46	$281,372	$3,694	$13	$(284,033)	$1,092

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Preferred Stock	Number of Shares	Amount
December 31, 2022	144,212	3,432,294	$34	$149,010	$41,516	$20	$(280,470)	$(89,890)
Adjustment for stock dividend	—	1,230,893	12	(12)	—	—	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	2,000	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	—	—	—	(1,504)	(1,504)
Share-based compensation, net of tax	—	—	—	160	—	—	—	160
Net loss	—	—	—	—	(2,988)	—	—	(2,988)
March 31, 2023	144,212	4,665,187	$46	$149,158	$38,528	$20	$(281,974)	$(94,222)
Adjustment for stock dividend	—	4,366	—	—	—	—	—	—
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	—	9,167	—	—	—	—	(235)	(235)
Share-based compensation, net of tax	—	—	—	94	—	—	—	94
Currency translation adjustments, net	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	(3,814)	—	—	(3,814)
June 30, 2023	144,212	4,678,720	$46	$149,252	$34,714	$21	$(282,209)	$(98,176)
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(5,276)	$(6,802)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21	128
Share-based compensation	—	254
Amortization of operating lease right-of-use assets	516	193
Change in fair value of loans	31	(1,239)
Net realized loss on sale of loans held for investment	—	275
Net realized gain on sale of held for sale loans	—	(20)
Loss on discarded assets	89	—
Paid-in-kind interest on notes payable	543	—
Amortization of deferred financing fees	—	63
Changes in operating assets and liabilities:
Originations of held for sale loans	—	(10,592)
Additional fundings of held for sale loans	(1,052)	(3,379)
Proceeds from sales of held for sale loans	—	3,687
Principal payments on held for sale loans	5,356	491
Interest receivable	99	638
Prepaid expenses and other assets	380	(487)
Accounts payable and other accrued liabilities	(1,348)	(1,507)
Other liabilities and operating lease liabilities	(536)	(186)
Net cash used in operating activities	(1,177)	(18,483)
Investing activities:
Additional fundings of loans held for investment	(27)	(5,323)
Proceeds from sales of loans held for investment	—	6,346
Principal payments on loans held for investment	1,595	30,306
Investment in property and equipment	—	(690)
Net cash provided by investing activities	1,568	30,639
Financing activities
Conversion of preferred stock	(1,000)	—
Proceeds from borrowed funds	—	51,611
Repayment of borrowed funds	—	(60,273)
Proceeds and payment of tax withholding on exercise of stock options, net	—	(235)
Repurchase of common stock	—	(1,504)
Net cash used in financing activities	(1,000)	(10,401)
Net (decrease) increase in cash and cash equivalents	(609)	1,755
Effect of exchange rate changes on cash and cash equivalents	—	5
Consolidated cash, cash equivalents, and restricted cash, beginning of period	8,713	12,774
Consolidated cash, cash equivalents, and restricted cash, end of period	$8,104	$14,534

See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Cash and cash equivalents	$8,104	$10,532
Restricted cash	—	4,002
Total cash, cash equivalents, and restricted cash	$8,104	$14,534

	Six months ended June 30,
	2024	2023
Supplemental disclosure of cash information:
Cash paid for interest	$—	$1,404
Cash paid for income taxes	—	65
See accompanying notes to condensed consolidated financial statements.

Altisource Asset Management Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

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

Following a full year of ALG’s operations, our Board of Directors mandated a comprehensive review of the Company’s mortgage platform to improve the performance of the business. The review involved assessments of operational efficiency and capacity issues, opportunities for cost reductions, strategies for improving liquidity, among other initiatives, all with a view toward enhancing financial performance. While the Company has the ability to originate and purchase loans in the future, it does not anticipate doing so other than on a very selective basis.

On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement (“the PTL Agreement”) with System73 Limited (“System 73”), an entity controlled and managed by the 53.6% owners of the Company’s common stock. Under the PTL Agreement, the Company obtained a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“EVs”). The Company’s investment in the EV business and the development of those business assets is currently the principal line of business of the Company.

As consideration for the patent rights granted in the PTL Agreement, the Company has agreed to pay 6.2 million pounds sterling (approximately $8.0 million) in budgeted increments as they are incurred by System73 under a commercialization contract executed with Seabird Technologies Limited (“Seabird”), plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents. Under the commercialization contract, Seabird has been engaged by System 73 to build a technology demonstrator to validate the functionality of an integrated drive unit using the technology and to develop a commercialization strategy for the technology, including the development of a sales pipeline, over an 18-month period commencing on January 1, 2024. Through June 30, 2024, AAMC has made payments of approximately $2.9 million in the aggregate toward these contractual obligations.

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

The Company accounts for the equity award contract under the PTL Agreement as a derivative that is marked-to-market at the end of each reporting period. The Company determined that the equity award contract has a de minimis value as of June 30, 2024 and December 31, 2023 given the likelihood of achieving an AAMC Common Stock Milestone is remote based on the information available to management at those dates.

AAMC, at its option, may terminate the PTL Agreement by providing System73 written notice of intent to terminate at any time and for any reason. Upon termination, in addition to all other obligations under the PTL Agreement, System73 shall promptly pay to AAMC an amount equal to the value of all payments made by AAMC pursuant to the agreement, plus a twenty percent (20%) annualized return on investment on such payments. We have no current plans to terminate the PTL Agreement as of June 30, 2024.

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

Liquidity

As of June 30, 2024, the Company has unrestricted cash and cash equivalents of $8.1 million. The Company generated net losses of $2.2 million and $5.3 million for the three- and six-month periods ended June 30, 2024, respectively, and incurred operating cash outflows of $1.2 million for the six-month period ended June 30, 2024.

While management believes that the cash on hand and future collection of outstanding loans receivable will provide sufficient liquidity to enable the Company to meet its obligations due within the next year, including its future commitments under the PTL Agreement, there is risk that the Company will need to seek additional sources of capital to continue its operations and to fulfill is longer-term obligations, including its notes payable that mature in 2027 and thereafter, especially if the Company is unable to realize future benefits from the PTL Agreement. The Company is actively managing its expenses and has reduced costs to conserve cash. The interim financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Loans held for sale or investment, carried at fair market value

Through our ALG business line, we previously originated and purchased alternative loans. These loans are either classified as held for investment or held for sale depending upon the determination of management. We have elected to measure these alternative loans at fair value on a loan by loan basis. This option is available when we first recognize a financial asset. Subsequent changes in the fair value of these loans will be recorded in our Condensed Consolidated Statements of Operations in the period of the change. Purchased loans, also known as correspondent loans, can be bought with a net strip interest component in that the seller of the loan will receive an agreed upon percentage of the coupon interest generated from the sold loan. This strip component is reflected as service and asset management expense on the Condensed Consolidated Statements of Operations.

A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We estimate the fair values of the loans held for investment or sale based on available inputs from the marketplace. The market for the loans that we hold at any given time is generally illiquid. Establishing fair values for illiquid assets is inherently subjective and is often dependent upon our estimates and modeling assumptions. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. When the Company sells a loan, a gain or loss will be recognized at the time of the sale in net income for the difference between the fair value and the book value. The fair value is measured as the agreed upon selling price from the contractual agreement with the buyer.

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

We evaluate transfers of loans held for sale or investment at fair value under the guidance in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic No. 860, "Transfers and servicing of financial assets" ("ASC 860"), and account for such transfers as sales when three conditions in ASC 810-10-45-5 have been met. That is, we account for transfers of such financial assets as sales when the assets have been isolated from the Company, when the transferee has the right to pledge or exchanges the assets it receives and there are no restrictions on the transferee that constrain such right, and when the Company has no effective control over the transferred financial assets. There were no transfers of financial assets during the six months ended June 30, 2024. The Company realized an aggregate gain totaling $0.02 million and an aggregate loss of $0.28 million for the six months ended June 30, 2023 on loans held for sale and loans held for investment, respectively, which is included in realized gains on loans held for sale, net and realized losses on loans held for investment, net, respectively, in the accompanying Condensed Consolidated Statement of Operations. Each of the loans transferred during the six months ended June 30, 2023 qualified for sale accounting under ASC 860, as each of the loans was transferred to a third-party "as is" in exchange for cash, and the Company has no continuing involvement with the transferred financial assets or the transferees.

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

On January 11, 2024 (the “Effective Date”), AAMC entered into a settlement agreement with Luxor and Mr. Redleaf, pursuant to which the parties agreed as follows:

•Luxor surrendered all 144,212 of its Series A Shares it held to AAMC. Luxor and AAMC agreed that their related Securities Purchase Agreement dated March 13, 2014, along with the Certificate, are void and all rights thereunder are extinguished.
•The Company agreed to provide the following consideration to Luxor
▪A $1,000,000 cash payment within five days of the Effective Date, plus
▪Three Promissory Notes in the following principal amounts and durations:

Year	Principal Amount (Notes Payable)
2024	$—
2025	—
2026	—
2027	2,000,000
2028	—
Thereafter	9,000,000
•Each Note bears annual interest at either 7.5% on a cash basis or 10% paid-in-kind (“PIK”) basis, at the election of AAMC and the carrying amount of such notes approximates fair value as of June 30, 2024. The Company agreed to refrain from making common stock repurchases or issuing dividends at any time the PIK option is in effect and is subject to certain additional covenants enumerated in the Notes.
•The Company also agreed to pay Luxor 50% of any proceeds received in respect of its damage claims in the action brought by Erbey Holding Corporation pending in USVI Superior Court with case number SX-2018-CV-146, up to a cumulative payout cap to Luxor of $50,000,000.
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

Recent Rules and Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires expanded disclosure of significant segment expense and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

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

2. Loans Held for Sale or Investment at Fair Value

Our loan portfolio consists of business purpose loans secured by single family, multifamily and commercial real estate that were acquired from third party originators or issued by us. The composition of the loan portfolio by classification as of June 30, 2024 and December 31, 2023, is summarized in the table below ($ in thousands):

	Held for Sale		Held for Investment
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Total loan commitments	$31	$7,420	$4,575	$6,235
Add/ (Less): construction holdbacks (1)	25	(2,988)	(149)	(214)
Total principal outstanding	56	4,432	4,426	6,021
Change in fair value of loans	—	24	(395)	(388)
Total loans at fair value	$56	$4,456	$4,031	$5,633
(1) Construction holdbacks include in process accounts such as payments, advances, interest reserve, accrued interest and other accounts.

The loan portfolio consists of 9 loans at June 30, 2024, with a weighted average coupon of 9.6%, of which the Company receives a net yield of 9.3% after taking into account the strip interest to the sellers of the loans. The weighted average life of the portfolio is approximately 0.9 years past maturity. One loan represents 71% of the total principal outstanding at June 30, 2024. There were six loans on nonaccrual status or 90 days or more past due at June 30, 2024, with a fair value of $4.6 million. These loans have an unpaid principal balance of $4.4 million at June 30, 2024.

As of June 30, 2024, we have commenced formal foreclosure proceedings on six loans with an aggregate fair value of $4.0 million in order to force the sale of the real estate that serves as collateral for such loans. We expect that the sale of the collateral will allow us to recover the full repayment of the outstanding loans and accrued interest as of June 30, 2024.

The table below represents activity within the loan portfolio by classification for the period shown ($ in thousands):

	Loans Held for Sale	Loans Held for Investment
Balance at December 31, 2023	$4,456	$5,633
Additional fundings	1,052	27
Interest receivable	(72)	(27)
Payoffs and repayments	(5,356)	(1,595)
Fair value adjustment	(24)	(7)
Balance at June 30, 2024	$56	$4,031

The composition of the total loan commitment by state as of June 30, 2024 is summarized below ($ in thousands):

State	Commitment	Percent of Portfolio
Florida	3,279	71.2%
Arkansas	553	12.0%
Texas	350	7.6%
Michigan	229	5.0%
Pennsylvania	176	3.8%
Georgia	14	0.3%
Other	5	0.1%
Total	$4,606	100.0%

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

The following table presents the assets that are reported at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, as well as the fair value of hierarchy of the valuation inputs used to measure fair value. We did not have any liabilities to report at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Assets	Carrying	Fair Value Measurements Using
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2024
Loans held for sale	$56	$—	$—	$56
Loans held for investment	4,031	—	—	4,031
Total measured	$4,087	$—	$—	$4,087

December 31, 2023
Loans held for sale	$4,456	$—	$—	$4,456
Loans held for investment	5,633	—	—	5,633
Total measured	$10,089	$—	$—	$10,089

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

On a loan-by-loan basis, the weighted average discount rate range utilized for the DCF applied to the net yield to be received by the Company was nil which is less than the overall yield on the portfolio of 9.3%, resulting in the increase in value of the portfolio at June 30, 2024. The determination of the discount rate was based on analysis of the current interest rates charged for business purpose loans in conjunction with the increase in rates for other underlying base rates such as the 10-year U.S. treasury bond and the 30 day Secured Overnight Financing Rate ("SOFR") (Level 3). For nonaccrual loans, the discount applied to the value of the collateral was based on available market information on REO sales transaction as of the valuation date (Level 3).

We did not transfer any assets from one level to another level during the six months ended June 30, 2024 or 2023.

We evaluate the change in fair value attributable to instrument-specific credit risk as the excess of the total change in fair value over the change in fair value attributable to changes in the risk-free rate. Instrument-specific credit risk had an immaterial impact on the change in fair value recognized for loans held during the six months ended June 30, 2024 and 2023.

3. Leases
We currently lease office space under operating leases in Christiansted, St. Croix, U.S. Virgin Islands and Bengaluru, India. Effective April 2024, we have moved to a new office space in Bengaluru, India. Prior to the termination of the lease in October 2023, we also leased space in Tampa, Florida. On June 21, 2024, the Company provided written notice of termination to the landlord of the U.S. Virgin Islands lease due to multiple significant breaches of landlord obligations.
As of June 30, 2024 and December 31, 2023, our weighted average remaining lease term, including applicable extensions, was 3.1 years and 3.3 years, respectively, and we applied a discount rate of 7.0% to our office leases. We determined the discount rate for each lease to be either the discount rate stated in the lease agreement or our estimated rate that we would charge to finance real estate assets.
During the three and six months ended June 30, 2024, we recognized rent expense of $6,078 and $81,495, respectively. During the three and six months ended June 30, 2023, we recognized rent expense of $122,000 and $246,000, respectively, related to long-term operating leases. We had $288 short-term rent expense for the three and six months ended June 30, 2024; we had no short term rent expense for the three and six months ended June 30, 2023 . We include rent expense as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. We had no finance leases during the three and six months ended June 30, 2024 or 2023.
The following table presents a maturity analysis of our operating leases as of June 30, 2024 ($ in thousands):

Operating Lease Liabilities
2024(1)	$131
2025	131
2026	131
2027	11
Total lease payments	404
Less: interest	40
Lease liabilities	$364
(1)Excludes the three and six months ended June 30, 2024
Right-of-use assets are periodically reviewed for impairment losses under ASC 360-10, “Property, plant, and equipment,” to determine whether a right-of-use asset is impaired, and if so, the amount of impairment loss to recognize. We did not recognize any impairments of right-of-use assets for the three and six months ended June 30, 2024 and 2023.

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

As set out in the complaint, the alleged wrongful and malicious conduct of Defendants, which included fraudulent disparagement and targeted short-selling, constitutes common law intentional torts and violations of Section 605 of the Virgin Islands Criminally Influenced and Corrupt Organizations Act (“CICO”). AAMC and the HoldCo Plaintiffs seek compensatory damages in amounts reflecting the substantial diminution in value of their stock and stock holdings, respectively, and/or lost profits, plus lost future market value appreciation and profits. Any direct or indirect compensatory damages awarded under CICO are subject to automatic trebling. The action also seeks punitive damages of up to nine times any compensatory amounts based on the egregious nature of the alleged intentional torts, as well as an award of attorneys’ fees and other expenses incurred in prosecuting the case.

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

On February 27, 2024, the trial judge denied Defendants’ request for a stay of discovery during the pendency of appellate matters before the Virgin Islands Supreme Court and directed the Staff Master to conduct a discovery conference on an expedited basis. The Staff Master held a discovery conference and on April 4, 2024, entered a Discovery and Scheduling Plan which provides for all discovery to be completed in the fall of 2025. Discovery is ongoing.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible damages to be awarded to AAMC, if any. As such, we have not recorded a gain contingency for this matter at June 30, 2024 or December 31, 2023.

5. Related Party Transactions

On June 3, 2024, the Company, as lender, entered into a revolving loan agreement (the “Loan”) with Altisource Solutions Inc., (the “Borrower”), which is affiliated with a major shareholder of the Company. Under the terms of the revolving loan agreement, the Company will provide a revolving loan facility to the Borrower in an initial aggregate amount of up to $1,000,000 but not less than $250,000 and with the potential to be increased up to $3,000,000 in the aggregate as set forth in the Loan. The Loan bears interest at the rate of 12% per annum computed on the basis of a 365/366-day year; provided, however, that the Borrower and the Company may mutually agree to adjust the interest rate from time to time.

No amounts were drawn on the Loan as of June 30, 2024.

6. Incentive Compensation and Share-Based Payments

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

Stock options

We recorded no compensation expense related to grants of stock options for the three and six months ended June 30, 2024 and 2023.

As of both June 30, 2024 and December 31, 2023, we had no outstanding options issued under all of our share-based compensation plans or as inducement awards.

Restricted stock

During the six months ended June 30, 2024 and the year ended December 31, 2023, we granted no shares of service-based restricted stock to members of management. We recorded no  compensation expense related to our share-based compensation plan for the three and six months ended June 30, 2024. We recorded $0.1 million and $0.3 million of compensation expense related to our share-based compensation for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an no unrecognized share-based compensation cost to be recognized.

7. Income Taxes

We are domiciled in the USVI and are obligated to pay taxes to the USVI on our income. We applied for tax benefits from the USVI Economic Development Commission (“EDC”) and received our certificate of benefits (“the EDC Certificate”), effective as of February 1, 2013. Pursuant to the Certificate, so long as we comply with its provisions, we will receive a 90% tax reduction on our USVI-sourced income taxes until 2043. By letter dated April 13, 2023, the EDC approved an extension of the temporary full-time employment waiver (the “Waiver”) of the Company’s minimum employment requirements to five full-time USVI employees for the period from January 1, 2023 through June 30, 2023. By letter dated February 19, 2024, the EDC approved an additional extension for the period July 1, 2023 to December 31, 2024. At June 30, 2024, the Company met the minimum employment requirements required under the provisions of the Waiver.

As of June 30, 2024 and December 31, 2023, we accrued no interest or penalties associated with any unrecognized tax benefits, nor did we recognize any interest expense or penalties during the six months ended June 30, 2024 and 2023.

The Company recorded a $1,000 tax benefit and a book loss of $2.2 million for the second quarter of 2024. The material differences between the effective tax rate and the statutory tax rate are the EDC benefit discussed above and the fact that the USVI EDC is in a full valuation allowance position and incurred a current quarter loss.

8. Earnings Per Share

The following table sets forth the components of basic and diluted (loss) income per share ($ in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(2,166)	$(3,814)	$(5,276)	$(6,802)
Gain of preferred stock transaction	—	—	132,212	—
Numerator for earnings per share - net (loss) income attributable to common stockholders	$(2,166)	$(3,814)	$126,936	$(6,802)

Denominator
Weighted average common stock outstanding - basic	2,554,512	3,000,895	2,554,512	3,011,011
Weighted average common stock outstanding - diluted	2,554,512	3,000,895	2,576,056	3,011,011

(Loss) income per basic common share	$(0.85)	$(1.27)	$49.69	$(2.26)
(Loss) income per diluted common share	$(0.85)	$(1.27)	$49.28	$(2.26)

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

We excluded the items presented below from the calculation of diluted (loss) income per share as they were antidilutive for the periods indicated, as the Company had a net loss from operations for each period presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Denominator
Restricted stock	14,571	47,563	—	48,615
Preferred stock, if converted	—	115,370	—	115,370

9. Segment Information

The Company has two reportable segments: Loan Operations and Control System Commercialization. ALG is our primary business in the Loan Operations segment. Activity in the Control System Commercialization segment began during the first quarter of 2024 and is comprised entirely of electric vehicle intellectual property development expenses. The segment has no assets or liabilities at June 30, 2024.

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

Following a full year of ALG’s operations, our Board of Directors mandated a comprehensive review of the Company’s mortgage platform to improve the performance of the business. The review involved assessments of operational efficiency and capacity issues, opportunities for cost reductions, strategies for improving liquidity, among other initiatives, all with a view toward enhancing financial performance. The Company made significant progress in reducing costs and streamlining operations. This included an across-the-board employee right-sizing, reducing expenditures for third-party professional services, reducing reliance on lines of credit and significantly reducing our investment in loans held for sale and investment, and in the third quarter of 2023 we began taking steps to liquidate the loan portfolio we held at that time. While the Company has the ability to originate and purchase loans in the future, it does not anticipate doing so other than on a very selective basis.

On October 6, 2023, the Company signed a non-exclusive patent and technology licensing agreement (“the PTL Agreement”) with System73 Limited (“System 73”), an entity controlled and managed by the 53.6% owners of the Company’s common stock. Under the PTL Agreement, the Company obtained a non-exclusive license for a set of patents for a control system which seeks to optimize the efficiency of electric vehicles (“EVs”). The patents cover algorithms which optimize the utilization of multiple motors not only at a point in time but over the entire trip. The Company’s investment in the EV business and the development of those business assets is currently the principal line of business of the Company.

As consideration for the patent rights granted in the PTL Agreement, the Company has agreed to pay 6.2 million pounds sterling (approximately $8.0 million) in budgeted increments as they are incurred by System73 under a commercialization contract executed with Seabird Technologies Limited (“Seabird”), plus any future third-party expenses reasonably incurred in connection with the filing, prosecution and maintenance of the patents. Under the commercialization contract, Seabird has been engaged by System 73 to build a technology demonstrator to validate the functionality of an integrated drive unit using the technology and to develop a commercialization strategy for the technology, including the development of a sales pipeline, over an 18-month period commencing on January 1, 2024. Through June 30, 2024, AAMC has made payments of approximately $2.9 million in the aggregate toward these contractual obligations.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Loan Interest Income

Loan interest income decreased to $34,000 and $0.3 million for the three and six months ended June 30, 2024, respectively, compared to $1.6 million and $3.6 million for the three and six months ended June 30, 2023. The reduction was driven by our decision in the third quarter of 2023 to liquidate our loan portfolio, which resulted in us holding fewer loans during the 2024 period versus the 2023 period.

Loan Fee Income

Loan fee income was $8,000 and $14,000 for the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively. The reduction was driven by our decision in the third quarter of 2023 to liquidate our loan portfolio and curtail our loan origination activity, which resulted in us earning less loan fee income during the 2024 period vs the 2023 period.

Realized Gains on Loans Held for Sale, net

We recognized no realized gains on loans held for sale, net, for three and six months ended June 30, 2024, respectively. Realized gains of $10,000 and $20,000 were recognized on loans held for sale, net, for the three and six months ended June 30, 2023, respectively.

Salaries and Employee Benefits

Salaries and employee benefits were $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2023. The 2024 decrease is due to our decision in the third quarter of 2023 to liquidate our loan portfolio and actions implemented that served to reduce our cost structure and employee headcount.

Legal, Acquisition and Professional Fees

Legal fees were $31,000 and $0.1 million for the three and six months ended June 30, 2024, respectively, compared to $0.9 million and $1.4 million for the three and six months ended June 30, 2023. This decrease is primarily due to higher costs in 2023 related to the Luxor litigation and employment issues. We incurred no acquisition costs in 2024, or during the three and six months ended June 30, 2023, respectively. Professional fees were $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

General and Administrative Expenses

General and administrative expenses were $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively. The reduction, is attributable to lower insurance, operating lease, travel & lodging and restricted stock expenses, driven by our decision to liquidate our loan portfolio, and reduce our cost structure and employee headcount.

Servicing and Asset Management Expense

Servicing and asset management expenses were $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively. Interest expense includes interest incurred on our notes payable, margin account, and amortized commitment fees. Interest expense was $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively. In 2023 our interest expense was related to our ALG business, while our interest expense in 2024 was related to the notes payable we issued in January 2024 in connection with the Luxor settlement.

Direct Loan Expense

We incurred no direct loan expense during the three months ended June 30, 2024 and $7,000 during the six months ended June 30, 2024, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively. Direct loan expenses include loan broker fees, inspection fees, title search and other fees.

Loan Sales and Marketing Expense

We incurred no loan sales and marketing expenses during the three and six months ended June 30, 2024 (as a result of our decision to liquidate our loan portfolio), compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. Loan sales and marketing expenses include expenses related to the promotion and exposure to leads which may result in originations of loans.

Electric Vehicle Intellectual Property Development Cost

Electric vehicle intellectual property development costs were $1.0 million and $2.9 million for the three and six months ended June 30, 2024, respectively. The Company did not incur any electric vehicle intellectual property developments costs in comparable prior year periods, as electric vehicle development costs began to be incurred in January 2024.

Change in Fair Value of Loans

We recognized $38,000 in income during the three months ended June 30, 2024 and $31,000 in expense during the six months ended June 30, 2024, for changes in the fair value of loans. We recognized $0.4 million and $1.2 million in income for the change in the fair value of loans during the three and six months ended June 30, 2023, respectively.

Realized Losses on Loans Held for Sale, net

We recognized no realized losses on loans held for sale, net, during the three and six months ended June 30, 2024, respectively. We recognized no realized losses, and realized losses of $0.3 million, on loans held for sale, net, for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $8.1 million compared to $8.7 million as of December 31, 2023. We believe these sources of liquidity are sufficient to enable us to meet anticipated short-term (one-year) liquidity requirements. Our ongoing cash expenditures primarily consist of: salaries and employee benefits, legal and professional fees, lease obligations, other general and administrative expenses and investment in electric vehicle intellectual property. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

Loans Held for Sale, at fair value

On June 30, 2024, our loans held for sale, at fair value, was $56,000, compared to $4.5 million at December 31, 2023. The reduction was driven by our decision to liquidate our loan portfolio. These loans primarily relate to loans originated by ALG and are included net of loan holdbacks, accrued interest, payments and advances in process and market valuation amounts.

Loans Held for Investment, at fair value

On June 30, 2024, our loans held for investment, at fair value, was $4.0 million, compared to $5.6 million at December 31, 2023. The reduction was driven by our decision to liquidate our loan portfolio and phase out our ALG business line. These loans primarily relate to business purpose bridge loans for the transitioning of real estate properties and are included net of loan holdbacks, accrued interest, in process and market valuation amounts.

Treasury Shares

As of June 30, 2024, a total of $275.2 million in shares of our common stock have been repurchased under the authorization by our Board of Directors to repurchase up to $300.0 million in shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes. As of June 30, 2024, we had an aggregate of $24.8 million shares remaining available for repurchase under our Board-approved repurchase plan.

The Company did not repurchase any shares during the six months ended June 30, 2024. The Company repurchased 30,371 shares for $1.7 million during the six months ended June 30, 2023.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(1,177)	$(18,483)
Net cash provided by investing activities	1,568	30,639
Net cash used in financing activities	(1,000)	(10,401)
Total cash flows	$(609)	$1,755

Operating Activities

Net cash used in operating activities for the three and six months ended June 30, 2024 and 2023, consisted primarily of additional fundings of held for sale loans, payment of ongoing salaries and benefits, and general corporate expenses in excess of revenues.

Investing Activities

Net cash provided by investing activities for the three and six months ended June 30, 2024 and 2023, consisted primarily of the proceeds from sales and principal payments on loans held for investment, offset by additional fundings of loans held for investment.

Financing Activities

Net cash used in financing activities during the three and six months ended June 30, 2024, consisted primarily of cash used in the conversion of preferred stock. Net cash used in financing activities for the three and six months ended June 30, 2023, consisted primarily of funds borrowed and repaid under the Company’s line of credit, and cash used in the repurchase of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2024 or December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below our risk factors reflected in our December 31, 2023 Form 10-K (filed on March 29, 2024) have not materially changed. For additional information regarding our risk factors, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

We cannot assure you that we will continue to be listed on the NYSE American.

Our common stock is listed on the NYSE American, and we are subject to certain NYSE American continued listing requirements and standards. On May 31, 2024, we received notice of non-compliance from the NYSE American due to our stockholders’ equity not meeting the NYSE American’s continued listing requirements and standards for minimum stockholder’s equity, which is below the NYSE American’s minimum requirement. We submitted a plan of compliance to the NYSE American after receipt of the notice, however, there is no assurance that the NYSE will accept that plan or that the Company will be able to execute on that plan, either of which could result in the Company becoming subject to delisting procedures as set forth in the NYSE American Company Guide. We will need to increase its income in the near future, recognize or book certain financial gains, or otherwise raise outside capital to regain compliance, of which there can be no assurances. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. A delisting of our common stock from the NYSE American could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Asset Management Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).
3.1	Amended and Restated Articles of Incorporation of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.2	Fifth Amended and Restated Bylaws of Altisource Asset Management Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2022).
3.3	Certificate of Designations establishing the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.14*	Revolving loan agreement with Altisource Solutions Inc., dated June 3, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Filed herewith.
** Indicates the exhibit is being furnished, not filed, with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Asset Management Corporation
Date:	August 14, 2024	By:	/s/	William C. Erbey
William C. Erbey
Chairman and Chief Executive Officer

Date:	August 14, 2024	By:	/s/	Richard G. Rodick
Richard G. Rodick
Chief Financial Officer